Form 10QSB
period 1996-03-31
KINETIKS COM INC
filed 1996-05-15
CIK 1001903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

                        Commission File Number: 0-27418


                               KINETIKS.COM, INC.
        (Exact name of small business issuer as specified in its charter)

     Delaware                                                  76-0478045
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)

700 Rockmead, Suite 240, Kingwood, Texas                         77339
(Address of principal executive offices)                       (Zip Code)

                                 (713) 359-7638
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]   NO [ ]

As of March 31, 1996 there were 5,380,000 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format
(Check One):

YES  [ ]    NO  [X]

                               KINETIKS.COM, INC.

                              INDEX TO FORM 10-QSB
                      For the Quarter Ended March 31, 1996

Part I Financial Information

Item 1. Financial Statements (unaudited)
                                                                            PAGE
        Balance sheet ...................................................    3

        Statement of operations .........................................    4

        Statement of cash flows .........................................    5

        Notes to Financial statements....................................    6

Item 2. Management's Discussion and Analysis or
         Plan of Operation ..............................................    9

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K.................................   12

Signatures ..............................................................   13

Exhibit 11.01: Statement of Computation of earnings per share ...........   14

Exhibit 27: Financial Data Schedule .....................................   15

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                               Kinetiks.com, Inc.

                                  Balance Sheet
                                   (Unaudited)
                                                                  March 31, 1996
                                                                  --------------
ASSETS
Current assets:
  Cash and cash equivalents .....................................   $   477,510
  Short-term investments ........................................     1,523,719
  Accounts receivable ...........................................        44,814
  Notes and advances due from officers and employees ............        43,271
  Prepaid expenses and other current assets .....................        28,049
                                                                    -----------
Total current assets ............................................     2,117,363

Property and equipment, net .....................................       461,722
License agreement, net ..........................................       267,406
                                                                    ===========
Total assets ....................................................   $ 2,846,491
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable .................................................   $   270,000
  Note payable to shareholder ...................................        70,000
  Accounts payable ..............................................        32,818
  Accrued compensation ..........................................        29,888
  Other accrued expenses ........................................        27,111
  Deferred revenue ..............................................        24,061
                                                                    -----------
Total current liabilities .......................................       453,878

Note payable to shareholder officer .............................       217,299

Stockholders' equity:
  Preferred stock, $.001 par value, 500,000 shares authorized;
    none issued .................................................          --
  Common stock, $.001 par value; authorized shares - 20,000,000
    5,380,000 issued and outstanding at March 31, 1996 ..........         5,380
Additional paid-in capital ......................................     5,050,164
Accumulated deficit .............................................    (2,880,230)
                                                                    -----------
Total stockholders' equity ......................................     2,175,314
                                                                    -----------
Total liabilities and stockholders' equity ......................   $ 2,846,491
                                                                    ===========
See accompanying notes

                               KINETIKS.COM, INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                                                   Period from
                                                                January 18, 1995
                                          Three months ended     (inception) to
                                            March 31, 1996       March 31, 1995
                                          ------------------    ----------------
Revenue .................................   $   245,209           $         0
Operating expenses:
     Cost of revenue ....................       279,959                     0
     Research and development ...........        37,739                     0
     Sales and marketing ................       678,359                     0
     General and administrative .........       419,585                29,082
                                            -----------           -----------
                                              1,415,642                29,082
                                            -----------           -----------
Operating loss ..........................    (1,170,433)              (29,082)

Other income (expense):
     Interest income ....................        33,940                     0
     Other income .......................         1,682                     0
     Interest expense ...................       (11,376)                    0
                                            -----------           -----------
Net loss ................................   $(1,146,187)          $   (29,082)
                                            ===========           ===========
Net loss per common and common
  equivalent share ......................   $     (0.21)          $     (0.01)
                                            ===========           ===========
Shares used in computing net loss per
common and common equivalent share ......     5,380,000             5,249,109
                                            ===========           ===========
See accompanying notes

                               Kinetiks.com, Inc.

                            Statements of Cash Flows
                                   (Unaudited)
                                                                   Period from
                                                                January 18, 1995
                                            Three months ended   (inception) to
                                              March 31, 1996     March 31, 1995
                                            ------------------  ----------------

OPERATING ACTIVITIES
Net cash used in operating activities .......  $(1,361,205)        $(26,008)

INVESTING ACTIVITIES
Purchase of property and equipment ..........     (298,249)          (9,195)

FINANCING ACTIVITIES
Proceeds from notes payable .................      270,000           36,016
Repayment of note payable to shareholder ....      (30,000)
                                               -----------         --------
Net cash provided by financing activities ...      240,000           36,016
                                               -----------         --------
Net decrease in cash ........................   (1,419,454)             813

Cash and cash equivalents at beginning of
 period .....................................    1,896,964             --
                                               ===========         ========
Cash and cash equivalents at end of period ..  $   477,510         $    813
                                               ===========         ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING TRANSACTIONS
Property and equipment acquired from
 shareholder in exchange for a note payable .  $         0         $ 73,422

See accompanying note.
                                       5

                               KINETIKS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the period ended December 31, 1995.

The Company began substantial initial operations during the first quarter of 1996. Prior to January 1, 1996, the Company had been considered to be in the development stage. While the Company is operational, sales volumes have not yet achieved the level necessary to sustain the Company's continuing operations. This raises substantial doubt as to the Company's ability to continue as a going concern. The Company must obtain sufficient long-term capital to fund its growing operations and to recover the development costs incurred. The Company raised equity funding through an initial public offering ("IPO") of shares of its common stock to the public, which was completed on December 12, 1995, (See
Note 2). The Company is still expanding it's premier product, The Internet Waterway(TM) which became operational in November 1995. The Company believes that its net expected cash flow plus the existing funds will not be sufficient to meet its anticipated cash flow requirement for the next twelve months on a basis which will allow the Company to meet competition and to continue to aggressively develop its market as planned. Therefore, the Company will be required to raise additional funds through selling additional equity or debt securities. There can be no assurance that the Company would be successful in the sale of equity or debt securities. Should sales not increase sufficiently, nor new equity or debt proceeds occur, the Company has developed a standby plan, if needed, intended to allow it to continue at a reduced level of operation with significantly reduced expenses until the monthly cash flow, based on the standby plan, turns positive. No assurance can be given that the standby plan, if implemented, would result in sufficient cash flow to recover the development costs incurred by the Company and sustain the Company's operations on a long-term basis.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE AND COST OF REVENUE

Service revenues from the sale of advertising space is recognized ratably over the period in which the advertisements are displayed on the Internet. Payments received in advance of providing advertising services and contract amounts that have been billed but have not been earned are recorded as deferred revenue. All costs related to revenue producing activities are

                                       6

expensed as incurred. Revenues for the quarter ended March 31, 1996 include $155,032 for which payment was received in the form of goods and services.

Management believes that the majority of costs associated with an advertisement or creation of a web site are incurred in the set-up period and intends to develop statistical information regarding the advertisement cost cycle based upon experience. Once reliable historical experience is obtained, the revenue recognition and the cost of revenue policies will be enhanced to ensure that either advertisement revenue is recognized proportionately in the period in which costs are incurred; or that costs in excess of earned revenue are deferred, if such results significantly differ from the current method of recognizing revenue ratably over the advertisement period and expensing costs as incurred.

INCOME TAXES

Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the period from inception through August 14, 1995, RDS and RDS, L.L.C. were organized as a sole proprietorship and a Texas Limited Liability Company, respectively. As a result, the income benefits from operations during this period passed directly to the sole proprietor and shareholders, respectively. The expenditures incurred prior to the Company's merger with RDS, L.L.C. were primarily start-up expenditures, which were capitalized by the owners for income tax purposes, creating a deferred tax asset of approximately $136,000. This asset was contributed to the Company in connection with the merger. Cumulative losses since inception have created additional deferred tax assets of approximately $850,000, resulting in a total deferred tax asset of $986,000. A valuation allowance was established for the full amount of these deferred tax assets because the future realization of the cumulative tax benefit is not assured.

3.  STOCK OPTION PLAN

In February 1996, the Board of Directors approved an amendment to the Plan increasing the Company's total options available under the Plan to 1,600,000, which is subject to shareholder approval. As of March 31, 1996, 1,583,050 shares covered by options are outstanding. The options are generally exerciseable for up to ten years following the date of grant (five years for 10 percent owners). As of March 31, 1996, no options were exerciseable.

4.  LICENSE AGREEMENT

On February 10, 1996, the Company entered into an exclusive license agreement with William Chen to acquire the rights to the use of the tradename "MarineNet" and a five year non-compete agreement from Chen. In lieu of a royalty payment the Company paid to William Chen stock options to purchase 70,000 shares of the Company's common stock exercisable at $6.00 per share at any time between December 12, 1997 and February 10, 2006. As required by FAS 121, "Accounting for Stock-based Compensation", the Company has

                                       7

recorded the fair value of these options which were granted to a non-employee as additional cost of the license agreement and as additional paid in capital in the amount of $289,800. Simultaneous with the execution of the License Agreement, the Company entered into a consulting agreement with Chen to retain Chen as a consultant from February 10, 1996 to July 11, 1997. The Company agreed to pay Chen consulting fees of $200,000 payable over the term of the consulting agreement.

5.  DEBT AGREEMENTS

In January 1996 the Company borrowed $270,000 from a commercial bank to purchase property and equipment. The notes bear interest at an annual rate of prime plus
 .5% and are due in 1996. The notes are secured by approximately $500,000 in short-term investments

6.  PER SHARE AMOUNTS

For 1996, net loss per common and common equivalent share is computed using the weighted average number of common shares outstanding. Common equivalent shares were excluded due to the fact that they are anti-dilutive. For 1995, net loss per common and common equivalent shares is computed using the weighted average number of common and common equivalent shares outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin
(SAB) No. 83, common stock and options to purchase common stock issued by the Company within 12 months of the initial public offering date have been included in the calculation of the weighted average number of common and common equivalent shares outstanding (using the treasury stock method) as if they were outstanding for the entire period.

                                       8

Item 2.   Management's Discussion and Analysis or Plan of Operation

GENERAL

Management's Discussion and Analysis or Plan of Operation presents management's view of the Company's financial performance and significant plans, trends or situations which may impact future performance. The Management's Discussion and Analysis should be read in conjunction with the financial statements of the Company and the notes related thereto.

A significant portion of the Company's current revenue is derived from sales to customers of advertising and web services on the Internet. The contract price included in each web services contract covers various time periods and, except for a mutually agreed upon setup fee which is non-refundable and recognized when the ad is approved, the balance of the contract price is then recognized as income apportioned equally over the number of months that the advertisements and web services will be in effect and "on-line" as agreed in the contract.

Since the major component of the cost of these sales is incurred prior to the time a web site is placed "on-line", matching of these costs with reported revenue is not accomplished. The company has begun a study of the standard cost associated with placing a web site "on-line", with the objective of more nearly matching production cost with the revenue it produces. The Company anticipates that changes resulting from these studies will be reflected in future accounting periods.

The Company has also begun to develop web services products based on its "Internet Waterway" model. The Company plans to introduce these affinity based products sometime later in 1996. Plans for additional affinity market based products based on the "Waterway" model are under consideration. In addition, the Company plans to begin marketing its first commercial software products and commercial transaction fee services in 1996.

Comparison of the period from January 18, 1995 (inception) to March 31, 1995 operating results to first quarter 1996 would provide no meaningful information because during the period ended March 31, 1995, the Company was in the very early stage of development and had no revenue and had incurred approximately $29,000 in various expenses.


RESULTS OF OPERATIONS

GROSS REVENUES

For the period from inception (January 18, 1995) through December 31, 1995, the Company recognized revenue from advertising sales of $16,367 which represented two months revenue from 127 customers. For the quarter ended March 31, 1996, recognized revenue from advertising sales was $88,719 from 116 customers. In addition, during the quarter ended March 31, 1996, the Company recognized additional revenue from Exchange of Services in the amount of $155,032, and from Merchandise Sales of $1,458. Total recognized revenue during the quarter ended March 31, 1996, was $245,209

                                       9
COST OF REVENUE

Cost of Revenue during the quarter ended March 31, 1996 was $279,959. This cost is composed primarily of payroll cost of the production staff and that portion of payroll cost of the technical staff attributable to the on-line maintenance of the Internet Waterway(TM).

RESEARCH AND DEVELOPMENT

Research and Development costs during the period ended March 31, 1996, were $37,739 which consist of payroll cost incurred related to the development of new products or services. Payroll cost attributable to support and maintenance of the Internet Waterway(TM) has been allocated to Cost of Revenue.

SALES AND MARKETING

During the period ended March 31, 1996, Sales and Marketing expenses totaled $678,359. This expense included corporate identity advertising in major national circulation industry and trade magazines of $264,665. This expense represents approximately $109,000 in cash outlay and $155,032 of Expense in Exchange for Services. In addition $62,957 was expended in fees to marketing consultants. The balance of Sales and Marketing expense covered payroll expenses, commissions, travel, and trade shows. During the remainder of 1996 the Company plans to add to its current sales staff of 12 employees.

GENERAL AND ADMINISTRATIVE

For the period ended March 31, 1996, General and Administrative expense totaled $419,585. These expenses consisted primarily of fixed overhead expenses, payroll cost, fees for professional services and all other expenses which were not identifiable as being chargeable or allocable to the other areas.

OTHER INCOME (EXPENSE)

Other income (expense) is primarily composed of interest earned on Treasury Bills, fees from sharing arrangements with certain advertisers and interest expense associated with borrowing from the major shareholder and interest on certain loans from the Company's bank related to major equipment purchases.

FACTORS AFFECTING OPERATING RESULTS

For the quarter ended March 31, 1996, new web sites and web services contracts with a total contract value of $452,557 have been placed on line. Income recognition during the same period totals $245,209. Of each of the $452,557 and $245,209 amounts previously mentioned, $155,032 represents barter income related to advertising or promotions. Equal amounts of advertising expenses have been recorded relative to these barter transactions.

                                       10

The barter contracts referred to in the preceding paragraph primarily relate to coverage by nine nationally circulated industry related magazines which carry monthly full page, four color Internet Waterway advertisements, television, radio and newspaper coverage of the Company's coverage of the Houston and Miami Boat Shows, or to valuable products or services contributed by vendors in exchange for advertising on the Internet Waterway, to be given as prizes in contests designed to draw viewers to the Company's site and to gain demographic information to be used in advertising sales. In addition to the contracts mentioned above, $156,025 in non-barter contracts have been signed, but have not yet been placed on line.

Because the Company has a very limited operating history, its 1996 budget is based on its anticipated future revenues and utilization of capital. Significant parts of these budgeted expense levels are fixed and cannot be quickly adjusted. Therefore, any significant shortfall of sales, relative to the Company's expectations, would have a negative impact on the Company's business and financial condition.

The Company expects to slow the rate of increase in its operating expenses, while continuing to increase expenditures for sales and marketing opportunities, and to meet sales growth with all necessary and appropriate support.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations through the private sales of equity securities, loans advanced by its president and others and an Initial Public Offering of its common stock. Cash provided by operating activities has been minimal. Cash receipts related to sales contracts during the quarter ended March 31, 1996,were $ 67,992.

The Company believes that its net expected cash flow plus the existing funds will not be sufficient to meet its anticipated cash flow requirement for the next twelve months on a basis which will allow the Company to meet competition and to continue to aggressively develop its market as planned. Therefore, the Company will be required to raise additional funds through selling additional equity or debt securities. There can be no assurance that the Company would be successful in the sale of equity or debt securities. Should sales not increase sufficiently, nor new equity or debt proceeds occur, the Company has developed a standby plan, if needed, intended to allow it to continue at a reduced level of operation with significantly reduced expenses until the monthly cash flow, based on the standby plan, turns positive. No assurance can be given that the standby plan, if implemented, would result in sufficient cash flow to recover the development costs incurred by the Company and sustain the Company's operations on a long-term basis.
                                       11

                           PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

a. Exhibits.

        Exhibit 11.01:       Statement Re:  Computation of Per Share Earnings
        Exhibit 27:          Financial Data Schedule

b. Reports on Form 8-K

               In the first quarter of 1996, the Company filed a report on Form 8-K dated February 13, 1996 relating to the Exclusive License Agreement and Consulting Agreement dated February 10, 1996 by and between Kinetiks.com, Inc. and William Chen, a nonaffiliate.
                                       12
SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                        KINETIKS.COM, INC.
Date:
                        By: Gregory S. Carr
                            Chairman of the Board of
                            Directors, Chief Executive
                            Officer and President

Date:
                        By: James C. Waldrop
                            Treasurer, Vice President -
                            Finance  and Chief
                            Financial Officer