Form 10QSB
period 1996-06-30
KINETIKS COM INC
filed 1996-08-14
CIK 1001903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________


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

As of June 30, 1996 there were 5,380,000 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format
(Check One): YES  [ ]   NO  [X]

                               KINETIKS.COM, INC.

                              INDEX TO FORM 10-QSB
                       For the Quarter Ended June 30, 1996



Part I Financial Information

       Item 1.Financial Statements (unaudited)
                                                                            PAGE

            Balance Sheet......................................................3

            Statements of Operations...........................................4

            Statements of Cash Flows...........................................5

            Notes to Financial Statements......................................6

       Item 2.Management's Discussion and Analysis or
              Plan of Operation................................................8

Part IIOther Information

Signatures....................................................................12

Exhibit 11.01:  Statement of Computation of earning per share.................13

                         PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

                               KINETIKS.COM, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)
                                                                       June 30,
                                                                        1996
                                                                    ------------
ASSETS
Current assets:
   Cash and cash equivalents ..................................     $   386,920
   Short-term investments .....................................         245,560
   Accounts receivable ........................................          67,870
   Notes and advances due from officers and
   employees ..................................................          36,501
   Prepaid expenses and other current assets ..................          76,601
                                                                    -----------
Total current assets ..........................................         813,452

Property and equipment, net ...................................         497,168
Prepaid stock offering cost ...................................          25,000
License agreement, net ........................................         227,887
                                                                    ===========
Total assets ..................................................     $ 1,563,507
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Notes payable ..............................................     $   224,935
   Note payable to shareholder ................................          40,000
   Accounts payable ...........................................          98,169
   Accrued compensation .......................................          36,994
   Other accrued expenses .....................................          27,390
   Deferred revenue ...........................................          13,713
                                                                    -----------
Total current liabilities .....................................         441,201

Note payable to shareholder officer ...........................         220,351

Stockholders' equity:
    Preferred stock, $.001 par value, 500,000
      shares authorized; none issued ..........................            --
   Common stock, $.001 par value; authorized
   shares -
      20,000,000, 5,380,000 issued and
      outstanding at June 30, 1996 ............................           5,380
   Additional paid-in capital .................................       5,141,414
   Accumulated deficit ........................................      (4,244,839)
                                                                    -----------
Total stockholders' equity ....................................         901,955
                                                                    -----------
Total liabilities and stockholders' equity ....................     $ 1,563,507
                                                                    ===========
                             See accompanying notes.

                               KINETIKS.COM, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    Period from
                                                                     January 18,
                                                                        1995
                      Three months     Three months     Six months   (inception)
                        ended            ended           ended             to
                      June 30, 1996 June 30, 1995  June 30, 1996   June 30, 1995
                       -----------    -----------    -----------    -----------
Revenue ............   $   397,199    $      --      $   642,408    $      --
Operating expenses:
   Cost of revenue .       233,122           --          513,081           --
   Research and
   development .....        64,386           --          102,125           --
   Sales and
   marketing .......     1,024,586           --        1,702,945           --
   General and
   administrative ..       436,951         74,444        856,536        103,526
                       -----------    -----------    -----------    -----------
                         1,759,045         74,444      3,174,687        103,526
                       -----------    -----------    -----------    -----------
Operating loss .....    (1,361,846)       (74,444)    (2,532,279)      (103,526)

Other income
(expense):
   Interest income .         8,880           --           42,820           --
   Other income ....         1,630           --            3,312           --
   Interest expense        (13,278)          --          (24,654)          --
                       -----------    -----------    -----------    -----------

Net loss ...........   $(1,364,614)   $   (74,444)   $(2,510,801)   $  (103,526)
                       ===========    ===========    ===========    ===========

Net loss per
common and common
   equivalent share    $     (0.25)   $     (0.01)   $     (0.47)   $     (0.02)
                       ===========    ===========    ===========    ===========

Shares used in
computing net loss
per
   common and
   common
   equivalent share      5,380,000      5,249,109      5,380,000      5,249,109
                       ===========    ===========    ===========    ===========

                            See accompanying notes.

                               KINETIKS.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                        Period from
                                                                                                                        January 18,
                                                                Three               Three                                   1995
                                                                months              months            Six months         (inception)
                                                                ended                ended               ended                to
                                                               June 30,             June 30,            June 30,            June 30,
                                                                 1996                1995                 1996               1995
                                                              -----------          --------          -----------          ---------
OPERATING ACTIVITIES
Net cash used in operating
activities ..........................................         $(1,204,223)         $(61,368)         $(2,565,428)         $ (87,376)

INVESTING ACTIVITIES
Purchase of property and equipment ..................             (78,823)          (15,446)            (377,072)           (24,641)
Maturity of short term investments ..................           1,255,283              --              1,255,283               --
                                                              -----------          --------          -----------          ---------
Net cash provided by investing
activities ..........................................           1,176,460           (15,446)             878,211            (24,641)

FINANCING ACTIVITIES
Proceeds from notes payable .........................                --              77,429              270,000            113,445
Repayment of note payable to
shareholder .........................................             (62,827)             --                (92,827)              --
                                                              -----------          --------          -----------          ---------
Net cash provided by financing
activities ..........................................             (62,827)           77,429              177,173            113,445
                                                              -----------          --------          -----------          ---------
Net (decrease) increase in cash .....................             (90,590)              615           (1,510,044)             1,428

Cash and cash equivalents at
beginning
    of period .......................................             477,510               813            1,896,964               --
                                                              -----------          --------          -----------          ---------
Cash and cash equivalents at end
    of period .......................................         $   386,920          $  1,428          $   386,920          $   1,428
                                                              ===========          ========          ===========          =========

SUPPLEMENTAL DISCLOSURE OF
NONCASH INVESTING AND FINANCING
TRANSACTIONS

Cash paid during the period for
interest ............................................         $     8,011          $   --            $     8,011          $    --

Property and equipment acquired
from
    shareholder in exchange for a
    note payable ....................................         $      --            $   --            $      --            $  73,422

                             See accompanying note.

                               KINETIKS.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the period ended December 31, 1995.

The Company began substantial initial operations during the first quarter of 1996. Prior to January 1, 1996, the Company had been considered to be in the development stage. While the Company is operational, sales volumes have not yet achieved the level necessary to sustain the Company's continuing operations. This raises substantial doubt as to the Company's ability to continue as a going concern. The Company must obtain sufficient long-term capital to fund its growing operations and to recover the development costs incurred. The Company raised equity funding through an initial public offering ("IPO") of shares of its common stock to the public, which was completed on December 12, 1995, (See
Note 2). The Company is still expanding its product, The Internet Waterway(TM), which became operational in November 1995. The Company's expected cash flow continues to be negative and existing funds will not be sufficient to meet its anticipated cash requirements during the third quarter of 1996. The Company is actively exploring various short and long term financing alternatives in order to meet its immediate cash requirements. Such alternatives may include, among others, bank financing or the public or private issuance of debt or equity securities. In May 1996, the Company signed a letter of intent for a second public offering of common stock with an investment banker. Moreover, the Company is in the process of pursuing a private placement of its common stock through a placement agent. While the Company's management is optimistic that a financing will succeed, there can be no assurance that the Company will be successful. The foregoing shall not be deemed an offer of securities for sale. Any public offering will only be made by means of a prospectus. Any private placement will not be registered under the Securities Act of 1933 and such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE AND COST OF REVENUE

Revenues from the sale of Internet Web Services is recognized ratably over the period in which the web sites are produced on the Internet. Payments received in advance of providing online web services and contract amounts that have been billed but have not been earned are recorded as deferred revenue. All costs related to revenue producing activities are expensed as incurred. Revenues for the quarter ended June 30, 1996 include $269,482 for which payment was received in the form of goods and services.

Management believes that the majority of costs associated with an online web advertisement or creation of a web site are incurred in the set-up period and intends to develop statistical information regarding the advertisement cost cycle based upon experience. Once reliable historical experience is obtained, the revenue recognition and the cost of revenue policies will be enhanced to ensure that either web service revenue is recognized proportionately in the period in which costs are incurred; or that costs in excess of earned revenue are deferred, if such results significantly differ from the current method of recognizing revenue ratably over the online placement period and expensing costs as incurred.

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

For the period from inception through August 14, 1995, RDS and RDS, L.L.C. were organized as a sole proprietorship and a Texas Limited Liability Company, respectively. As a result, the income benefits from operations during this period passed directly to the sole proprietor and shareholders, respectively. The expenditures incurred prior to the Company's merger with RDS, L.L.C. were primarily start-up expenditures, which were capitalized by the owners for income tax purposes, creating a deferred tax asset of approximately $136,000. This asset was contributed to the Company in connection with the merger. Cumulative losses since inception have created additional deferred tax assets of approximately $1,225,000, resulting in a total deferred tax asset of $1,361,000. A valuation allowance was established for the full amount of these deferred tax assets because the future realization of the cumulative tax benefit is not assured.

3.  STOCK OPTION PLAN

In February 1996, the Board of Directors approved an amendment to the Plan increasing the Company's total options available under the Plan to 1,600,000, which was approved by shareholders at the stockholders meeting on June 12, 1996. As of June 30, 1996, 1,583,050 shares covered by options are outstanding. The options are generally exerciseable for up to ten years following the date of grant (five years for 10 percent owners). As of June 30, 1996, 127,800 were exerciseable and elections to exercise 1,550 options had been received.

4.  FINANCIAL ADVISORY AND INVESTMENT BANKING SERVICES CONSULTING AGREEMENT

On April 2, 1996, the Company entered into a financial advisory and investment banking services consulting agreement to assist the Company in its efforts to locate and conclude an agreement for additional financing. The Company paid the financial advisor stock options to purchase 50,000 shares of the Company's common stock with 25,000 of the 50,000 shares exerciseable at $6.00 per share, 12,500 shares exerciseable at $6.50 per share, and 12,500 shares exerciseable at $7.00 per share at any time between April 2, 1996 and April 2, 1999.

As required by FAS 123, "Accounting for Stock-based Compensation", the Company has recorded the fair value of these options which were granted to a non-employee as additional expense of the consulting agreement and as additional paid-in capital in the amount of $ 91,250.

5.  DEBT AGREEMENTS

In January 1996, the Company borrowed $225,000 from a commercial bank to purchase property and equipment. The notes bear interest at an annual rate of prime plus .5% and are due in 1996. The notes are secured by approximately $246,000 in short-term investments .

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

A significant portion of the Company's current revenue is derived from sales to customers of advertising and web services on the Internet. The contract price included in each web services contract covers various time periods and, except for a mutually agreed upon setup fee which is non-refundable and recognized when the web site is approved, the balance of the contract price is then recognized as income apportioned equally over the number of months that the advertisements and web services will be in effect and "on-line" as agreed in the contract.

Since the major component of the cost of these sales is incurred prior to the time a web site is placed "online", matching of these costs with reported revenue is not accomplished. The company has begun a study of the cost associated with placing a web site "online", with the objective of more nearly matching production cost with the revenue it produces. The Company anticipates that changes resulting from these studies will be reflected in future accounting periods.

The Company has also begun to construct other online service products based on its "Internet Waterway" model. The Company plans to introduce these affinity based products sometime later in 1996. Proposals for additional affinity market based products based on the "Waterway" model are under consideration. In addition, the Company plans to begin marketing its first commercial software products and commercial transaction fee services in September 1996.

Comparison of the period from April 1, 1995 through June 30, 1995 operating results to second quarter 1996 would provide no meaningful information because during the period ended June 30, 1995, the Company was in the early stage of development and had no revenue and had incurred approximately $74,444 in various expenses.

RESULTS OF OPERATIONS

GROSS REVENUES

For the quarter ended June 30, 1996, recognized revenue from advertising and web service sales was $126,751. In addition, during the quarter ended June 30, 1996, the Company recognized additional revenue from Exchange of Services in the amount of $269,482, and from Merchandise Sales of $966. Total recognized operating revenue during the quarter ended June 30, 1996, was $397,199. For the quarter ended March 31, 1996, total operating revenue was $245,209, including $155,032 in Exchange of Service income. The increase in revenues was primarily attributable to the growth of exchange of service contracts with industry related media companies.

COST OF REVENUE

Cost of Revenue during the quarter ended June 30, 1996 was $233,122, compared to $279,959 for the quarter ended March 31, 1996. This cost, in both quarters, is composed primarily of payroll cost of the production staff and that portion of payroll cost of the technical staff attributable to the online maintenance of the Internet Waterway. This reduction is primarily due to reductions in production payroll subsequent to the first quarter.

RESEARCH AND DEVELOPMENT

Research and Development costs during the period ended June 30, 1996, were $64,386, compared to $37,739 for the quarter ended March 31, 1996. These costs consist of payroll cost incurred related to the development of new products or services. Payroll cost attributable to support and maintenance of the Internet Waterway has been allocated to Cost of Revenue.

SALES AND MARKETING

During the quarter ended June 30, 1996, Sales and Marketing expenses totaled $1,024,586, the comparable for quarter ended March 31, 1996 was $678,359. This expense includes corporate identity advertising in major national circulation industry and trade magazines of $481,748. This expense represents approximately $213,000 in cash outlay and $269,000 of Expense in Exchange for Services plus $91,250 in value of stock options granted to a non-employee. The marketing costs for the quarter ended March 31, 1996 were $109,000 in cash and $155,032 in exchange of service cost. In addition $47,590 was expended in fees to marketing consultants. The balance of Sales and Marketing expense covered payroll expenses, commissions, travel, and trade shows. During the remainder of 1996 the Company plans to add to its current sales staff, if the financing discussed under "Liquidity and Capital Resources" below is consummated.

GENERAL AND ADMINISTRATIVE

For the quarter ended June 30, 1996, General and Administrative expense totaled $436,951, compared to $419,585 for the quarter ended March 31, 1996. These expenses consisted primarily of fixed overhead expenses, payroll cost, fees for professional services and all other expenses which were not identifiable as being chargeable or allocable to the other areas.

OTHER INCOME (EXPENSE)

Other income (expense) is primarily composed of interest earned on Treasury Bills, fees from sharing arrangements with certain advertisers and interest expense associated with borrowing from the major shareholder and interest on certain loans from the Company's bank related to major equipment purchases.

FACTORS AFFECTING OPERATING RESULTS

For the quarter ended June 30, 1996, new web sites and web services contracts with a total contract value of $468,713 have been placed online. Income recognition, which includes down payments received on new websites placed online plus collections of monthly installments on sites previously placed online, during the same period totals $397,199. Included in both the total contract value and the income recognized, $269,482 represents exchange of service income related to advertising or promotions. Equal amounts of advertising expenses have been recorded relative to these exchange of service transactions. In addition to the contracts mentioned above, a backlog of $250,307 in cash contracts have been signed, but have not yet been placed online.

The exchange of service contracts referred to in the preceding paragraph primarily relate to corporate identify advertising coverage by fifteen industry related media outlets which publicize Internet Waterway advertisements, or to valuable products or services contributed by vendors in exchange for advertising on the Internet Waterway. Those products and services may be given as prizes in online contests designed to draw viewers to the Company's site and to gain demographic information to be used in advertising sales.

Because the Company has a very limited operating history, its 1996 budget is based on its anticipated future revenues and utilization of capital. Significant parts of these budgeted expense levels are fixed and cannot be quickly adjusted. While total sales, including exchange of services income have been slightly less than projections, expected cash sales have been significantly less than projections.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations through the private sales of equity securities, loans advanced by its president and others and an Initial Public Offering of its common stock. During the six months ended June 30, 1996, the Company spent $2,565,428 in its operating activities, and cash flow from operations continues to be negative.

Therefore, the Company is actively exploring various short and long term financing alternatives in order to meet its immediate cash requirements. Such alternatives may include, among others, bank financing or the public or private issuance of debt or equity securities. In May 1996, the Company signed a letter of intent for a second public offering of common stock with an investment banker. Moreover, the Company is in the process of pursuing a private placement of its common stock through a placement agent. While Company management is optimistic that a private placement of its common stock will succeed, there can be no assurance that the Company will be successful in the sale of equity. While the company has positive networth should sales not increase sufficiently, nor new equity or debt proceeds occur, the Company would lack sufficient cash to satisfy current liabilities in August, 1996.

The foregoing shall not be deemed an offer of securities for sale. Any public offering will only be made by means of a prospectus. Any private placement will not be registered under the Securities Act of 1933 and such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

                           PART II - OTHER INFORMATION

a. Exhibits.

     Exhibit 11.01:Statement Re: Computation of Per Share Earnings

                                       11

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                          KINETIKS.COM, INC.



Date:  August 14, 1996                               __________________________
                                                     By:  Gregory S. Carr
                                                     Chairman of the Board of
                                                     Directors, Chief Executive
                                                     Officer and President


Date:  August 14, 1996                               __________________________
                                                     By:  James C. Waldrop
                                                     Treasurer, Vice President -
                                                     Finance and Chief
                                                     Financial Officer