Form 10QSB
period 1996-09-30
KINETIKS COM INC
filed 1996-11-14
CIK 1001903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1996

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

                                YES [X]   NO [ ]

            As of September 30, 1996 there were 5,387,924 shares of Common Stock, par value $0.001 per share, outstanding.

            Transitional Small Business Disclosure Format
            (Check One):

            YES [ ]   NO [X]

                               KINETIKS.COM, INC.

                              INDEX TO FORM 10-QSB
                              For the Quarter Ended
                               September 30, 1996


            Part I      Financial Information

                  Item 1. Financial Statements (unaudited)
                                                                        PAGE
                                                                        ----
                      Balance Sheet.....................................  3

                      Statements of Operations..........................  4

                      Statements of Cash Flows..........................  5

                      Notes to Financial Statements.....................  6

                  Item 2. Management's Discussion
                          and Analysis or
                          Plan of Operation.............................  8

            Part II  Other Information

            Signatures.................................................. 13

            Exhibit 11.01:  Statement of Computation of
                              earning per share......................... 14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               KINETIKS.COM, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                        September 30, 1996
                                                        ------------------
ASSETS
Current assets:

  Cash and cash equivalents ...........................   $    10,435
  Accounts receivable .................................        63,058
  Notes and advances due from
  officers and employees ..............................        26,535
  Prepaid expenses and other current
  assets ..............................................        64,849
                                                          -----------
Total current assets ..................................       164,877

Property and equipment, net ...........................       450,547
Prepaid stock offering cost ...........................        25,000
License agreement, net ................................       188,368
                                                          ===========
Total assets ..........................................   $   828,792
                                                          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Notes payable .......................................   $     3,042
  Note payable to shareholder .........................        30,000
  Accounts payable ....................................       532,327
  Accrued compensation ................................        87,917
  Other accrued expenses ..............................       169,543
  Deferred revenue ....................................         5,871
                                                          -----------
Total current liabilities .............................       828,700

Note payable to shareholder officer ...................       224,853

Stockholders' equity:
   Preferred stock, $.001 par value,
    500,000 shares authorized; none
    issued ............................................          --
  Common stock, $.001 par value,
  20,000,000 shares ...................................         5,388
    authorized;  5,387,924 issued and
    outstanding at  September 30, 1996
  Additional paid-in capital ..........................     5,162,354
  Accumulated deficit .................................    (5,392,503)
                                                          -----------
Total stockholders' equity ............................      (224,761)
                                                          -----------
Total liabilities and stockholders' equity ............   $   828,792
                                                          ===========

See accompanying notes.

                               KINETIKS.COM, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Period from
                                                                      January
                                        Three                        18, 1995
                       Three months     months       Nine months    (inception)
                          ended         ended          ended             to
                        September      September      September      September
                         30, 1996      30, 1995       30, 1996        30, 1995
                       -----------    -----------    -----------    -----------
Revenue ............   $   369,397    $      --      $ 1,011,805    $      --
Operating
 expenses:
  Cost of
   revenue .........       248,877           --          761,958           --
  Research and
   development .....       117,827        137,699        219,952        164,004
  Sales and
   marketing .......       660,887        139,171      2,363,832        165,530
  General and
   administrative ..       482,822        268,471      1,339,358        319,279
                       -----------    -----------    -----------    -----------
                         1,510,413        545,341      4,685,100        648,813
                       -----------    -----------    -----------    -----------
Operating loss .....    (1,141,016)      (545,341)    (3,673,295)      (648,813)

Other income
(expense):
 Interest
  income ...........         2,108           --           44,928           --
 Other income ......         3,313           --            6,625           --
 Interest
  expense ..........       (11,837)        (9,340)       (36,491)        (9,394)
                       -----------    -----------    -----------    -----------
Net loss ...........   $(1,147,432)   $  (554,681)   $(3,658,233)   $  (658,207)
                       ===========    ===========    ===========    ===========
Net loss per
 common and
 common
 equivalent
 share .............   $     (0.21)   $     (0.10)   $     (0.68)   $     (0.12)
                       ===========    ===========    ===========    ===========
Shares used in
 computing net
 loss per
 common and
 common
 equivalent
 share .............     5,387,924      5,337,193      5,383,962      5,313,541
                       ===========    ===========    ===========    ===========

See accompanying notes.

                               KINETIKS.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                         Period from
                                                                                                                           January
                                                          Three                Three                  Nine                18, 1995
                                                          months               months                months              (inception)
                                                           ended                ended                 ended                  to
                                                         September            September            September              September
                                                          30, 1996             30, 1995              30, 1996              30,1995
                                                         ---------            ---------            -----------            ---------
OPERATING ACTIVITIES

Net cash used in operating
 activities ..................................           $(364,234)           $(453,197)           $(2,929,662)           $(513,752)

INVESTING ACTIVITIES
Purchase of property and
 equipment ...................................                --                (81,560)              (377,072)             (97,006)
Maturity of short term
 investments .................................             245,560                 --                1,500,843                 --
                                                         ---------            ---------            -----------            ---------
Net cash provided by
 investing activities ........................             245,560              (81,560)             1,123,771              (97,006)

FINANCING ACTIVITIES
Proceeds from notes
 payable .....................................                --                 76,196                270,000              153,625
Repayment of note payable
 to shareholder ..............................             (13,679)                --                 (106,506)                --
Repayment of loan from bank ..................            (244,131)            (244,131)                  --
Proceeds from issuance of
 common stock, net ...........................                --                462,314                   --                462,314
                                                         ---------            ---------            -----------            ---------
Net cash provided by (used
 by) financing activities ....................            (257,810)             538,510                (80,637)             615,939
                                                         ---------            ---------            -----------            ---------
Net (decrease) increase in
 cash ........................................            (376,484)               3,753             (1,886,528)               5,181

Cash and cash equivalents
 at beginning
 of period ...................................             386,920                1,428              1,896,964                 --
                                                         ---------            ---------            -----------            ---------
Cash and cash equivalents
 at end
 of period ...................................           $  10,436            $   5,181            $    10,436            $   5,181
                                                         =========            =========            ===========            =========
SUPPLEMENTAL DISCLOSURE OF
NONCASH INVESTING AND
FINANCING TRANSACTIONS

Cash paid during the
 period for interest .........................               5,668                  437                 13,679                  437

Property and equipment
 acquired from ...............................                --                   --                     --                 73,422
 shareholder in exchange
 for a note payable

See accompanying notes.

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

            The Company began substantial initial operations during the first quarter of 1996. Prior to January 1, 1996, the Company had been considered to be in the development stage. While the Company is operational, sales volumes have not yet achieved the level necessary to sustain the Company's continuing operations. Cumulative losses since inception have caused the Company's total assets and equity to fall below the mandatory requirements of the Nasdaq, which resulted in the Company's common stock being removed from registration and trading by the Nasdaq Small Cap Market effective October 28, 1996. The cumulative losses, removal of its listing from the Nasdaq Market, along with the Company's inability to fund it's current liabilities of approximately $830,000 at September 30, 1996 raises substantial doubt as to the Company's ability to continue as a going concern.

            The Company has begun to implement an action plan to restructure its operations in order to attempt to reduce expenses to approximate the monthly cash flow from sales. This plan specifically addresses reductions in payroll cost through layoffs, salary reductions for the highest paid officers and employees, placing sales staff on commission only, and termination of certain leased office space which is not required under the new staffing.

            During the time the forgoing plan is being implemented the Company must still obtain sufficient capital to fund its operations and to recover the development costs incurred. The Company raised equity funding of $ 4,251,000 through an initial public offering ("IPO") of shares of its common stock to the public, which was completed on December 12, 1995, (See Note 2). On November 8, 1996 the Company's founder and Chief Executive Officer retired 400,000 of his personal shares of the Company's Common Stock. Those shares were immediately sold to an individual investor for $100,000 in order to satisfy certain urgent cash needs. The Company's cash flow continues to be negative through the date of this report and existing funds are inadequate to meet the Company's cash requirements. The Company is actively exploring various short and long term financing alternatives in order to meet its immediate cash needs. Such alternatives may include, among others, a strategic partnership or private issuance of debt or equity securities. The Company has temporarily postponed its plans to perform a second public offering of its stock. While the Company's management is hopeful that a financing or strategic partnership will succeed, there can be no assurance that the Company will be successful.

            2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            REVENUE AND COST OF REVENUE

            Revenues from the sale of Internet Web Services are recognized ratably over the period in which the web sites are produced on the Internet. All costs related to revenue producing activities are expensed as incurred. Revenues for the quarter ended September 30, 1996 include $209,267 for which payment was received in the form of goods and services.

            Management believes that the majority of costs associated with an online web advertisement or creation of a web site are incurred in the set-up period and intends to develop statistical information regarding the advertisement cost cycle based upon experience. Once reliable historical experience is obtained, the revenue recognition and the cost of revenue policies will be enhanced to ensure that either web services revenue is recognized proportionately in the period in which costs are incurred; or that costs in excess of earned revenue are deferred, if such results significantly differ from the current method of recognizing revenue ratably over the online placement period and expensing cost as incurred.

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

            For the period from inception through August 14, 1995, RDS and RDS, L.L.C.(predecessors entities to the Company) were organized as a sole proprietorship and a Texas Limited Liability Company, respectively. As a result, the income benefits from operations during this period passed directly to the sole proprietor and shareholders, respectively. The expenditures incurred prior to the Company's merger with RDS, L.L.C. were primarily start-up expenditures, which were capitalized by the owners for income tax purposes, creating a deferred tax asset of approximately $ 136,000. This asset was contributed to the Company in connection with the merger. Cumulative losses since inception have created additional deferred tax assets of approximately $ 1,697,000, resulting in a total deferred tax asset of $ 1,833,000 A valuation allowance was established for the full amount of these deferred tax assets because the future realization of the cumulative tax benefit is not assured.

            3.  STOCK OPTION PLAN

            In February 1996, the Board of Directors approved an amendment to the Plan increasing the Company's total options available under the Plan to 1,600,000, which was approved by the stockholders at the annual stockholders meeting on June 12, 1996. As of September 30, 1996, options with respect to 1,531,050 shares were outstanding. The options are generally exerciseable for up to ten years following the date of grant (five years for 10 percent owners). As of September 30, 1996, a total of 606,550 were exerciseable and elections to exercise 1,550 options had been received.

            4.  DEBT AGREEMENTS

            In September 1996, the Company repaid a $242,000 commercial bank loan. The Company remains liable on approximately $ 3,000 of accrued and unpaid interest on that loan.


            ]5.  PER SHARE AMOUNTS

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

            6.     SUBSEQUENT EVENT

            On November 8, 1996 the founding shareholder and Chief Executive Officer retired 400,000 shares of his personal holdings of the Company's $.001 par value Common Stock. The Company immediately sold those shares to an individual investor for $100,000. The sale was concluded in order to fund critical cash requirements related to operations of the Company. Additionally, in October, 1996, the Company entered into an asset-based financing arrangement of up to $200,000 with a merchant banking firm. As of the date of this report approximately $ 130,000 has been borrowed under that arrangement.

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

            Effective October 28, 1996 the Company's Common Stock was removed from trading on the Nasdaq Small Cap Market because as of June 20, 1996 the Company's net assets and stockholders equity fell below the mandatory requirement for continued listing which are $2,000,000 and $1,000,000 respectively. This was the result of the Company's cumulative losses since inception. The Company has adopted a restructuring plan to attempt to regain it's listing. No assurance can be given that the plan will be successful. See "-Factors Affecting Operating results" and "-Liquidity and Capital Resources."

            While the Company is restructuring to reduce it's operating cost, it has deferred its previously announced plan to construct other online service products based on its "Internet Waterway" model. Additional affinity market based products based on the "Waterway" model are under consideration; however, the Company's ability to develop such products is limited by its very limited financial resources. Because of the serious cash flow constraints the Company completed, but did not yet bring to market it's first software product, "E-dealer". The Company's plans to begin marketing "E-dealer" in the fourth quarter will be dependent on available funding. The Company has, instead, concentrated it's efforts on more efficient production of websites and web services where it has already created a niche.

            Comparison of the period from July 1, 1995 through September 30, 1995 operating results to the three and nine months ended September 30, 1996 would provide no meaningful information because during the period ended September 30, 1995, the Company was in the early stage of development and had no revenue and had incurred approximately $545,341 in various expenses.

            RESULTS OF OPERATIONS

            GROSS REVENUES

            For the quarter ended September 30, 1996, recognized revenue from advertising and web service sales was $156,823. In addition, during the quarter ended September 30, 1996, the Company recognized additional revenue from exchange of services in the amount of $209,267, and from merchandise sales of $3,307. Exchange of services revenue is derived when the Company provides on line web services in exchange for goods and services such as advertising. Total recognized operating revenue during the quarter ended September 30, 1996, was $369,397. For the quarter ended June 30, 1996, total operating revenue was $397,199, including $269,482 in exchange of service income. The decrease in revenues from the quarter ended June 30, 1996, was primarily attributable to the decrease in exchange of service contracts with industry related media companies.

            COST OF REVENUE

            Cost of Revenue during the quarter ended September 30, 1996 was $248,877, compared to $233,122 for the quarter ended June 30, 1996. This cost, in both quarters, is composed primarily of payroll cost of the production staff and that portion of payroll cost of the technical staff attributable to the online maintenance of the Internet Waterway.

            RESEARCH AND DEVELOPMENT

            Research and Development costs during the period ended September 30, 1996, were $117,827, compared to $64,386 for the quarter ended June 30, 1996. These costs consist of payroll cost incurred related to the development of new products or services. Payroll cost attributable to support and maintenance of the Internet Waterway has been allocated to Cost of Revenue. The increase from the quarter ended June 30, 1996, was primarily attributable to the completion of the E-Dealer software project.

            SALES AND MARKETING

            During the quarter ended September 30, 1996, Sales and Marketing expenses totaled $660,887, the comparable amount the for quarter ended June 30, 1996 was $1,024,586. This expense includes corporate identity advertising in major national circulation industry and trade magazines of $254,143. This expense represents approximately $73,876 in cash outlay and $209,267 of Expense in Exchange for Services. The marketing costs for the quarter ended June 30, 1996 were

            $213,000 in cash and $269,000 in exchange of service cost. In addition, compensation expense of $91,250 was recognized during quarter ended June 30, 1996 related to stock options granted to non-employees. The balance of Sales and Marketing expense covered payroll expenses, commissions, travel, and trade shows.

            GENERAL AND ADMINISTRATIVE

            For the quarter ended September 30, 1996, General and Administrative expense totaled $482,822, compared to $436,951 for the quarter ended June 30, 1996. These expenses consisted primarily of fixed overhead expenses, payroll cost, fees for professional services and all other expenses which were not identifiable as being chargeable or allocable to the other areas.

            OTHER INCOME (EXPENSE)

            Other income (expense) is primarily composed of interest earned on Treasury Bills, fees from sharing arrangements with certain advertisers and interest expense associated with borrowing from shareholders and interest on certain loans from the Company's bank related to major equipment purchases.

            FACTORS AFFECTING OPERATING RESULTS

            For the quarter ended September 30, 1996, new web sites and web services contracts with a total contract value of $513,661 were placed online. Income recognition, which includes down payments received on new websites placed online plus collections of monthly installments on sites previously placed online, during the same period totals $369,396. Included in both the total contract value and the income recognized was, $209,267 which represents amounts related to providing web services in exchange for advertising or promotions. Equal amounts of advertising expenses have been recorded relative to these exchange of service transactions. In addition to the contracts mentioned above, a backlog of $121,038 in cash contracts have been signed, but have not yet been placed online.

            The exchange of service contracts referred to in the preceding paragraph primarily relate to corporate identity advertising coverage by fifteen industry related magazines which publicize Internet Waterway advertisements, or to products or services contributed by vendors in exchange for advertising on the Internet Waterway. Those products and services may be given as prizes in online contests designed to draw viewers to the Company's site and to gain demographic information to be used in advertising sales.

            The Company has recently revised its budgets in order to attempt to bring its expenses more nearly in line with it's expected cash flow. Parts of these budgeted expense levels are fixed and cannot be quickly adjusted. Total cash sales have fallen short of anticipated levels and therefore the Company has made major adjustments in its expense structure, including staff layoffs, salary deferrals and salary reductions for senior staff members. Such measures should reduce monthly operating expenses to approximately $75,000. There is no guarantee that such measures will be sufficient to enable the Company to continue operations through the end of 1996. See "-Liquidity and Capital Resources".

            LIQUIDITY AND CAPITAL RESOURCES

            To date, the Company has financed its operations through the private sales of equity securities, loans advanced by its Chief Executive Officer and others and an initial public offering of its common stock. In addition, on November 8, 1996, Gregory Carr, the Company's founder and Chief Executive Officer retired 400,000 shares of his personal holdings of Company common stock. The Company immediately sold those same 400,000 shares of Common Stock to an individual investor for $100,000. This sale was concluded in order to fund immediate essential expenditure requirements related to operations. In addition during October the Company entered into a asset-based financing arrangement of up to $200,000 with a merchant banking firm with whom it is exploring a broader financial relationship.

             During the nine months ended September 30, 1996, the Company spent
            $2,929,662 in its operating activities, and cash flow from operations continues to be negative. As of November 14, 1996, the Company is in severe financial distress and lacks sufficient cash to satisfy its current liabilities.

            Therefore, the Company is actively exploring various short and long term financing alternatives in order to meet its immediate cash requirements. Such alternatives may include, among others, strategic partnerships, or private issuance of debt or equity securities. Such measures may entail a substantial restructuring of the Company's present capital structure, including the substantial dilution of the current stockholders. There is no assurance that the Company will be successful in completing any of these alternatives. If the Company is unable to obtain sufficient capital in the short term in order to satisfy its sever liquidity problems it is highly unlikely that the Company will be able to continue operations through the end of December 1996.

                           PART II - OTHER INFORMATION

            a. Exhibits.

            Exhibit 11.01: Statement Re: Computation of Per Share Earnings

            SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                   KINETIKS.COM, INC.



            Date: November 14, 1996                By:  Gregory S. Carr
                                                   Chairman of the
                                                   Board of
                                                   Directors, Chief
                                                   Executive
                                                   Officer and President


            Date: November 14, 1996                By:  James C. Waldrop
                                                   Treasurer, Vice President -
                                                   Finance and Chief
                                                   Financial Officer