Form 10QSB
period 1997-03-31
KINETIKS COM INC
filed 1997-06-24
CIK 1001903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

     (MarkOne)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________


     Commission File Number: 0-27418


                               KINETIKS.COM, INC.
       (Exact name of small business issuer as specified in its charter)



               Delaware                                        76-0478045
     (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                        Identification No.)


   700 Rockmead,  Suite 150, Kingwood, Texas                    77339
    (Address of principal executive offices)                 (Zip Code)

                                 (281) 359-7638
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  NO x

As of March 31, 1997 there were 3,387,924 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format
(Check One):

YES   NO  x

                               KINETIKS.COM, INC.

                              INDEX TO FORM 10-QSB
                             For the Quarter Ended
                                 March 31, 1997


Part I Financial Information

     Item 1. Financial Statements (unaudited)
                                                                           PAGE

          Balance Sheet...................................................... 3

          Statements of Operations ...........................................4

          Statements of Cash Flows ...........................................5

          Notes to Financial Statements ......................................6

     Item 2. Management's Discussion and Analysis or
          Plan of Operation ..................................................9

Part II Other Information

          Item 1.  Legal Proceedings .........................................12

          Item 2.  Changes in Securities .....................................12

          Item 3.  Defaults Under Senior Secured Agreements ..................12

          Item 4.  Submission of Matters to a Vote of Securities Holders .....12

          Item 5.  Other .....................................................12

          Item 6.  Exhibits and Reports on Form 8-K ..........................13


Signatures ...................................................................14

Exhibit 1:  Statement of Computation of earning per share ....................15

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               Kinetiks.com, Inc.

                                 Balance Sheet
                                  (Unaudited)


                                                                March 31, 1997
                                                                --------------
     Assets

     Current assets:

          Cash and cash equivalents                              $           -
          Accounts receivable                                          135,538
          Notes and advances due from officers and employees             6,431
          Prepaid expenses and other current assets                     55,474
                                                                 -------------

     Total current assets                                              197,443

          Property and equipment, net                                   43,371
                                                                 -------------
     Total  assets                                               $     240,814
                                                                 =============

     Liabilities and stockholders' equity
     Current liabilities:
          Notes payable                                          $     344,542
          Note payable to shareholder                                    9,000
          Accounts payable                                             806,702
          Accrued compensation                                          10,000
          Other accrued expenses                                       183,205
                                                                 -------------
     Total current liabilities                                       1,353,448

     Note payable to shareholder officer                               157,233

     Stockholders' equity:

          Preferred stock,  $.001 par value,  500,000  shares
              authorized; none issued                                       -
          Common stock, $.001 par value, 20,000,000 shares               3,388
              authorized;  3,387,924 issued and outstanding
              at  September 30, 1996
          Additional paid-in capital                                 5,264,354
          Accumulated deficit                                       (6,537,609)
                                                                 -------------
     Total stockholders' equity                                     (1,269,867)
                                                                 -------------
     Total liabilities and stockholders' equity                  $     240,814
                                                                 =============

See accompanying notes.

                               Kinetiks.com, Inc.

                            Statements of Operations
                                  (Unaudited)

                                              Three months      Three months
                                                  ended            ended
                                              March 31, 1997    March 31, 1996
                                              --------------    --------------


     Revenue                                  $      374,469    $      245,209

     Operating expenses:
          Cost of revenue                             73,213           279,959
          Research and development                         0            37,739
          Sales and marketing                        359,516           678,359
          General and administrative                 166,600           419,585
                                               -------------     -------------
                                                     599,329         1,415,642
                                               -------------     -------------
     Operating loss                                 (224,860)       (1,170,433)

     Other income (expense):
          Interest income                                  0            33,940
          Other income                                12,638             1,682
          Interest expense                            (4,965)          (11,376)
                                               -------------     -------------
     Net loss                                  $    (217,187     $  (1,146,187)
                                               =============     =============

     Net loss per common and common
          equivalent share                     $       (0.06)    $       (0.21)
                                               =============     =============

     Shares used in computing net loss per
          common and common equivalent share       3,387,924         5,380,000
                                               =============     =============


See accompanying notes.

                               Kinetiks.com, Inc.

                            Statements of Cash Flows
                                  (Unaudited)

                                                Three months      Three months
                                                    ended            ended
                                                March 31, 1997    March 31, 1996
                                                --------------    --------------

Operating activities

     Net cash used in operating activities     $    (121,726)    $   (1,361,205)

Investing activities

     Purchase of property and equipment                    -           (298,249)

Financing activities

     Proceeds from notes payable                           -            270,000
     Proceeds from notes payable                     112,500
     Repayment of note payable to shareholder        (17,250)           (30,000)
                                                ------------       ------------
     Net cash provided by financing activities        95,250            240,000
                                                ------------       ------------
     Net (decrease) increase in cash                 (26,476)        (1,419,454)

     Cash and cash equivalents at beginning
          of period                                   26,476          1,896,964
                                                ------------       ------------
     Cash and cash equivalents at end
          of period                           $            0        $   477,510
                                              ==============        ===========

Supplemental disclosure of noncash
investing and financing transactions

     Cash paid during the period for interest              0                  0


See accompanying note.

                               KINETIKS.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31,1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Due to the inadequacy of funds to complete an audit, the company has not filed a form 10-KSB for the period ended December 31, 1996 with the Securities and Exchange Commission.


2. Summary of Significant Accounting Policies

Revenue and Cost of Revenue

Revenues from the sale of Internet Web Services is recognized ratably over the period in which the web sites are produced on the Internet. Payments received in advance of providing online web services and contract amounts that have been billed but have not been earned are recorded as deferred revenue. All costs related to revenue producing activities are expensed as incurred. Revenues for the three months ended March 31, 1997 include $238,608 in tradeouts for which payment was received in the form of goods and services.

Management believes that the majority of costs associated with an online web advertisement or creation of a web site are incurred in the set-up period.

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

For the period from inception through August 14, 1995, RDS and RDS, L.L.C. were organized as a sole proprietorship and a Texas Limited Liability Company, respectively. As a result, the income benefits from operations during this period passed directly to the sole proprietor and shareholders, respectively. The expenditures incurred prior to the Company's merger with RDS, L.L.C. were primarily start-up expenditures. Cumulative losses since inception have created a total deferred tax asset of $ 2,222,,000. A valuation allowance was established for the full amount of these deferred tax assets because the future realization of the cumulative tax benefit is not assured.

3. Stock Option Plan

Under the Company's Plan 1,600,000 options were available. As of March 31, 1997, 1,339,175 shares covered by options are outstanding. The options are generally exerciseable for up to ten years following the date of grant (five years for 10 percent owners). As of March 31, 1997 a total of 905,475 ,were exerciseable and elections to exercise 1,550 options had been received.

4.  Warrants

As of March 31, 1997, 525,000 warrants to purchase shares of common stock on a 1:1 basis were outstanding. The warrants are generally exerciseable for up to ten years following the date of grant. As of March 31, 1997 a total of 525,000 were exerciseable.


5.  Debt Agreements

During the three months ended March 31, 1997, the company borrowed $112,500 from various sources at 8 % to fund immediate essential expenditure requirements related to operations. In an effort to reduce debt, the note payable to a shareholder and a shareholder officer was reduced by 20,000 and $21,000, respectively, in exchange for the company's boat and automobile. Both transactions resulted in a gain.

The note payable to the shareholder officer of $157,235 including accrued interest matured on January 2, 1997.


6.  Per Share Amounts

For 1997 and 1996, net loss per common and common  equivalent  share is computed
using  the  weighted  average  number  of  common  shares  outstanding.   Common
equivalent shares were excluded due to the fact that they are anti-dilutive.


7.  Subsequent Events

On  November  27,  1996,  the  Company  entered  into a letter of  understanding
("Letter of Understanding") with Trader Publishing Company ("Trader") of Norfolk, Virginia for the sale of substantially all of the assets of the Company for $750,000 cash subject to the finalization of a definitive purchase agreement to be completed by January 2, 1997. An earnest money deposit in the amount of $110,000 was paid to the Company by Trader upon the execution of the Letter of Understanding.

On December 19, 1996, the Company executed a Commercial Note in favor of Trader, wherein Trader loaned the Company $110,000. This Commercial Note was subject to a general security agreement ("Security Agreement") encumbering substantially all of the assets of the Company and a Confession of Judgment provision in the event of a default in the terms of the Commercial Note.

As a result of the Company and Trader being unable to finalize a definitive agreement pursuant to the Letter of Understanding, Trader, on March 31, 1997, notified the Company that the earnest money deposit plus other consideration advanced to the Company under the Letter of Understanding and the principal amount of the Commercial Note plus interest, costs and expenses were due and payable. Trader also notified the Company of its intention to exercise its rights under the Security Agreement unless payment was made.

On April 9, 1997,  Trader  entered its  confession of Judgment on the Commercial
Note in the Circuit Court of Norfolk, Virginia. On April 18, 1997, the Judgment was entered in the District Court of Harris County, Texas, and a Notice of Public Sale of the assets of the Company covered by the Security Agreement was posted for May 13, 1997. In addition, on April 18, 1997, Trader filed an action against the Company alleging a breach of the Letter of Understanding and requesting a return of the earnest money deposit as well as the payment of penalties and expenses.

In an effort to settle all disputes between the Company and Trader, the Company entered into discussions with Wildwood Capital L.L.C., ("Wildwood"), a Texas limited liability corporation. Wildwood agreed to pay Trader the sum of $228,000 in exchange for Trader transferring to Wildwood all rights, title and interest it has in any claims, liens and security interest against the Company pursuant to the Judgment on the Commercial Note, the litigation referred to above and the Letter of Understanding and any liens securing the above. In addition, the Company and Trader released each other from any claims, causes of action, debts or other liabilities.

Wildwood and the Company then entered into a Settlement Agreement and Release on May 19, 1997, under which the Company transferred to Wildwood the assets covered by the Security Agreement consisting of substantially all of the Company's assets in settlement of the Judgment on the Commercial Note and in lieu of foreclosure by Wildwood. The Company and Wildwood agreed to release each other from any claims, causes of action, debts and liabilities relating to the Letter of Understanding and the Commercial Note and any judgments, litigation or causes of action arising therefrom.

In addition, Wildwood has conditionally committed to purchase the obligations owed by the Company to unsecured creditors. The offer to unsecured creditors is to fund payment in full of ten percent of their claims by July 15, 1997 provided a conditional release is executed by each creditor and returned no later than July 3, 1997. The offer is also conditional upon the receipt of the conditional releases from creditors holding a minimum of ninety percent of the gross amount of the unsecured debt of the Company.

The auditors Ernst & Young are members of the unsecured creditor group being asked to accept the ten percent settlement offer. Their acceptance conflicts with necessary independence requirements and has required the auditors to submit a resignation effective June 10, 1997.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

The Management's Discussion and Analysis should be read in conjunction with the financial statements of the Company and the notes related thereto.

A significant portion of the Company's current revenue has been derived from sales to customers of advertising and web services on the Internet. The contract price included in each web services contract covers various time periods and, except for a mutually agreed upon setup fee which is non-refundable and recognized when the web site is approved, the balance of the contract price is then recognized as income apportioned equally over the number of months that the advertisements and web services will be in effect and "on-line" as agreed in the contract.

Since the major component of the cost of these sales is incurred prior to the time a web site is placed "online", matching of these costs with reported revenue is not accomplished.


Results of Operations


Gross Revenues

For the three months ended March 31, 1997, recognized revenue from advertising and web service sales was $ 133,120. In addition, during the three months ended March 31, 1997, the Company recognized additional revenue from Exchange of Services in the amount of $238,608, and from Merchandise Sales of $2,741. Total recognized operating revenue was $374,469.

Cost of Revenue

Cost of Revenue during the three months ended March 31, 1997 was $73,213. This cost is composed primarily of payroll cost of the production staff and the payroll cost of the technical staff attributable to the online maintenance of the Internet Waterway.

Research and Development

The company has suspended research and development projects until such time as future events indicate a profitable market for potential products.

Sales and Marketing

For the three months ended March 31, 1997, Sales and Marketing expenses totaled $359,516. This expense includes corporate identity advertising in major national circulation industry and trade magazines of $238,608. The balance of Sales and Marketing expense covered payroll expenses, commissions, travel, and trade shows.

General and Administrative

For the three months ended March 31,1997, General and Administrative expense totaled $166,600. These expenses consisted primarily of fixed overhead expenses, payroll cost, fees for professional services and all other expenses which were not identifiable as being chargeable or allocable to the other areas.

Other Income (Expense)

Other income (expense) is primarily composed of interest earned on Treasury Bills, gain on sale of assets, fees from sharing arrangements with certain advertisers and interest expense associated with borrowing from the major shareholder and interest on certain loans from the Company's bank related to major equipment purchases.

Factors Affecting Operating Results

The Company is in severe financial distress. While the company has made progress in its efforts to expand the business, the revenue side of the business has not kept pace with expenses leading to in excess of six million dollars of cumulative losses. The Company has not been able to meet the required advertising revenues and direct online transaction revenues that were expected. In addition, a significant portion of the revenue stream in 1996 has been trade for service income.

Prior to 1996, the Company had no financial history on which to base planned operating expense. Therefore, the Company's projected expense levels were based primarily on its anticipated future revenues. In large part, the projected expense levels were fixed and could not be quickly adjusted. Therefore, shortfall of sales, relative to the Company's expectations, had a significant negative impact on the Company's business and financial condition. To the extent that these expenses did not produce increased revenues, the Company's business, operating results and financial condition were significantly adversely affected.

The Company has revised its budgets in order to attempt to bring its expenses in line with its expected cash flow. The Company has made major adjustments in its expense structure, including staff layoffs, salary deferrals and salary reductions for senior staff members. Such measures have reduced monthly operating expenses to approximately $65,000 in May 1997.

Liquidity and Capital Resources

The Company has financed its operations through private and public sales of equity securities and loans advanced by an officer and others. Cash provided by operating activities has fallen far short of projections.

The net proceeds from the Initial Public Offering (December 1995), together with cash flows generated from operations, have not been sufficient to meet the Company's cash needs for working capital and capital expenditures. The Company has attempted to sell additional equity and to obtain new credit facilities. None of these efforts have proven successful.

     In November 1996, Gregory Carr, the Company's founder and then Chief Executive Officer, retired 400,000 shares of his personal holdings of Company Common Stock. The Company subsequently sold the 400,000 shares to an individual investor for $100,000. In addition, during December 1996, Mr. and Mrs. Carr retired an additional 2,000,000 of their personal shares in an attempt to increase the value of the remaining shares held by stockholders and in hopes of attracting additional investment in the Company. Mr. and Mrs. Carr subsequently assigned voting rights by Proxy to the Board of Directors of 1,000,000 additional shares. Furthermore, Mr. and Mrs. Carr worked for the Company full-time in 1996 at a one-third reduction in salary. Mr. Carr has worked full-time for the Company in 1997 without any salary in attempt to further cut costs and restructure the business.

As a result of significant and continuing negative cash flow, in the fourth quarter of 1996 and the first quarter of 1997, the Company reduced personnel costs by layoffs, salary reductions, reduced its overhead by restructuring its office lease and suspended all research and development projects.

The Company is in severe financial distress and lacks sufficient cash to satisfy its current liabilities. The lack of operating capital and negative cash flows significantly impairs the Company's ability to operate and, in the absence of completing a financing transaction the Company will be required to terminate its operations. The Company continues to actively explore various financing alternatives in order to meet its immediate cash requirements. Such measures may entail a substantial restructuring of the Company's present capital structure, including the substantial dilution of the current stockholders.

Wildwood has conditionally committed to purchase the obligations owed by the Company to unsecured creditors. The offer to unsecured creditors is to fund payment in full of ten percent of their claims by July 15, 1997 provided a conditional release is executed by each creditor and returned no later than July 3, 1997. The offer is also conditional upon the receipt of the conditional releases from creditors holding a minimum of ninety percent of the gross amount of the unsecured debt of the Company. If the Company is not successful in completing the described financial restructuring, the Company will have no alternative but to consider terminating operations and may seek bankruptcy protection.

As of June 20, 1997 approximately 55% of the unsecured creditor balance representing approximately $690,000 have signed the acceptances and conditional releases.

                           PART II OTHER INFORMATION

Item 1.   Legal Proceedings

          As of March 31, 1997, a legal action from creditor Staffware, Inc. had been filed naming the Company as a defendant in a unsecured claim for $24,365.

          Reference  Part  1,  Item  2,  Section  7 for  the  Subsequent  Events
          discussion  of  legal  proceedings   initiated  by  Trader  Publishing
          Company.

Item 2.   Changes in Securities

          None


Item 3.   Defaults Under Senior Secured Agreements

          As a result of the Company and Trader being unable to finalize a definitive agreement pursuant to the Letter of Understanding, Trader, on March 31, 1997, notified the Company that the earnest money deposit plus other consideration advanced to the Company under the Letter of Understanding and the principal amount of the Commercial Note plus interest, costs and expenses were due and payable. Trader also notified the Company of its intention to exercise its rights under the Security Agreement unless payment was made.

          On April 9, 1997, Trader entered its confession of Judgment on the Commercial Note in the Circuit Court of Norfolk, Virginia. On April 18, 1997, the Judgment was entered in the District Court of Harris County, Texas, and a Notice of Public Sale of the assets of the Company covered by the Security Agreement was posted for May 13, 1997. In addition, on April 18, 1997, Trader filed an action against the Company alleging a breach of the Letter of Understanding and requesting a return of the earnest money deposit as well as the payment of penalties and expenses. The total secured claim made by Trader was for $291,000.

          In an effort to settle all disputes between the Company and Trader, the Company entered into discussions with Wildwood Capital L.L.C., ("Wildwood"), a Texas limited liability corporation. Wildwood agreed to pay Trader the sum of $228,000 in exchange for Trader transferring to Wildwood all rights, title and interest it has in any claims, liens and security interest against the Company pursuant to the Judgment on the Commercial Note, the litigation referred to above and the Letter of Understanding and any liens securing the above. In addition, the Company and Trader released each other from any claims, causes of action, debts or other liabilities.


Item 4.   Submission of Matters to a Vote of Securities Holders

          None

Item 5.   Other

          Resignation of Directors:

          Peter Salus resigned as a Director of the Company on March 8, 1997 due to a potential conflict with another assignment that he began at that time.

          Dyann Carr and Robert Newman resigned as a Directors on May 20, 1997 upon completion of the Wildwood Capital, LLC transaction stating that the Company would no longer need the expertise that each had provided in the past.


Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits
                    Exhibit 1: Statement Re: Computation of Per Share Earnings

          b.   Reports on Form 8-K
                    Report filed  on May 19,  1997  "Acquisition/Disposition  of
                                                     Assets and Settlement"

                    Report filed on June 16,  1997  "Changes  in  Registrant's
                                                     Certifying Accountants"

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                  KINETIKS.COM, INC.


Date:   June 24, 1997                             By: /s/ Charles Powell
                                                  ------------------------------
                                                  Charles Powell
                                                  Acting Chief Executive
                                                  Officer and President



                                                  By: /s/ Gregory Carr
Date:   June 24, 1997                             ------------------------------
                                                  Gregory Carr
                                                  Secretary