Form 10QSB
period 1999-03-31
KINETIKS COM INC
filed 1999-05-17
CIK 1001903

FORM 10-QSB

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1999

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from       to

Commission file number 0-15415

                           KINETIKS.COM, INC.
         (Exact Name of Registrant as Specified in its Charter)


      Delaware                                     76-0478045
(State or other jurisdiction of                   IRS Employer
incorporation or organization)                 Identification Number


c/o C. Garold Sims, 1775 Sherman Street, Suite 2015,Denver, CO  80203
(Address of Principal Offices)                                (Zip Code)


Registrant's telephone number, including area code: 303-830-6660

                       N/A
(Former name,former address and former fiscal year,if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  [   ]     No  [X]

As of April 27, 1999, 5,389,083 shares of Common Stock have been issued, 3,389,083 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one) Yes[   ]  No[X]


                                INDEX

PART I.   FINANCIAL INFORMATION:


     Item 1.     Financial Statements

                 Balance Sheets at March 31, 1999 (unaudited) and
                 December 31, 1998

                 Statements of Operations for the Three Months Ended
                 March 31, 1999 (unaudited) and March 31, 1998 (unaudited)

                 Statements of Cash Flows for the Three Months Ended
                 March 31, 1999 (unaudited) and March 31, 1998 (unaudited)

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION



                          PART I.FINANCIAL INFORMATION

Item 1.     Financial Statements

The financial statements included herein have been prepared by Kinetiks.com, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, its results of operations for the three month period ended March 31, 1999 and its cash flows for the three month period ended March 31, 1999. The Company's balance sheet as of December 31, 1998 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB Kinetiks.com, Inc.



                                         Kinetiks.com, Inc.
                                    (A Development Stage Company)
                                           Balance Sheets

                                  March 31,1999    December 31,1998
                                   (unaudited)

Assets

Current assets:
  Cash                                 4,103               169
Total Current assets                   4,103               169

                                       4,103               169

Liabilities and Stockholders' (Deficit)

Current liabilities:
  Judgments payable                  205,471           205,471
  Notes payable                      199,873           177,976
  Accounts payable                   876,953           862,531
  Accrued compensation               105,503           105,503
  Other accrued expenses              46,302            41,680

Total current liabilities          1,434,102         1,393,161


Stockholder's (deficit):

Preferred stock, $.001 par value,
500,000 shares authorized; none
issued                                     0                 0
Common stock, $.001 par
value; 20,000,000 shares
authorized;5,389,083 issued;
3,389,083 outstanding
as of December 31, 1998                5,390             5,390
Less, treasury stock                  (2,000)           (2,000)
Additional paid in capital         6,061,517         6,061,517
Deficit accumulated during
develop stage                     (7,494,906)       (7,457,899)
Total stockholders' (deficit)     (1,429,999)       (1,392,992)

                                       4,103               169


                          See accompanying notes



                                       Kinetiks.com, Inc.
                                 (A Development Stage Company)
                                    Statements of Operations

                             For the three months ended March 31
                                   1999                  1998
                               (unaudited)           (unaudited)

Revenue:                               0                     0

Operating expenses:
  General and administrative      32,386                 3,054

                                  32,386                 3,054

Operating loss:                  (32,386)               (3,054)

Other income (expense):
  Interest expense                (4,621)               (7,166)

Net loss:                        (37,007)              (10,220)

Net loss per common and common
equivalent shares                  (0.01)                   (0)

Shares used in computing net
loss per common and common
equivalent shares              3,389,083             3,389,083


                          See accompanying notes


                                                     Kinetiks.com, Inc.
                                               (A Development Stage Company)
                                                    Cash Flow Statements

                                           For the three months ended March 31
                                               1999               1998
                                            (unaudited)         (unaudited)

Operating Activities:

Net cash used in operating activities         (17,963)               (240)

Net cash provided by investing activities           0                   0

Financing Activities:
   Proceeds from notes payable                 21,897                 240

Net cash provided by financing activities      21,897                 240

Net change in cash                              3,934                   0

Cash at beginning                                 169                   0
Cash at end                                     4,103                   0


                           See accompanying notes



                              Kinetiks.com, Inc.
                 Notes to Financial Statements March 31, 1999
                                 (Unaudited)

1.   Earnings per share

The Company used SFAS No. 128 when calculating earnings per share. This statement replaces the presentation of primary earnings or loss per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

2.   Commitments and Contingencies

Leases

The Company leased its office space and certain office equipment under noncancellable operating lease agreements expiring through the year 2000. An officer and director and a former officer and director personally guaranteed certain of these leases. Due to the lack of operating funds and the inability of the Company to raise additional equity capital, the Company defaulted on all of its leases, and accordingly, the lease creditors accelerated all remaining payments. Certain of the lease creditors filed legal proceedings against the Company during the years ended December 31, 1997 and December 31, 1998 and obtained court ordered judgments against the Company and the officer and director and former officer and director. As of December 31, 1998, judgments from lease creditors were $113,613.

Securities and Exchange Commission

The Company has failed to timely file the required Forms 10-KSB and 10-QSB as required by the Securities and Exchange Commission.
The Company and its officers and directors could be subject to certain fines and penalties from the SEC for its failure to timely file these reports. The Company cannot determine the effect, if any, that this uncertainty may have on its financial position.


3.   Notes Payables

Notes payable consists of the following:

                                            March 31, 1999

     Note payable, shareholder,
     interest at 10.91%, no
     stated repayment terms, and without
     collateral.                            $  9,000

     Note payable, shareholder,
     interest at 8%, principal
     and interest due April 1997,
     without collateral.                      50,000

     Note payable, interest at 8%,
     principal and interest due April
     1997, without collateral.                 5,000

     Note payable, shareholder,
     no stated interest, no stated
     repayment terms, without
     collateral.                               2,500

     Note payable, shareholder,business
     development company, interest at
     18%(in default), due March 30, 1997,
     and without collateral.                              25,000

     Note payable,business development
     company, interest at 8%,
     no stated repayment terms, and
     without collateral.                      61,476

     Note payable, business development
     company, interest at 8%,
     no stated repayment terms, and
     without collateral.                      29,128

     Note payable, venture capital firm,
     interest at 10%, principal and
     interest due March 1997,
     without collateral.                      25,000

     Total                                  $177,976


The note of $9,000 represents a restructured note between the Company and a shareholder. In January 1997, the Company and the shareholder exchanged an existing note payable and accrued interest with a new $9,000 note payable and surrendered to the shareholder the Company's boat, which had a net book value at the date of this restructuring of $26,815. The new note bears interest at 10.91%, has no stated repayment terms, and is without collateral.

In March 1997, the Company borrowed $50,000 from a shareholder and issued warrants to purchase 100,000 shares of the Company's common stock at $.25 per share. In April 1997, when the Company was unable to pay this note, the Company issued additional warrants to purchase 100,000 shares of the Company's common stock at .25 per share. The exercise price of the warrants approximated the fair market value of the Company's stock on the dates of these grants.

In March 1997, the Company borrowed $5,000 from a shareholder and issued warrants to purchase 10,000 shares of the Company's common stock at $.25 per share. In April 1997, when the Company was unable to pay this note, the Company issued additional warrants to purchase 10,000 shares of the Company's common stock at $.25 per share. The exercise price of the warrants approximated the fair market value of the Company's stock on the dates of these grants.

During 1997, the Company borrowed funds from a former employee and shareholder. The balance remaining is $2,500. There are no repayment terms and interest does not accumulate.

During 1997 and 1998, the Company borrowed $25,000 and $61,476, respectively, from The Rockies Fund (The "Fund"), a shareholder that is a "business development company" under the Investment Company Act of 1940. In connection with the execution of the $25,000 note, the Company issued warrants to purchase 50,000 shares of the Company's common stock at $.25 per share. Additionally, the note agreement requires the Company to issue 50,000 warrants monthly for every month that the note is in default. As of December 31, 1998, the Company has granted 1,150,000 warrants to this shareholder. No warrants were issued pursuant to the $61,476 note payable. During the period ended March 31, 1999 the Company borrowed an additional $29,128 from the Fund. This note bears interest at 8%, has no stated repayments terms and is without collateral. No warrants were issued in relation to this note.

As of April 1999, the president of the Fund, certain of his family members, and other entities that are controlled by the president of the Fund, Inc. and his wife, own shares and warrants totaling 1,073,500 and 1,300,000, respectively. The shares owned represent approximately 32% of the outstanding shares of the Company. Of the shares owned, 900,000 shares were purchased at $.05 per share directly from the former president and vice president of the Company in private transactions. The remaining shares owned were purchased in open market transactions.

Beginning in 1994, the SEC began an investigation into certain matters including the administrative and record keeping practices of the Fund, its securities trading activities and those of its officers and directors. In September 1996, the Fund received notification from the SEC that the SEC staff was planning to recommend that an enforcement action be brought against the Fund, its president, and each of its directors due to certain violations of federal securities laws. The SEC invited the Fund to make a submission setting forth the Fund's position and arguments regarding the SEC staff's planned recommendation. The Fund did so in October 1996, and at the SEC's request, the Fund supplemented its submission in December
1996.  An administrative trial was held before the SEC's Chief
Administrative Judge in November 1998. During this trial the Fund vigorously contested the SEC's allegations. No decision has been rendered.

In January 1997, the Company borrowed $25,000 from Caribou Capital, Inc. ("Caribou"), a nonaffiliate. In connection with this borrowing, the Company issued warrants to purchase 50,000 shares of the Company's common stock at $.25 per share. In March 1997, when the Company was unable to pay this note, the Company issued additional warrants to purchase 50,000 shares of the Company's common stock at $.25 per share. The exercise price of the warrants approximated the fair market value of the Company's stock on the date of grant.



ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect the Company's liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, and general economic conditions. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

During the quarter ended March 31, 1999 the Company had no active operations. The Company focused its attention on completing the necessary preparation for the independent annual audits of the years ended December 31, 1996, December 31, 1997, and December 31, 1998.

The funds with which to complete the preparation for, and the independent audits of fiscal years ended December 31, 1996, December 31, 1997, and December 31, 1998 were loaned to the Company by The Rockies Fund, Inc. (See Notes
Payable). The total amount loaned during the three months ended March 31, 1999 was $29,128. The note bears interest at 8%, there is no collateral or specific repayment terms.

The Rockies Fund, Inc., a business development company, is assisting the Company to develop the most advantageous corporate strategy. This includes focusing attention on reducing the debt that totals over $1.3 million dollars and discussing a merger or an acquisition with potential candidates. Although The Fund, on the Company's behalf, has spoken with many prospects, nothing has been finalized. Without a favorable settlement of the outstanding debt the Company may find it necessary to explore other opportunities.

The Company believes that the Fund will continue to assist with funding and management until the proper strategy is developed. However, there can be no assurance.


Results of Operations for the Three Months Ended March 31, 1999 as compared to the Three Months Ended March 31, 1998:

There were no active operations during either period.

Revenues

Revenue for both three-month periods was zero.

Expenses

Operating expenses increased from $3,054 to $32,386 due to an increase in professional expense. All expenses were related to the preparation for, and the independent audits for 1996, 1997, and 1998, and the preparation and completion of the quarterly reports for the same periods.

The Company incurred $4,621 in interest expense in relation to the outstanding debt. This represents a $2,545 decrease in interest expense due to a reduction in the amount of notes payable.

Based on the foregoing information, the Company recorded a $(37,007) loss versus a loss of $(10,220) one year ago.
This represents a loss of $(.01) per share.


Liquidity and Capital resources: March 31, 1999 as compared to December 31, 1998:


The Company's only assets consist of $4,103 cash on hand.
The cash is part of the most recent loan from The Rockies
Fund, Inc. to be used in conjunction with audit preparation and completion.

Current Liabilities increased $40,941 from $1,393,161 to $1,434,102. No new judgments have been filed.



                PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Due to the lack of operating funds and the inability to raise additional capital, the Company has defaulted in its payments to a number of creditors and former employees.
Numerous persons have filed legal proceedings against the Company during 1997 and 1998. Claims have been asserted not only against the Company, but also in certain instances against Gregory S. Carr and Dyann Carr personally as guarantors of loans or leases. The Company does not have sufficient funds to pay any of the judgments or claims against it.

Corporate

Advanta Business Services Corporation filed a complaint on May 16, 1997 against the Company and the Carrs for non-payment under an equipment lease. The complaint was filed in the Superior Court of New Jersey, Camden County, New Jersey then transferred to Dallas County Court, Dallas, Texas. A judgment in the amount of $39,495.11 was entered against the Company and the Carrs in August 1997.

Greentree Financial Services filed suit against the Company and the Carrs individually for non-payment of an equipment lease. Suit was filed on May 27, 1997, in County Civil
Court #3, Harris County, Texas.  A judgment against the
Company and the Carrs was entered on January 7, 1999 in the amount of $34,919.16.

On January 12, 1998, Lease Acceptance Corporation against the Company and the Carrs in the Circuit Court for the County of Oakland, Pontiac, Michigan. The suit alleged non-payment of a lease for office furniture. The suit was referred by the court to mediation, but was not successfully resolved through the mediation process. A default judgment was entered on June 1, 1998, in the amount of $19,209.70 against the Company and the Carrs.

Berger & Co., a temporary employment agency, filed suit
against the Company in 9th Judicial District Court for
Montgomery County, Texas on May 14, 1997. Plaintiff alleged
non-payment of sums due for temporary technical personnel
used by the Company.   Judgment was entered in Berger and
Company's favor. As a result of a second amended final judgment, the court entered a judgment in favor of Berger &
Co. on June 3, 1998 in the amount of $44,435.00.

Staffware, Inc., another temporary employment agency, filed suit for non-payment of fees for temporary staff County
Civil Court, No. 1,  in Harris County, Texas on March 1,
1997. A default judgment was entered against the Company in the amount of $26,865.11.

The Assessor's Office of Montgomery County, Texas filed suit against the Company on November 9, 1998 in the amount of $1,582.95 representing unpaid property taxes for 1996 and 1997. Property taxes were assessed by Montgomery
County on exhibition equipment stored in a satellite storage facility. In addition Montgomery County filed an additional suit representing the unpaid portion of the property taxes representing the school district in the amount of $3,951. The Company has no funds with which to pay these unpaid property taxes.

SDX, Inc., a marketing firm, filed suit against the Company on October 26, 1996 in Pct. 1, Pos. 2, Houston, Texas over the disputed terms of a contract it entered into with the Company. On June 13, 1997, the court entered a judgment in SDX, Inc.'s favor in the amount of $4,750. The company as no available funds to satisfy the judgment.

Federal Express Corporation filed suit against the Company on September 19, 1997 in Montgomery County District Court,
Montgomery County, Texas seeking to recover $10,274.30 plus interest for unpaid delivery fees. A default judgment was entered on December 16, 1997. The judgment remains unsatisfied due to the Company's lack of available funds.
Federal Express obtained a writ of execution on December 17, 1998.

Pennebaker Designs filed suit against the Company and the Carrs on July 2, 1997 in the District Court for Harris
County, Texas alleging damages in the amount of $12,997.50.
The case was dismissed on May 28, 1998 for non-suit.

Sanwa Leasing Corporation filed suit against the Company and the Carrs on August 19, 1997 in the Sixth Judicial District, Oakland County, Michigan alleging that $19,989.04 is due. A default judgment was entered on November 4, 1997.

Employee

Hank Savage, a former employee, filed a claim for unpaid wages in the office of the Labor Commissioner, State of California on April 16, 1997. The Commission awarded the former employee a total of $6,870.93. This amount of the award includes sums for unpaid wages, commissions due, and penalty. The Company has no funds available to pay the award.

Additional vendors, note holders, and former employees have refrained from suing the Company because of its known inability to satisfy the claims of creditors.

Item 2.  Change in Securities

         None.

Item 3.  Defaults Upon Senior Securities

The following securities were in default:

                                          March 31, 1999

     Note payable, shareholder,
     interest at 10.91%, no stated
     repayment terms, and without
     collateral.                            $  9,000

     Note payable, shareholder,
     interest at 8%, principal and
     interest due April 1997,
     without collateral.                      50,000

     Note payable, interest at 8%,
     principal and interest due April
     1997, without collateral.                 5,000

     Note payable, shareholder, business
     development company, interest at 18%
     (in default), due March 30, 1997, and
     without collateral.                      25,000

     Note payable, venture capital firm,
     interest at 10%, principal and interest
     due March 1997, without collateral.      25,000

     Total                                  $177,976


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the period ended March 31, 1999.


Item 5.  Other Information

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of the operational systems.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 27

         (b)  Reports on Form 8-K

              None


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 KINETIKS.COM, INC.

     Dated: 05/17/1999             By:/s/Gregory S. Carr
                                         Gregory S. Carr, Secretary