Form 10QSB/A
period 1997-03-31
KINETIKS COM INC
filed 1999-05-18
CIK 1001903

FORM 10-QSB/A

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from     to

Commission file number 0-15415

                         KINETIKS.COM, INC.
     (Exact Name of Registrant as Specified in its Charter)


                Delaware                            76-0478045
(State or other jurisdiction of                    IRS Employer
incorporation or organization)                 Identification Number

                               N/A
c/o C. Garold Sims, 1775 Sherman Street, Suite 2015, Denver, Colorado  80203
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


                                INDEX

PART I.   FINANCIAL INFORMATION:


      Item 1.  Financial Statements

               Balance Sheets at March 31, 1997 (unaudited) and
               December 31, 1996

               Statements of Operations for the Three Months Ended
               March 31, 1997 (unaudited) and March 31, 1996 (unaudited)

               Statements of Cash Flows for the Three Months Ended
               March 31, 1997 (unaudited) and March 31, 1996 (unaudited)


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


PART II.  OTHER INFORMATION


                           PART I.FINANCIAL INFORMATION

Item 1.     Financial Statements

The consolidated financial statements included herein have been prepared by Kinetiks.com, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, its results of operations for the three month period ended March 31, 1997, and its cash flows for the three month period ended March 31,1997.
The Company's balance sheet as of December 31, 1996 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year.
The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.


                           Kinetiks.com, Inc.
                     (A Development Stage Company)
                            Balance Sheets


                                             March 31,1997   December 31,1996
                                              (unaudited)

Assets

Current assets:
   Cash                                               0             40,923
   Short term investments                             0              5,784
Accounts receivable, net                         13,354             13,354
Prepaid expenses and other current assets             0             15,000

Total current assets                             13,354             75,061

Property and equipment, net                           0             45,145

                                                 13,354            120,206

Liabilities and Stockholders'  (Deficit)

Current liabilities:
   Judgments payable                                  0                  0
   Notes payable                                116,500             48,042
   Accounts payable                           1,072,407          1,058,368
   Accrued compensation                         170,463            187,095
   Other accrued expenses                        53,418             11,244

Total current liabilities                     1,412,788          1,304,749

Note payable to shareholder officer             143,841            201,263

Stockholders' (deficit):
Preferred stock, $.001 par value,
 500,000 shares authoried;none issued                 0                  0
Common stock, $.001 par value;
 20,000,000 shares authorized;
 5,389,083 issued; 3,389,083
 outstanding December 31, 1996                    5,390              5,390
Less treasury stock, 2,000,000 shares            (2,000)            (2,000)
Additional paid-in capital                    5,811,272          5,790,428
Deficit accumulated during the
 development stage                           (7,357,937)        (7,179,624)

Total stockholders'(deficit)                 (1,543,275)        (1,385,806)

                                                 13,354            120,206


                            See accompanying notes



                             Kinetiks.com, Inc.
                       (A Development Stage Company)
                         Statements of Operations


                                         For the three months ended March 31,
                                           1997                       1996
                                        (unaudited)                (unaudited)

Revenue                                   231,480                     160,903

Operating expenses:
   Cost of revenue                             66                     195,653
   Research and development                     0                      37,739
   Sales and Marketing                    101,295                     678,359
   General and administrative             300,497                     419,585

                                          401,858                   1,331,336

Operating loss                           (170,378)                 (1,170,433)

Other income (expense):
Interest expense                           (8,068)                    (11,376)
Interest income                               133                      35,622

Net loss                                 (178,313)                 (1,146,187)

Net loss per common and common
 equivalent                                 (0.05)                      (0.21)

Shares used in computing net
 loss per common and common
 equivalent share                       3,389,083                   5,380,000



                                 See accompanying notes



                             Kinetiks.com, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows


                                       For the three months ended March 31,
                                          1997                       1996
                                       (unaudited)                (unaudited)

Operating Activities:

Net cash used in operating activities    (149,032)                (1,361,205)

Investing activities:

     Proceeds from short-term investments   3,109                          0
     Purchase of equipment                      0                   (298,249)

Net cash provided by investing activities       0                   (298,249)

Financing Activities:

     Proceeds from notes payable          105,000                    270,000
     Repayment of notes                         0                    (30,000)

Net cash provided by financing activities 105,000                    240,000

Net change in cash                        (40,923)                (1,419,454)

Cash at beginning                          40,923                  1,896,964
Cash at end                                     0                    477,510



                           See accompanying notes



                            Kinetiks.com, Inc.
                Notes to Financial Statements March 31, 1997
                              (Unaudited)

1.   Asset Sale

Danro Purchase Order

In October 1996 the Company entered into a Purchase Order
(the "Agreement") with Danro Corporation ("Danro") whereby the Company sold to Danro essentially all of its computer hardware assets for $200,000. The Agreement provided that the Company would receive a downpayment of $65,000 and the remaining $135,000 would be advanced once the Company satisfied the following conditions: 1) execution of one or more leases between the Company and Danro covering the purchased items;
2) adoption by the Board of Directors of a work-out plan; and
3) delivery of such financial information as required by Danro.

Effective December 5, 1996 the Agreement was amended whereby the Company and Danro agreed to adjust the purchase price downward to $138,700, the amount that had already been received by the Company. The Company agreed to repurchase the equipment by January 15, 1997 and to pay lease fees of $25,000 and legal fees incurred by Danro in the amount of $4,000.

Effective February 5, 1997 the Company and Danro entered into an Equipment Rental Extension Agreement (the
"Extension Agreement"). The Extension Agreement provided an extension for the Company to repurchase its assets to March 31, 1997 and called for immediate payment of all rental fees due Danro from October 1,1996. The Company additionally agreed to pay legal fees incurred by Danro in the amount of $1,830.

The Company was unable to pay any of the required payments pursuant to these agreements, nor was it able to ultimately repurchase its assets. Since the Company was in default of the Agreement and The Extension Agreement, all amounts due to Danro were accelerated. Accordingly, the Company recorded legal fees and lease expense in the amounts of $5,829 and $56,829 respectively, as of December 31, 1996.

Trader Letter Agreement

In November 1996 the Company and Trader Publishing Company ("Trader") entered into a Letter Agreement (the "Letter Agreement") whereby Trader would acquire substantially all of the assets and properties used by the Company for a purchase price of $750,000, consisting of $550,000 for the assets being sold, $100,000 for a one-year consulting agreement with the Company, and $100,000 for a five-year non-compete agreement. Trader advanced the Company $110,000 as an earnest money deposit for this Letter Agreement. The agreement contained a provision that in the event of a breach of the Letter Agreement that resulted from events beyond the control of the Board of Directors or the then, president and executive officer, and his wife, who was an officer and director, the Company would pay Trader a break-up fee in the amount of $35,000.

On December 19, 1996 Trader loaned the Company $110,000 pursuant to a promissory note. The note bore interest at the prime rate plus 3% and was due January 30, 1997. The promissory note was also subject to a security agreement encumbering essentially all of the assets of the Company.

On March 4, 1997, the Company filed a preliminary proxy statement with the Securities and Exchange Commission. The Company intended to solicit proxies seeking shareholder approval of the proposed sale of substantially all the Company's assets to Trader pursuant to the Letter of Intent entered into in November 1996. The Company's Board of Directors unanimously approved the asset sale to Trader and intended to recommend that shareholders vote in favor of the
proposed asset sale.   However, the Company was unable to
obtain a "fairness opinion" from a financial advisor regarding the fairness of the proposed asset sale, and the proposed sale of assets to Trader failed to close and proxies were not solicited to approve the sale. The Company was unable to satisfy a number of conditions required to close the proposed asset sale, including the ability to provide audited financial statements and the ability to convey assets subject to the proposed sale free and clear of all liens and encumbrances.

As a result of the Company and Trader being unable to finalize a definitive agreement pursuant to the Letter of Intent, Trader advised the Company on March 31, 1997 that the earnest money deposit plus all sums due under the Commercial Note, plus interest and expenses, were due and payable. Trader also gave notice of its intent to exercise all its rights under the security agreement unless payment was made.

On April 9, 1997, Trader entered a confession of judgment on the Commercial Note payable by the Company to Trader in the Circuit Court of Norfolk, Virginia. On April 18, 1997, Judgment was entered against the Company in the District Court of Harris County, Texas, and a Notice of Public Sale of the Company's assets covered by the security agreement was posted for May 13, 1997.

In addition, Trader filed suit against the Company on April 18, 1997 alleging breach of the Letter of Understanding and demanding repayment of the earnest money deposit of $110,000 plus penalties ($35,000 for the break-up fee) and expenses ($36,000 in legal fees).

Wildwood LLC

On May 19, 1997 the Company and Trader entered into a
Settlement Agreement and Release in that Wildwood Capital
LLC ("Wildwood"), a nonaffiliate whose managing member is the owner of Danro, agreed to pay Trader $228,000 for the right to obtain the assignment of the judgment, the litigation, and the liens securing the assets.
Simultaneously, with the execution of the Settlement
Agreement, the Company executed and delivered to Wildwood a bill of sale transferring, assigning, and conveying to Wildwood and settlement of the judgment and in lieu of foreclosure by Wildwood essentially all of the Company's assets.

Although this transaction was not completed until May 1997, the Company recorded the entire transaction, due to its nature, as a type I subsequent event, as of December 31, 1996.

The Company recorded the loss on the sale of assets for the year ended December 31, 1996, as follows:

       Write-off net book value of assets assigned to Wildwood $ (414,389)
       Write-off prepaid marketing                                (50,000)
       Write-off net book value of License Agreement             (148,840)
       Trader deposit for Letter Agreement                        110,000
       Note payable to Trader                                     110,000
       Proceeds from Danro pursuant to Purchase Agreement         138,700

                                                               $ (254,538)


2.   Earnings per share

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

3.   Summary of Significant Accounting Policies

Revenue and Cost of Revenue

Service revenues from the sale of advertising space are recognized and ratably over the period in which the advertisements are displayed on the Internet. Payments received in advance for providing advertising services and contract amounts that have been billed but have not been earned are recorded as deferred revenue. All costs related to revenue producing activities are expenses as incurred. The Company recorded revenues, and a corresponding charge to cost of revenues from barter transactions at the estimated fair value of the products or services received.

The Company believed that the majority of costs associated with an advertisement were included in the set-up period and intended to develop statistical information regarding the advertisement cost cycle based upon experience. However, the Company's operations ceased before meaningful data was obtained to substantiate this belief.

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Short-term investments include a certificate of deposit that has an original maturity ranging from four to six months.

4.   Notes Payables

Notes payable consists of the following as of March 31, 1997:


     Note payable, shareholder, interest at
     10.91%, no stated repayment terms,
     and without collateral.                $     9,000

     Note payable, shareholder, interest at
     8%, principal and interest due April
     1997, without collateral.                   50,000

     Note payable, interest at 8%,
     principal and interest due April
     1997, without collateral.                    5,000

     Note payable, shareholder, no stated
     interest, no stated repayment terms,
     without collateral.                          2,500

     Note payable, shareholder, business
     development company, interest at 18%
     (in default), due March 30, 1997, and
     without collateral.                         25,000

     Note payable, shareholder venture capital
     firm, interest at 10%, principal and
     interest due March 1997, without
     collateral.                                 25,000

     Note payable, shareholder/officer,
     interest at 9%, principal and interest
     due January 1997, without collateral.      140,576

     Total                                     $257,076


The note of $9,000 represents a restructured note between the Company and a shareholder. In January 1997 the Company and the shareholder exchanged an existing note payable in the amount of $30,000 and accrued interest with a new $9,000 note payable and surrendered to the shareholder the Company's boat, which had a net book value at the date of this restructuring of $26,815. The new note bears interest at 10.91%, has no stated repayment terms, and is without collateral.

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

The same shareholder converted a note payable in the amount of $15,000 into 50,000 shares of the Company's common stock in February 1997. The note accrued interest at 7%, and was without collateral. The stock issued was from the treasury, and had been contributed by a director and former officer of the Company.

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

In February 1997, the Company borrowed $25,000 from The Rockies
Fund (The "Fund"), a shareholder that is a "business development company" under the Investment Company Act of 1940. In connection with the execution of the $25,000 note, the Company issued warrants to purchase 50,000 shares of the Company's common stock at $.25 per share. Additionally, the note agreement requires the Company to issue 50,000 warrants monthly for every month that the note is in default. As of December 31, 1998, the Company has granted 1,150,000 warrants to this shareholder. In 1998, the Company borrowed an additional $61,476 from The Rockies Fund. In connection with the execution of this note no warrants were issued. The note bears interest at 8%, has no stated repayment terms and is without collateral. During the period ended March 31, 1999 the Company borrowed an additional $29,128 from the Fund. This note bears interest at 8%, has no stated repayments terms and is without collateral. No warrents were issued in association with this note.

As of April 1999 the president of the Fund, certain of his family members, and other entities that are controlled by the president of the Fund, Inc. and his wife, own shares and warrants totaling 1,073,500 and 1,300,000, respectively. The shares owned represent approximately 32% of the outstanding shares of the Company.
Of the shares owned, 900,000 shares were purchased at $.05 per share directly from the former president and vice president of the Company in private transactions. The remaining shares owned were purchased in open market transactions.

Beginning in 1994 the SEC began an investigation into certain matters, including the administrative and record keeping practices of the Fund, its securities trading activities and those of its officers and directors. In September 1996, the Fund received notification from the SEC that the SEC staff was planning to recommend that an enforcement action be brought against the Fund, its president, and each of its directors due to certain violations of federal securities laws. The SEC invited the Fund to make a submission setting forth the Fund's position and arguments regarding the SEC staff's planned recommendation.
The Fund did so in October 1996, and at the SEC's request, the Fund supplemented its submission in December 1996. An administrative trial was held before the SEC's Chief Administrative Judge in November 1998. During this trial the Fund vigorously contested the SEC's allegations. No decision has been rendered.

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

The note payable to shareholder/officer consists of amounts advanced by Mr. Carr to fund the operating and start-up expense of the Company and the contribution of certain operating assets. The note bore interest at 9% per annum and matured in Januray 1997. In January 1997, when the Company was unable to pay this note, the shareholder/officer accepted as partial payment, the Company's automobile. The net book value of the automobile approximated $21,000, which the shareholder/officer and the Company believed to be the estimated fair market value.
During the year ended the Company reduced the principal amount owed to the shareholder/officer by $18,756, which represented personel charges made by the shareholder/officer on the Company's credit card. As of March 31, 1997, the note's principal balance was $140,576.

4. Research and Development Costs

Research and development expenditures are charged to expense as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

Based upon the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. All research and development costs have been expensed.

5. Commitments and Contingencies

Leases

The Company leased its office space and certain office equipment under noncancellable operating lease agreements expiring through the year 2000. An officer and director and a former officer and director personally guaranteed certain of these leases. Due to the lack of operating funds and the inability of the Company to raise additional equity capital, the Company defaulted on all of its leases, and accordingly, the lease creditors accelerated all remaining payments. Certain of the lease creditors filed legal proceedings against the Company during the years ended December 31, 1997 and obtained court ordered judgments against the Company and the officer and director and former officer and director.

Securities and Exchange Commission

The Company has failed to timely file the required Forms 10-KSB and Forms 10-QSB as required by the SEC. The Company and its officers and directors could be subject to certain fines and penalties from the SEC for its failure to timely file these reports. The Company cannot determine the effect, if any, that this uncertainty may have on its financial position.


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

In February 1997 Dyann L. Carr, a director and former officer, contributed 50,000 shares of Company common stock to the treasury. These shares of common stock were immediately re-issued to a note holder, David Figueiredo. Mr. Figueiredo converted a $15,000, note that had been issued in November 1996, into 50,000 shares of Company stock. As part of this transaction the Company recorded interest expense in the amount of $5,223.

In February 1997 Greg S. Carr, the Company founder and corporate secretary, agreed to accept the Company vehicle as partial payment for his outstanding loan. The value of the vehicle was agreed to be $21,000 which approximated the fair value.

As of March 31, 1997, the Company was still a "development stage company." Although the Company had established a nationwide sales staff in 1996, revenues had not met expectations and the Company had not been able to develop its proprietary software to place the advertising on-line as quickly as it had anticipated. The Company was forced to focus on raising capital rather than executing its business plan. Unfortunately, the Company could not raise the necessary capital with which to execute its business plan and sold all of its assets May 19, 1997 (See Financial Footnotes).

In the first quarter of 1997 a nationwide search was to have, begun for a new CEO. At the December 1996 Board of Directors meeting, Gregory S. Carr resigned as President and accepted the position of corporate secretary and remained as a director with the Company. Charles L. Powell was appointed acting President. However, no actual search was ever enacted.

On March 14, 1997 Mr. Salus, a director, resigned his position with the Company. The Board of Directors did not replace him.

By the contractual closing date of March 31, 1997, the Company was attempting to complete the sale of its assets to Trader Publications. Instead of the sale coming to its anticipated closure Trader Publications sued the Company in April 1997 to receive its earnest monies and the repayment of a short-term 1996 note plus interest and attorney fees. The Company received a judgment totaling $291,000. On May 19, 1997 Wildwood Capital, a privately owned Texas Corporation, stepped into the position of Trader, purchased the assets, and continues operates the Internet Waterway site (See Financial Footnotes). Mr. Carr, the former president and one of the founders of Kinetiks.com, Inc., provided consulting services for Wildwood Capital since the sale of the assets until April 1999.

Although this transaction was not completed until May 1997, the Company recorded the entire transaction, due to its nature, as a Type I Subsequent Event as of December 31, 1996 (See Financial
Footnotes).

The Company had no operations since the sale of its assets in May 1997 until The Rockies Fund loaned the Company additional monies starting in March 1997. These funds, totaled $61, 476 at the end of 1998, and in the quarter ended March 31, 1999 an additional $29,128 has been loaned. These funds have been used by the Company to bring its accounting records up-to-date, and complete an independent audit. In addition The Rockies Fund is working with the Company to develop its corporate strategy; this includes reducing the over $1.3 million dollars in debt and discussing a possible merger with potential candidates. The
Rockies Fund, Inc. has had discussions with multiple potential merger and/or acquisition candidates. However, no agreement has been finalized. If a favorable debt settlement can not be reached the Company may be forced to explore other alternatives.


Results of Operations for the Three Months Ended March 31, 1997 as compared to the Three Months Ended March 31, 1996:

The Company's revenues were derived from the construction of marine industry websites and from the sale of advertising from businesses involved in the boating and fishing industry and the advertising appeared on the Internet Waterway web-site. In addition a small portion of the revenue was derived from the on-line sales of marine accessories. Until 1997 the Company included "trade-outs" with magazines and boat show booths as revenue, and accounted for this type of revenue with a matching cost-of-goods entry (See Financial Footnotes).

Due to lack of funding during this operating quarter the focus shifted from selling ad space to attempting to arrange short-term financing until permanent financing could be arranged that would allow the Company to continue its operations.

Revenues

Revenue for the three-month period increased $60,477, or 37.6% from $160,903 to $231,480. Although all of the revenue recorded for this three-month period was from cash receipts, not barter, the revenue was not enough to cover expenses that totaled $401,858.
The field-based sales staff had been eliminated, and therefore, the ability to further increase sales was difficult.

Expenses

Operating expenses decreased substantially, $929,478 or 79.4%, when comparing the three months ended March 31, 1996 and 1997 due to the fact that the Company's operations almost completely curtailed. The majority or 74.8% of expenses were allocated to general and administrative. General and Administrative expenses
decreased from $419, 585 to $ 300,497 or 28.3%.   The component,
Sales and Marketing, decreased from $678,359 to $101,295, or 85.1%. Thus demonstrating that the Company was no longer in the position to promote itself.

Based on the foregoing, the Company reported an operating loss of $(170,378) and a net loss of $(178,313). This represents a loss of $(.05) per share.


Liquidity and Capital resources: March 31, 1997 as compared to December 31, 1996

Through this date, the Company's primary source of cash had been its IPO in 1995. In addition the founder and multiple shareholders had loaned the Company money in the form of notes. Since cash generated internally through operations had not been sufficient to cover expenditures, the Company entered into additional debt financing during this quarter. The Company raised $105,000 through the issuance of notes. This funding was intended to be short-term; re-paid when the Trader transaction closed. Since the Trader transaction was never finalized, the four notes issued during this three month period are all outstanding, accruing interest, and one of the notes continues to accrue warrants monthly (See Notes Payable).

During the three months ended March 31, 1997 working capital continued to be negative and the Company used all its cash and was forced to liquidate its remaining short-term investments to meet daily operating needs while attempting to merge the Company with a stronger financial partner or obtain permanent financing.
The remaining current assets consisted of accounts receivable in the amount of $13,354. This represents a decrease in current assets of $61,707. During this same three-month period current liabilities increased $108,039 due to an increase in both accounts
payable and other accrued expenses.   No judgments had been filed at
this juncture.

Fixed assets decreased from $45,145 to zero during the first three months of the fiscal year 1997. These assets were used to reduce outstanding debt. These assets had consisted of a Company vehicle and Company boat and its trailer. The Company automobile was given to an officer and a director of the Company in order to reduce the note payable to shareholder/officer $21,000, this amount was estimated to be the fair value of the vehicle. The note was further reduced due to the Company paying personnel expenses of the director and officer. In a separate transaction the Company's boat and its trailer were used in lieu of multiple cash payments to another note holder. This allowed the Company to exchange the remaining note balance of $30,000 for a new note in the amount of $9,000 at 10.91% with no repayment terms stated.



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

Pennebaker Designs filed suit against the Company and the Carrs on July 2, 1997 in the District Court for Harris County, Texas alleging damages in the amount of $12, 997.50. The case was dismissed on May 28, 1998 for non-suit.

Sanwa Leasing Corporation filed suit against the Company and the Carrs on August 19, 1997 in the Sixth Judicial District, Oakland
County, Michigan alleging that $19, 989.04 is due. A default judgment was entered on November 4, 1997.

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

Item 2.  Change in Securities

Change in Rights of Securities

During this fiscal quarter the Board of Directors of the Company retained voting control of 1,000,000 shares of common stock owned by its founders, Gregory S. and Dyann L. Carr. This voting control was to be for a period of six months. At the Board of Director's meeting in December 1996 this matter had been voted upon.

Item 3.  Defaults Upon Senior Securities

The following securities were considered to be in default:



     Note payable, shareholder, interest
     at 8%, principal and interest due
     April 1997, without collateral.          50,000

     Note payable, interest at 8%,
     principal and interest due April
     1997, without collateral.                 5,000

     Note payable, shareholder,business
     development company, interest at 18%
     (in default), due March 30, 1997, and
     without collateral.                      25,000

     Note payable, venture capital firm,
     interest at 10%, principal and interest
     due March 1997, without collateral.      25,000

     Note payable, shareholder/officer, 9%,
     principal and interest due January
     1997 without collateral                 140,576

     Total                                  $245,576


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the first quarter of 1997. Although the Company filed a preliminary proxy statement with the Securities and Exchange Commission in March 1997, the proposed sale of assets contemplated by the preliminary proxy statement did not transpire (see Financial Footnotes) and it was unnecessary to submit the matter to a vote of the shareholders.

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



                              KINETIKS.COM, INC.


     Dated:  5/18/1999        By:  /s/Gregory S. Carr
                                      Gregory S. Carr,Secretary