Form 10QSB
period 1997-09-30
KINETIKS COM INC
filed 1999-05-20
CIK 1001903

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30,1997


  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE EXCHANGE ACT
           For the transition period from ______ to

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

  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1997


  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE EXCHANGE ACT
           For the transition period from ______ to

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

  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly periods ended June 30, 1997 and September 30, 1997


  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE EXCHANGE ACT
           For the transition period from ______ to

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

Transitional Small Business Disclosure Format (check one) Yes[  ]  No[X]


INDEX

PART I.    FINANCIAL INFORMATION:


   Item 1. Financial Statements


           Balance Sheets at June 30, 1997 (unaudited) and
           December 31, 1996

           Statements of Operations for the Three Months Ended
           June 30, 1997 (unaudited) and June 30, 1996
           (unaudited)

           Statements of Operations for the Six Months Ended
           June 30, 1997 (unaudited) and for the Six Months
           Ended June 30, 1996 (unaudited)

           Statements of Cash Flows for the Six Months Ended
           June 30, 1997 (unaudited) and June 30, 1996
           (unaudited)

           Balance Sheets at September, 1997 (unaudited) and
           December 31, 1996

           Statements of Operations for the Three Months Ended
           September 30, 1997 (unaudited) and September 30, 1996
           (unaudited)

           Statements of Operations for the Nine Months Ended
           September 30, 1997 (unaudited) and for the Nine
           Months Ended September 30, 1996 (unaudited)

           Statements of Cash Flows for the Nine Months Ended
           September 30, 1997 (unaudited) and September 30, 1996
           (unaudited)

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations


PART II.   OTHER INFORMATION



PART I.FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Kinetiks.com, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, June 30,
1997, September 30, 1997, its results of operations for the three, six, and nine month periods ended March 31, 1997, June 30, 1997, September 30, 1997 and its cash flows for the three, six, and nine month periods ended March 31, 1997, June 30, 1997, September 30, 1997. The Company's balance sheet as of December 31, 1996 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are note necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.



                        Kinetiks.com, Inc.
                  (A Development Stage Company)
                         Balance Sheets

                                             June 30, 1997   December 31, 1996
                                              (unaudit)          (unaudited)

              Assets

Current assets:
   Cash                                              0              40,923
   Short term investments                            0               5,784
   Accounts receivable, net                          0              13,354
   Prepaid expenses and other current assets         0              15,000

Total current assets                                 0              75,061

Property and equipment, net                          0              45,145

                                                     0             120,206

Liabilities and Stockholders' (Deficit)

Current liabilities:
   Judgments payable                            4,750                   0
   Notes payable                              116,500              48,042
   Accounts payable                         1,067,657           1,058,368
   Accrued compensation                       170,463             187,095
   Other accrued expenses                      35,763              11,244

Total current liabilities                   1,395,133           1,304,749

   Note payable to shareholder officer        156,210             201,263

Stockholders' (deficit):
   Preferred stock, $.001 par value,
    500,000 shares authorized:none issued           0                   0
   Common stock, $.001 par value;
    20,000,000 shares authorized;
    5,389,083 issued; 3,389,083
    outstanding December 31, 1996               5,390               5,390
   Less Treasury stock, 2,000,000 shares       (2,000)             (2,000)
   Additional paid-in capital               5,811,272           5,790,428
   Deficit accumulated during the
    development stage                      (7,366,005)         (7,179,624)
Total stockholders'(deficit)               (1,551,343)         (1,385,806)

                                                    0             120,206


                               See accompanying notes



                        Kinetiks.com, Inc.
                   (A Development Stage Company)
                     Statements of Operations

                                       For the three months ended June 30,
                                         1997                       1996
                                      (unaudited)                (unaudited)

Revenue                                       0                     352,945

Operating expenses:
   Cost of revenue                            0                     188,868
   Research and development                   0                      64,386
   Sales and Marketing                        0                   1,024,586
   General and administrative                 0                     436,951

                                              0                   1,714,791

Operating loss                                0                   1,361,846

Other income (expense):
   Interest expense                      (8,068)                    (13,278)
   Interest income                            0                      10,510

Net loss                                 (8,068)                 (1,364,614)



Net loss per common and common
 equivalent share                             0                       (0.25)

Shares used in computing net
 loss per common and common
 equivalent share                     3,389,083                   5,380,000


                               See accompanying notes


                        Kinetiks.com, Inc.
                   (A Development Stage Company)
                     Statements of Operations

                                        For the six months ended June 30,
                                        1997                       1996
                                     (unaudited)                (unaudited)

Revenue                                 231,480                     513,848

Operating expenses:
   Cost of revenue                           66                     384,521
   Research and development                   0                     102,125
   Sales and Marketing                  101,295                   1,702,945
   General and administrative           300,497                     856,536

                                        401,858                   3,046,127

Operating loss                         (170,378)                 (2,532,279)

Other income (expense):
   Interest expense                     (16,136)                    (24,654)
   Interest income                          133                      46,132

Net loss                               (186,381)                 (2,510,801)

Net loss per common and common
 equivalent share                         (0.05)                      (0.47)

Shares used in computing net
 loss per common and common
 equivalent share                     3,389,083                   5,380,000


                               See accompanying notes


                        Kinetics.com, Inc.
                  (A Development Stage Company)
                     Statements of Cash Flows

                                        For the six months ended June 30,
                                          1997                      1996
                                       (unaudited)               (unaudited)

Operating Activities:
Net cash used in operating activities  (149,032)                 (2,565,428)

Investing activities:
     Purchase of equipment                    0                    (377,072)
     Proceeds from short-term
      investment                          3,109                   1,255,283
Net cash provided by investing
 activities                               3,109                     878,211

Financing Activities:
     Proceeds from notes payable        105,000                     270,000
     Repayment of notes                       0                     (92,827)
Net cash provided by financing
 activities                             105,000                     177,173

Net change in cash                      (40,923)                 (1,510,044)

Cash at beginning                        40,923                   1,896,964
Cash at end                                   0                     386,920

Supplemental disclosure of cash flow
information:
     Cash paid during the period              0                       8,011


                               See accompanying notes


                        Kinetiks.com, Inc.
                  (A Development Stage Company)
                         Balance Sheets

                                         September 30,1997  December 31,1996
                                            (unaudited)

Assets

Current assets:
   Cash                                       0                      40,923
   Short term investments                     0                       5,784
   Accounts receivable, net                   0                      13,354
   Prepaid expenses and
    other current assets                      0                      15,000

Total current assets                          0                      75,061

Property and equipment, net                   0                      45,145

                                              0                     120,206

Liabilities and Stockholders'  (Deficit)

Current liabilities:
   Judgments payable                     71,110                           0
   Notes payable                        116,500                      48,042
   Accounts payable                   1,001,297                   1,058,368
   Accrued compensation                 170,463                     187,095
   Other accrued expenses                31,461                      11,244

Total current liabilities             1,390,831                   1,304,749

Note payable to shareholder officer     168,580                     201,263

Stockholders' (deficit):
   Preferred stock, $.001 par value,
    500,000 shares authorized;none issued     0                           0
   Common stock, $.001 par value;
    20,000,000 shares authorized;
    5,389,083 issued; 3,389,083
    outstanding December 31, 1996         5,390                       5,390
   Less Treasury stock, 2,000,000 shares (2,000)                     (2,000)
   Additional paid-in capital         5,811,272                   5,790,428
   Deficit accumulated during the
    development stage                (7,374,073)                 (7,179,624)

Total stockholders' (deficit)        (1,559,411)                 (1,385,806)

                                              0                     120,206

                               See accompanying notes


                        Kinetiks.com, Inc.
                  (A Development Stage Company)
                     Statements of Operations

                                     For the nine months ended September 30,
                                          1997                       1996
                                      (unaudited)                (unaudited)

Revenue                                 231,480                     803,663

Operating expenses:
   Cost of revenue                           66                     553,816
   Research and development                   0                     219,952
   Sales and Marketing                  101,295                   2,363,832
   General and administrative           300,497                   1,339,358

                                        401,858                   4,476,958

Operating loss                         (170,378)                 (3,673,295)


Other income (expense):
   Interest expense                     (24,204)                    (36,491)
   Interest income                          133                      51,553

Net loss                               (194,449)                 (3,658,233)

Net loss per common and common
equivalent share                          (0.06)                      (0.68)

Shares used in computing net
loss per common and common
equivalent share                      3,389,083                   5,383,962


                               See accompanying notes


                        Kinetiks.com, Inc.
                  (A Development Stage Company)
                     Statements of Operations

                                    For the three months ended September 30,
                                         1997                       1996
                                      (unaudited)                (unaudited)

Revenue                                       0                     289,815

Operating expenses:
   Cost of revenue                            0                     169,295
   Research and development                   0                     117,827
   Sales and Marketing                        0                     660,887
   General and administrative                 0                     482,822

                                              0                   1,430,831

Operating loss                                0                  (1,141,016)

Other income (expense):
   Interest expense                      (8,068)                    (11,837)
   Interest income                            0                       5,421

Net loss                                 (8,068)                 (1,147,432)

Net loss per common and common
equivalent shares                             0                       (0.21)

Shares used in computing net
loss per common and common
equivalent share                      3,389,083                   5,387,924


                               See accompanying notes


                        Kinetics.com, Inc.
                  (A Development Stage Company)
                     Statements of Cash Flows

                                    For the nine months ended September 30,
                                         1997                     1996
                                      (unaudited)               (unaudited)

Operating Activities:
Net cash used in operating activities  (149,032)                 (2,929,662)

Investing activities:
     Purchase of equipment                    0                    (377,072)
     Proceeds of short-term investment    3,109                   1,500,843
Net cash provided by investing
 activities                               3,109                   1,123,771

Financing Activities:
     Proceeds from notes payable        105,000                     270,000
     Repayment of bridge loans                0                    (244,131)
     Repayment of notes                       0                    (106,506)
Net cash provided by financing
 activities                             105,000                     (80,637)

Net change in cash                      (40,923)                 (1,886,528)

Cash at beginning                        40,923                   1,896,964
Cash at end                                   0                      10,436

Supplemental disclosure of cash flow
information:
     Cash paid during the period              0                       8,011


                               See accompanying notes


                        Kinetiks.com, Inc.
                  Notes to Financial Statements
    March 31, 1997, June 30, 1997, September 30, 1997,(Unaudited)

1.Asset Sale

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

Effective December 5, 1996 the Agreement was amended whereby the Company and Danro agreed to adjust the purchase price downward to $138,700, the amount which had already been received by the Company. The Company agreed to repurchase the equipment by January 15, 1997 and to pay lease fees of $25,000 and legal fees incurred by Danro in the amount of $4,000.

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

On March 4, 1997, the Company filed a preliminary proxy
statement with the Securities and Exchange Commission.  The
Company intended to solicit proxies seeking shareholder
approval of the proposed sale of substantially all the
Company's assets to Trader pursuant to the Letter of Intent
entered into in November 1996.  The Company's Board of
Directors unanimously approved the asset sale to Trader and
intended to recommend that shareholders vote in favor of
the proposed asset sale.   However, the Company was unable
to obtain a "fairness opinion" from a financial advisor regarding the fairness of the proposed asset sale, and the proposed sale of assets to Trader failed to close and proxies were not solicited to approve the sale. The
Company was unable to satisfy a number of conditions required to close the proposed assets sale, including the ability to provide audited financial statements and the ability convey assets subject to the proposed sale free and clear of all liens and encumbrances.

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

Although this transaction was not completed until May 1997, the financial statements reflect this transaction as of December 31, 1996 due to the nature of the transaction, a type I subsequent event.

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


2.Earnings per share

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

3.Summary of Significant Accounting Policies

Revenue and Cost of Revenue

Revenues from the sale of advertising space are recognized ratably over the period in which the advertisements are displayed on the Internet. Payments received in advance of providing advertising services and contract amounts that have been billed but have not been earned are recorded as deferred revenue. All costs related to revenue producing activities are expenses as incurred. The Company recorded revenues, and a corresponding charge to cost of revenues from barter transactions at the estimated fair value of the products or services received.

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


4.Notes Payables

Notes payable consists of the following as of June 30, 1997 and September 30, 1997:

     Note payable, shareholder, interest at
     10.91%, no stated repayment terms and
     without collateral.                         $  9,000

     Note payable, shareholder, interest at 8%,
     principal and interest due April 1997,
     without collateral.                           50,000

     Note payable, interest at 8%, principal and
     interest due April 1997, without collateral.
                                                    5,000

     Note payable, shareholder, no stated
     interest, no stated repayment terms, without
     collateral.                                    2,500

     Note payable, shareholder, to a business
     development company, interest at 18% (in
     default), due March 30, 1997, and without     25,000
     collateral.

     Note payable, shareholder, venture capital
     firm, interest at 10%, principal and
     interest due March 1997, without collateral.  25,000

     Note payable, shareholder officer, interest
     at 9%, principal and interest due January
     1997, without collateral.  (The balance
     reflected is as of September 30, 1997)       168,580

     Total                                       $285,080

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

In February 1997 the Company borrowed $25,000 from The
Rockies Fund (The "Fund"), a shareholder that is a
"business development company" under the Investment Company
Act of 1940.   In connection with the execution of the
$25,000 note, the Company issued warrants to purchase
50,000 shares of the Company's common stock at $.25 per share. Additionally, the note agreement requires the Company to issue 50,000 warrants monthly for every month that the note is in default. As of December 31, 1998, the Company has granted 1,150,000 warrants to this shareholder.
During the period that ended December 31, 1998 the Company borrowed an additional $61,476. This note bears interest at 8%, has no stated repayment terms and is without collateral. There were no warrants issued in conjunction with this note. During the period ended March 31, 1999 the Company borrowed an additional $29,128 from the Fund. This note bears interest at 8%, has no stated repayment terms and is without collateral. No warrants were issued pursuant to this note.

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

Beginning in 1994 the SEC began an investigation into certain matters, including the administrative and record keeping practices of the Fund, its securities trading activities and those of its officers and directors. In
September 1996, the Fund received notification from the SEC that the SEC staff was planning to recommend that an enforcement action be brought against the Fund, its president, and each of its directors due to certain violations of federal securities laws. The SEC invited the Fund to make a submission setting forth the Fund's position and arguments regarding the SEC staff's planned recommendation. The Fund did so in October.

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

The note payable to shareholder officer consisted of amounts advanced by Mr. Carr to fund the operating and start-up expenses of the Company and the contribution of certain operating assets. The note bore interest at 9% per annum and matured in January 1997. In January 1997 when the Company was unable to pay this note, the shareholder officer accepted as partial payment, the Company's automobile. The net book value of the automobile approximated $21,000, which the shareholder officer and the Company believed to be the estimated fair market value.
During the year ended the Company reduced the principal amount owed to the shareholder officer by $18,756 which represented personal charges made by the shareholder officer on the Company's credit card. As of September 30, 1997, the notes principal balance was $168,580.

Commitments and Contingencies

Leases

The Company leased its office space and certain office equipment under noncancellable operating lease agreements expiring through the year 2000. An officer and director and a former officer and director personally guaranteed certain of these leases. Due to the lack of operating funds and the inability of the Company to raise additional equity capital, the Company defaulted on all of its leases, and accordingly, the lease creditors accelerated all remaining payments. Certain of the lease creditors filed legal proceedings against the Company during the years ended December 31, 1997 and obtained court ordered judgments against the Company and the officer and director and former officer and director. As of December 31, 1997 judgments from lease creditors were $59,485 and rent expense, including default amounts was $19,436.

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

In the second quarter of 1997 the Company sold all its remaining assets to Wildwood Capital, LLC. The Company reflected this transaction in 1996 due to the nature of the transaction, a Subsequent Event Type I, and that it was material (See Financial Footnotes).

On May 16, 1997 Dyann L. Carr resigned her positions with the Company as vice-president and director. On May 19, 1997 Robert C. Newman resigned his position with the Company as a director. On August 19, 1997 Charles S.
Powell resigned his positions as acting CEO and director.

During the quarter ended June 30, 1997, the Company collected the accounts receivable recorded as of March 31, 1997. However, due to the asset sale May 19, 1997 the Company ended this period with no active operations. The
Company did not file its quarterly SEC report.

During the quarter ended September 30, 1997 the Company had no active operations and did not file its quarterly SEC report.

This inactivity of the Company continued until The Rockies
Fund, Inc. loaned the Company additional monies starting in March 1998. These funds, totaled $61, 476 at the end of 1998, and in the quarter ended March 31, 1999 an additional
$29,128 has been loaned. These funds have been loaned to the Company in the form of notes that accrue interest at 8%, have no collateral, and no specific repayment terms.

These funds have been used by the Company to bring its accounting records current, prepare for the annual audits for the years ended December 31,1996, 1997, and 1998, and complete the independent audits for the years ended
December 31, 1996, 1997, and 1998.  In addition The Rockies
Fund is working with the Company to develop its corporate strategy; this includes strategies for eliminating the over $1.3 million dollars in debt and discussing a possible merger with potential candidates. Although The Rockies
Fund, Inc. has spoken to numerous potential business partners on behalf of the Company, there are no definitive agreements. If a favorable debt settlement can not be reached with creditors the Company will need to consider other alternatives.

Results of Operations for the Six Months Ended June 30,
1997 as compared to the Six Months Ended June 30, 1996:

Revenues

Revenue for the six-month period ended June 30, 1997 was $231,480. This was the same amount of revenue recorded for the three-month period March 31, 1997; no revenue was related to the three-month period ended June 30, 1997.
This represents a decrease of $282,368, or a 55.0% decrease. This is attributable to selling of all the Company's assets during the second quarter, ended June 30, 1997. Without assets it was difficult for the Company to generate revenue. The Company effectively ceased operations during the latter three-month period of this six-month period.

Expenses

Operating expenses decreased for the six-month period ended
June 30, 1997 to $401,858. This represents a decline of $2,643,969, or 86.8%. All operating expenses were attributed to the first three-month period since operations ceased during the second three-month period. The drastic reduction in operating expense was because staff had been reduced, advertising had been eliminated, and only essential expenditures were being made during 1997.

Interest on the unpaid notes continued to accrue during the entire six-month period.

The net loss during this period was $(186,381), or $(.05) per share.


Liquidity and Capital resources: June 30, 1997 as compared to December 31, 1996

As of June 30, 1997 there were no assets. This is in comparison to $120,206 of assets as of the close of the previous fiscal year.

The combination of judgments and accounts payable totaled
$1,072,407.  Judgments represented to $4,750.

Results of Operations for the Nine Months Ended September
30, 1997 as compared to the Nine Months Ended September 30, 1996:.

Revenues

The revenue for the nine-month period ended September 30,1997 was $231,480. This is same amount of revenue recorded for the initial three-month period of fiscal 1997 and the first six-months of 1997. No revenue was generated during the final three-months of this period. This represents a decrease for the nine-month period ended September 30, 1997 of $572,183, or 71.2%. This was attributable to the Company having no active operations for this period.

Expenses

Operating expenses for the nine-month period were $401,858.
This represents a decrease of $3,502,916, or 78.2%. The only expense recorded during the three-month period ended, September 30, 1997 was interest expense.

Net loss for the nine-month period was $(194,449) or ($.06) per share.

Liquidity and Capital resources: September 30, 1997 as compared to December 31, 1996

There were no assets as of September 30, 1997 as compared to $120, 206 in assets at the close of the previous year.

Judgments and accounts payable totaled $1,072,407. This represents as increase in judgments payable of $66,360.
Judgments will continue to increase at a fairly rapid rate from this point forward since creditors have begun to realize that there were no active Company operations or assets. The note payable to the only remaining officer and a director continued to accrue interest bringing its balance owed to $168,580 while all other note balances totaled $116,500.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The initial judgment has been rendered during the second
quarter of 1997.   Due to the lack of operating funds and
the inability to raise additional capital, the Company has defaulted in its payments to a number of creditors and former employees. Numerous persons have filed legal proceedings against the Company during 1997 and 1998.
Claims have been asserted not only against the Company, but also in certain instances against Gregory S. Carr and Dyann
Carr personally as guarantors of loans or leases.  The
Company does not have sufficient funds to pay any of the judgments or claims against it.

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

On January 12, 1998, Lease Acceptance Corporation filed suit against the Company and the Carrs in the Circuit Court for the County of Oakland, Pontiac, Michigan. The suit alleged non-payment of a lease for office furniture. The suit was referred by the court to mediation, but was not successfully resolved through the mediation process. A default judgment was entered on June 1, 1998, in the amount of $19,209.70 against the Company and the Carrs.

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

The Assessor's Office of Montgomery County, Texas filed suit against the Company on November 9, 1998 in the amount of $1,582.95 representing unpaid property taxes for 1996 and 1997. Property taxes were assessed by Montgomery
County on exhibition equipment stored in a satellite storage facility. In addition Montgomery County filed an additional suit representing the unpaid portion of the property taxes representing the school district in the amount of $3,951. The Company has no funds with which to pay these unpaid property taxes. Judgments were entered in December 1998.

SDX, Inc., a marketing firm, filed suit against the Company on October 26, 1996 in Pct. 1, Pos. 2, Houston, Texas over the disputed terms of a contract it entered into with the Company. On June 13, 1997, the court entered judgment in SDX, Inc.'s favor in the amount of $4,750. The company as no available funds to satisfy the judgment.

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

Sanwa Leasing Corporation filed suit against the Company and the Carrs on August 19, 1997 in the Sixth Judicial
District, Oakland County, Michigan alleging $19, 989.04. A default judgment was entered on November 4, 1997.

Hank Savage, a former employee, filed a claim for unpaid wages in the office of the Labor Commissioner, State of California on April 16, 1997. The Commission awarded the former employee a total of $6,870.93. This amount of the award includes sums for unpaid wages, commissions due, and a penalty. The Company has no funds available to pay the award.

Additional vendors, note holders, and former employees have refrained from suing the Company because of its known inability to satisfy the claims of creditors.

Item 2.  Change in Securities

(b)      Change in Rights of Securites

During the period ended June 30, 1997 the Board of Directors of the Company retained voting control of 1,000,000 shares of common stock owned by its founders, Gregory S. and Dyann L. Carr. This voting control was to be for a period of six months. At the Board of Director's meeting in December 1996 this matter had been voted upon.

Item 3.  Defaults Upon Senior Securities

The following securities were in default as of June 30, 1997 and September 30, 1997:


     Note payable, shareholder, interest
     at 8%, principal and interest due
     April 1997, without collateral.        $  50,000

     Note payable, interest at 8%,
     principal and interest due April
     1997, without collateral.                  5,000

     Note payable, shareholder, to a
     business development company,
     interest at 18% (in default), due
     March 30, 1997, and without
     collateral.                               25,000

     Note payable, shareholder, venture
     capital firm, interest at 10%,
     principal and interest due March
     1997, without collateral.                 25,000

     Note payable, shareholder officer,
     interest at 9%, principal and
     interest due January 1997, without
     collateral.                              168,580

     Total                                  $ 285,080


Item 4.  Submission of Matters to a Vote of Security Holders

None.

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

Item 6.  Exhibits

    (a)  Exhibit 27

    (b)  Reports on Form 8-K

         The period ended June 30, 1997 the following were filed:

         May 19, 1997   Asset Sale to Wildwood LLC
         June 16, 1997  Resignation of Ernst & Young as the
                        Company's independent auditors.

         The periods ended September 30, 1997:  none


                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                           KINETIKS.COM, INC.

Dated: 05/19/1999          By:  /s/ Gregory S. Carr
                                    Gregory S. Carr,Secretary