Form 10QSB
period 1998-03-31
KINETIKS COM INC
filed 1999-05-20
CIK 1001903

FORM 10-QSB

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF
             THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1998

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

  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF
             THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1998

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

  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF
             THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1998

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

  [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF
             THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly periods ended March 31, 1998,
              June 30, 1998, and September 30, 1998

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

   Transitional Small Business Disclosure Format (check one) Yes[  ]  No[X]


     INDEX

     PART I.FINANCIAL INFORMATION:


Item1. Financial Statements


       Balance Sheets at March 31, 1998 (unaudited) and
       December 31, 1997

       Statements of Operations for the Three Months Ended
       March 31, 1998 (unaudited) and March 31, 1997
       (unaudited)

       Statements of Cash Flows for the Three Months Ended
       March 31, 1998 (unaudited) and March 31, 1997
       (unaudited)

       Balance Sheets at June 30, 1998 (unaudited) and
       December 31, 1997

       Statements of Operations for the Three Months Ended
       June 30, 1998 (unaudited) and June 30, 1997
       (unaudited)

       Statements of Operations for the Six Months Ended
       June 30, 1998 (unaudited) and for the Six Months
       Ended June 30, 1997 (unaudited)

       Statements of Cash Flows for the Six Months Ended
       June 30, 1998 (unaudited) and June 30, 1997
       (unaudited)

       Balance Sheets at September, 1998 (unaudited) and
       December 31, 1997

       Statements of Operations for the Three Months Ended
       September 30, 1998 (unaudited) and September 30, 1997
       (unaudited)

       Statements of Operations for the Nine Months Ended
       September 30, 1998 (unaudited) and for the Nine
       Months Ended September 30, 1997 (unaudited)

       Statements of Cash Flows for the Nine Months Ended
       September 30, 1998 (unaudited) and September 30, 1997
       (unaudited)

Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations

     PART II.  OTHER INFORMATION

     PART I.FINANCIAL INFORMATION

     Item 1.     Financial Statements

     The consolidated financial statements included herein have been prepared by Kinetiks.com, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, June 30, 1998, September 30, 1998, its
     results of operations for the three, six, and nine month periods ended March 31, 1998, June 30, 1998, September 30, 1998 and its cash flows for the three, six, and nine month periods ended March 31, 1998, June 30, 1998, September 30, 1998. The Company's balance sheet as of December 31, 1997 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB Kinetiks.com,Inc.


                        Kinetiks.com, Inc.
                  (A Development Stage Company)
                        Balance Sheets

                                             March 31,1998    December 31,1997
                                              (unaudited)

               Assets

Current assets:
   Cash                                                   0                 0
Total current assets                                      0                 0
                                                          0                 0

Liabilities and Stockholders' (Deficit)

Current liabilities:
   Judgments payable                                136,292           106,908
   Notes payable                                    116,500           116,500
   Accounts payable                                 939,168           965,499
   Accrued compensation                             170,463           170,463
Other accrued expenses                               30,241            27,158

Total current liabilities                         1,392,664         1,386,528

  Note payable to shareholder officer               185,036           180,952

Stockholders' (deficit):
Preferred stock, $.001 par value, 500,000
 shares authorized;none issued                            0                 0
Common stock, $.001 par value; 20,000,000
 shares authorized; 5,389,083 issued;
 3,389,083 outstanding December 31,1997               5,390             5,390
Less Treasury stock, 2,000,000 shares                (2,000)           (2,000)
Additional paid-in capital                        5,811,272         5,811,272
Deficit accumulated during the development stage (7,392,362)       (7,382,142)

Total stockholders' (deficit)                    (1,577,700)       (1,567,480)

                                                          0                 0


                               See accompanying notes


                        Kinetiks.com, Inc.
                   (A Development Stage Company)
                         Balance Sheets

                                                  June 30,1998  December 31,1997
                                                   (unaudited)

               Assets

Current assets
   Cash                                               1,155                 0
Total current assets                                  1,155                 0

                                                      1,155                 0

Liabilities and Stockholders' (Deficit)

Current liabilities:
   Judgments payable                                136,292           106,908
   Notes payable                                    116,500           116,500
   Accounts payable                                 937,722           965,499
   Accrued compensation                             105,503           170,463
   Other accrued expenses                            32,558            27,158

Total current liabilities                         1,356,241         1,386,528

  Note payable to shareholder officer                     0           180,952

Stockholders' (deficit):
Preferred stock, $.001 par value, 500,000
 shares authorized;none issued                            0                 0
Common stock, $.001 par value; 20,000,000
 shares authorized;5,389,083 issued;
 3,389,083 outstanding as of December 31, 1997        5,390             5,390
Less treasury stock, 2,000,000 shares                (2,000)           (2,000)
Additional paid-in capital                        6,061,517         5,811,272
Deficit accumulated during the development stage (7,419,993)       (7,382,142)
Total stockholders' (deficit)                    (1,355,086)       (1,567,480)

                                                      1,155                 0


                               See accompanying notes



                        Kinetiks.com, Inc.
                   (A Development Stage Company)
                         Balance Sheets

                                            September 30,1998  December  31,1997
                                                (unaudited)



               Assets

Current assets:
   Cash                                                 142                 0
Total current assets                                    142                 0

                                                        142                 0

Liabilities and Stockholders'  (Deficit)

Current liabilities:
   Judgments payable                                199,937           106,908
   Notes payable                                    157,063           116,500
   Accounts payable                                 874,578           965,499
   Accrued compensation                             105,503           170,463
   Other accrued expenses                            36,583            27,158

Total current liabilities                         1,373,664         1,386,528

Note payable to shareholder officer                       0           180,952

Stockholders' (deficit):
Preferred stock, $.001 par value, 500,000
 shares authorized; none issued                           0                 0
Common stock, $.001 par value; 20,000,000
 shares authorized;5,389,083 issued;
 3,389,083 outstanding as of December 31, 1997        5,390             5,390
Less Treasury stock, 2,000,000 shares                (2,000)           (2,000)
Additional paid-in capital                        6,061,517         5,811,272
Deficit accumulated during the development stage (7,438,429)       (7,382,142)
Total stockholders' (deficit)                    (1,373,522)       (1,567,480)

                                                        142                 0


                               See accompanying notes


                        Kinetiks.com, Inc.
                  (A Development Stage Company)
                    Statements of Operations

                                 For the three months ended March 31,
                                     1998                    1997
                                 (unaudited)             (unaudited)

Revenue                                    0                 231,480

Operating expenses:
   Cost of revenue                         0                      66
   Sales and Marketing                     0                 101,295
   General and administrative          3,054                 300,497

                                       3,054                 401,858

Operating loss                        (3,054)               (170,378)

Other Income (expense):
   Interest expense                   (7,166)                 (8,068)
   Interest income                         0                     133

Net loss                             (10,220)               (178,313)

Net loss per common and common
equivalent share                           0                   (0.05)

Shares used in computing net
loss per common and common
equivalent share                   3,389,083               3,389,083


                               See accompanying notes


                        Kinetiks.com, Inc.
                  (A Development Stage Company)
                     Statements of Operations

                                 For the three months ended June 30,
                                     1998                    1997
                                 (unaudited)             (unaudited)

Revenue                                    0                       0

Operating expenses:
   General and administrative         22,598                       0

                                      22,598                       0

Operating loss                       (22,598)                      0

Other Income (expense):
   Interest expense                   (5,033)                 (8,068)

Net loss                             (27,631)                 (8,068)

Net loss per common and common
equivalent share                       (0.01)                  (0.05)

Shares used in computing net
loss per common and common
equivalent share                   3,389,083               3,389,083


                               See accompanying notes


                        Kinetiks.com, Inc.
                  (A Development Stage Company)
                    Statements of Operations

                                 For the six months ended June 30,
                                     1998                    1997
                                 (unaudited)             (unaudited)

Revenue                                    0                 231,480

Operating expenses:
   Cost of revenue                         0                      66
   Sales and Marketing                     0                 101,295
   General and administrative         25,652                 300,497

                                      25,652                       0

Operating loss                       (25,652)               (170,378)

Other Income (expense):
   Interest expense                  (12,179)                (16,136)
   Interest income                         0                     133

Net loss                             (37,851)               (186,647)

Net loss per common and common
equivalent share                       (0.01)                  (0.06)

Shares used in computing net
loss per common and common
equivalent share                   3,389,083               3,389,083


                               See accompanying notes


                         Kinetiks.com, Inc.
                  (A Development Stage Company)
                     Statements of Operations

                                 For the three months ended September 30,
                                     1998                    1997
                                 (unaudited)             (unaudited)

Revenue                                    0                       0

Operating expenses:
   General and administrative         14,411                       0

                                      14,411                       0

Operating loss                       (14,411)                      0

Other Income (expense):
   Interest expense                   (4,025)                 (8,068)

Net loss                             (18,436)                 (8,068)

Net loss per common and common
equivalent share                       (0.01)                      0

Shares used in computing net
loss per common and common
equivalent share                   3,389,083               3,389,083


                               See accompanying notes


                        Kinetiks.com, Inc.
                 (A Development Stage Company)
                    Statements of Operations

                                 For the nine months ended September 30,
                                     1998                   1997
                                 (unaudited)             (unaudited)

Revenue                                    0                 231,480

Operating expenses:
   Cost of revenue                         0                      66
   Sales and Marketing                     0                 101,295
   General and administrative         40,063                 300,497

                                      40,063                 401,858

Operating loss                       (40,063)               (170,378)

Other Income (expense):
   Interest expense                  (16,224)                (24,204)
   Interest income                         0                     133

Net loss                             (56,287)               (194,715)

Net loss per common and common
equivalent share                       (0.02)                  (0.06)

Shares used in computing net
loss per common and common
equivalent share                   3,389,083               3,389,083


                               See accompanying notes


                        Kinetiks.com, Inc.
                 (A Development Stage Company)
                    Statements of Cash Flows

                                  For the three months ended March 31,
                                         1998                      1997
                                       (unaudited)             (unaudited)

Operating Activities:
Net cash used in operating activities       (240)                (149,032)

Investing activities:
Proceeds from short-term investments           0                    3,109
Net cash provided by investing
 activities                                    0                    3,109

Financing Activities:
     Proceeds from notes payable             240                  105,000
     Repayment of notes                        0                        0
Net cash provided by financing
 activities                                  240                  105,000

Net change in cash                             0                  (40,923)

Cash at beginning                              0                   40,923
Cash at end                                    0                        0


                               See accompanying notes



                        Kinetiks.com, Inc.
                  (A Development Stage Company)
                    Statements of Cash Flows

                                     For the six months ended June 30,
                                          1998                    1997
                                      (unaudited)              (unaudited)

Operating Activities:
Net cash used in operating activities    (19,811)                (149,032)

Investing activities:
Proceeds from short-term investments           0                    3,109
Net cash provided by investing
 activities                                    0                    3,109

Financing Activities:
     Proceeds from notes payable          27,666                  105,000
     Repayment of notes                   (6,700)                       0
Net cash provided by financing
 activities                               20,966                  105,000

Net change in cash                         1,155                  (40,923)

Cash at beginning                              0                   40,923
Cash at end                                1,155                        0


                               See accompanying notes



                        Kinetiks.com, Inc.
                 (A Development Stage Company)
                    Statements of Cash Flows

                                   For the nine months ended September 30,
                                          1998                    1997
                                      (unaudited)              (unaudited)

Operating Activities:
Net cash used in operating activities    (33,721)                (149,032)

Investing activities:
Pproceeds from short-term investments          0                    3,109
Net cash provided by investing
 activities                                    0                    3,109

Financing Activities:
     Proceeds from notes payable          40,563                  105,000
     Repayment of notes                   (6,700)                       0
Net cash provided by financing
 activities                               33,863                  105,000

Net change in cash                           142                  (40,923)

Cash at beginning                              0                   40,923
Cash at end                                  142                        0


                               See accompanying notes



                        Kinetiks.com, Inc.
                 Notes to Financial Statements
         March 31, 1998, June 30, 1998, September 30, 1998,
                          (Unaudited)

     1.Earnings per share

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

     2.Commitments and Contingencies

     Leases

     The Company leased its office space and certain office equipment under noncancellable operating lease agreements expiring through the year 2000. An officer and director and a former officer and director personally guaranteed certain of these leases. Due to the lack of operating funds and the inability of the Company to raise additional equity capital, the Company defaulted on all of its leases, and accordingly, the lease creditors accelerated all remaining payments. Certain of the lease creditors filed legal proceedings against the Company during the years ended December 31, 1997 and obtained court ordered judgments against the Company and the officer and director and former officer and director. As of December 31, 1998 judgments from lease creditors were $113,613.

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


     3.Notes Payables


                                March 31, June 30, September 30,
                                   1998    1998      1998

     Note payable, shareholder,
     interest at 10.91%, no
     stated repayment terms and    9,000   9,000    9,000
     without collateral.

     Note payable, shareholder,
     interest at 8%, principal
     and interest due April 1997,
     without collateral.          50,000  50,000   50,000

     Note payable, interest at
     8%, principal and interest
     due April 1997, without
     collateral.                   5,000   5,000    5,000

     Note payable, shareholder,
     no stated interest, no
     stated repayment terms,
     without collateral.           2,500   2,500    2,500

     Note payable, shareholder,
     business development
     company, interest at 18% (in
     default), due March 30,
     1997,and without collateral. 25,000  25,000   25,000

     Note payable, shareholder,
     business development
     company, interest at 8%, no
     stated repayment terms, and
     without collateral.             -    27,426   40,369

     Note payable, shareholder,
     venture capital firm,
     interest at 10%, principal
     and interest due March 1997,
     without collateral.          25,000  25,000   25,000

     Note payable, shareholder
     officer, interest at 9%,
     principal and interest due
     January 1997, without
     collateral.                 140,576     -        -

     Total                       257,076 143,926  156,869


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

     During 1997 the Company borrowed $25,000 from The Rockies Fund (The "Fund"), a shareholder that is a "business development company" under the Investment
     Company Act of 1940.   In connection with the execution
     of the $25,000 note, the Company issued warrants to purchase 50,000 shares of the Company's common stock at $.25 per share. Additionally, the note agreement requires the Company to issue 50,000 warrants monthly for every month that the note is in default. As of December 31, 1998, the Company has granted 1,150,000 warrants to this shareholder.

     During the period that ended December 31, 1998 the Company borrowed an additional $61,476 from The Rockies Fund, Inc. This note bears interest at 8%, has no stated repayment terms and is without collateral.
     There were no warrants issued in conjunction with this note.

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

     The note to the officer and director was extinguished
     May 5, 1998. As of this date, the note payable's balance was $131,470 and had accrued $55,282 in interest. Other debts included accrued salaries and its associated accrued interest when combined totaled
     $65,966, and corporate expenses that had been personally paid by the Carrs, were also extinguished.
     The Company paid Mr. and Mrs. Carr $6,700 to eliminate these liabilities and the Company also received a release of any legal liability from the Carrs with regard to the Company. Since Mr. Carr is still an officer of the Company and its sole director, the extinguishment of these liabilities were considered a contribution to capital in the amount of $250,245.


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

     During 1998 the Company had no active operations. The Company focussed its attention on the preparation of, and completion of, the necessary independent audits in order to file all the United States Securities and Exchange Commission (the "SEC") public reports that have not been filed during the past three fiscal years. The funds with which to complete the preparation for, and the independent audits of, fiscal years 1996, 1997, and 1998 were loaned to the Company by The Rockies Fund, Inc. (See Financial Footnotes). The total amount loaned during 1998 was $61,476. The note bears interest at 8%, is without collateral and states no specific repayment terms. Subsequently, during the first quarter of 1999 The Rockies Fund loaned the Company approximately $29,000 in additional funds in order to continue completion of the independent audits and filing of the public reports.

     The Rockies Fund, Inc. is assisting the Company in developing its corporate strategy. This includes focussing attention on the reduction of debt that totals over $1.3 million dollars and discussing a merger or an acquisition with potential partners. Although The Fund has spoken with many prospects on behalf of the Company, nothing has been finalized. If the Company can not come to favorable debt settlements with its creditors the Company may be forced to explore alternative business strategies.

     The Company believes that the Fund will assist with funding until the proper strategy is developed.
     However, there is no commiitment.


     Results of Operations for the Three Months Ended March
     31, 1998 as compared to the Three Months Ended March 31, 1997:

     There were no active operations.

     Revenues

     Revenue for the three-month period decreased $231,480,
     or 100%.   The Company had no revenue.  During the
     three-month period that ended March 31, 1997 the Company had $231,480 in revenue. A year earlier the Company had operations.

     Expenses

     Operating expenses decreased substantially, $398,804 or 99.2%. The only operating expense incurred during this three-month period was for an accounting consultant to start preparation for the annual audits.

     The Company incurred $7,166 in interest expense in relation to the outstanding debt.

     Based on the foregoing information, the Company recorded a $(10,220) loss.

     Liquidity and Capital resources: March 31, 1998 as compared to December 31, 1997


     The Company continued to have no assets.

     Current liabilities increased from $1,386,528 to $1,392,664, or $6,136. Judgments increased as of March
     31, 1998 to $136,292 from $106,908 as of December 31, 1997
     (See Legal Proceedings).

     Results of Operations for the Six Months Ended June 30,
     1998 as compared to the Six Months Ended June 30, 1997:

     There were no active operations.

     Revenues

     The Company had no revenue during this period. This represents a decline of $231,480 or 100%. The six months ended June 30, 1997 included the first quarter of the fiscal year when the Company still had revenue from operations.



     Expenses

     The company had general and administrative operating expenses of $25,652. All of this expense is related to accounting preparation for the annual independent audit.

     Interest expense was incurred in the amount of $12,179.

     The net loss during this period was $(37,851), or (.01) per share.


     Liquidity and Capital resources: June 30, 1998 as compared to December 31, 1997

     As of June 30, 1998 there was cash-on-hand in the amount of $1,155. This is in comparison to zero assets as of the close of the previous fiscal year. This money was received as part of the loan by The Rockies Fund, Inc. and was used to fund accounting preparation for the audit.

     The combination of judgments and accounts payable increased to $1,074,014. Judgments increased to $136,292 representing an increase of $29,384 from the December 31, 1997 balance.

     Note payable to officer/shareholder decreased as did
     interest payable and accrued salaries due to a
     settlement reached between Gregory S. Carr.  The
     Company's sole officer and director, Dyann L. Carr, a
     former officer and director of the Company.  The
     Company paid the Carrs $6,700, approximately 2 1/2% of
     the outstanding claims against the Company, to
     eliminate all outstanding debt.  In addition the Carrs
     released the Compnay from any liabilities.   Since Mr.
     Carr is still an officer and director the extinguishment of these liabilities were considered a contribution to capital in the amount of $250,245.

     Results of Operations for the Nine Months Ended
     September 30, 1998 as compared to the Nine Months Ended
     September 30, 1997:

     There were no active operations.

     Revenues

     There was no revenue for the nine-month period ended
     September 30, 1998.

     Expenses

     Operating expenses for the nine-month period were $40,063. This represents a decrease of $361,795 or 90%. The major expense recorded during this nine-month period was for accounting consulting. Total interest expense for the first nine-months of 1998 was $16,224 versus $24,204 in 1997. The decrease is due to the elimination of the founders' substantial note in May of 1998 that had been accruing interest at the rate of 8%.

     Net loss for the nine-month period was $(56,287), or, or ($.02) per share.

     Liquidity and Capital resources: September 30, 1998 as compared to December 31, 1997

     There was $142 cash as of September 30, 1998 as compared to no assets as of December 31, 1997.

     Judgments and accounts payable totaled $1,074,515.
     This represents an increase in judgments payable of $93,029 to $199,937.

     The second note between the Company and The Rockies Fund increased from zero to $40,369 as of September 30, 1998. As previously stated, these funds have been used to complete independent audit for the years ended December 31, 1996, December 31, 1997, and December 31, 1998, and allow the Company to meet current liabilities. Interest accrues annually at 8%. There is no collateral or stated repayment terms.


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

     Item 2.  Change in Securities

     None.

     Item 3.  Defaults Upon Senior Securities

     The following securities were in default:


                                 March 31, June 30, September 30,
                                   1998     1998     1998

     Note payable, shareholder,
     interest at 10.91%, no
     stated repayment terms and    9,000   9,000    9,000
     without collateral.

     Note payable, shareholder,
     interest at 8%, principal
     and interest due April 1997,
     without collateral.           50,000  50,000   50,000

     Note payable, interest at
     8%, principal and interest
     due April 1997, without
     collateral.                   5,000   5,000    5,000

     Note payable, shareholder,
     business development
     company, interest at 18% (in
     default), due March 30,
     1997,and without collateral. 25,000  25,000   25,000

     Note payable, shareholder,
     venture capital firm,
     interest at 10%, principal
     and interest due March 1997,
     without collateral.           25,000  25,000   25,000

     Note payable, shareholder
     officer, interest at 9%,
     principal and interest due
     January 1997, without
     collateral.                  140,576      -        -

     Total                        254,576 114,000  114,000


     Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the shareholders during the fiscal year 1998.

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

     Item 6.  Exhibits

       (a)    Reports on Form 8-K

              The period ended March 31, 1998: none

              The period ended June 30, 1998:

              June 18, 1998   Change in independent auditor.
                              The Board of Directors approved the
                              hiring of Gerald R. Hendricks and Co., PC

              The periods ended September 30, 1998 and December 31, 1998: none


                        SIGNATURE

     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                         KINETIKS.COM, INC.

     Dated: 05/20/1999   By:/s/ Gregory S. Carr
                                Gregory S. Carr, Secretary