Form 10KSB
period 1998-12-31
KINETIKS COM INC
filed 1999-06-02
CIK 1001903

FORM 10-KSB
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURTIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            For the fiscal year ended December 31, 1996.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from ______ to ________.

                  Commission file number 0-27418

                        KINETIKS.COM, INC.
      (Exact Name of Registrant as Specified in its Charter)

    Delaware                              76-0478045
(State or other jurisdiction             IRS Employer
of incorporation or organization)    Identification number

c/o Sims & Boster
1775 Sherman Street, Suite 2015  Denver, CO  80203
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (303) 830-6660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered
      None                                     None

Securities registered pursuant to Section 12(g) of the Act:

                        Title of Each Class
                   $.001 Par Value Common Stock

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes [ ]       No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

As of May 5, 1999, the market value of the Registrant's
$0.001 par value common stock, excluding shares held by affiliates, was $588,853 based on a closing bid price of $0.32 per share on the OTC Bulletin Board. As of December 31, 1998,
1997, and 1996, 3,389,083 shares of Common Stock of the Registrant were outstanding.


STATEMENT


The Company's Form 10-KSB for the year ended December 31, 1996 is filed with the Company's Form 10-KSB for the year ended December
31, 1998.  Please refer to the Form 10-KSB for the year ended
December 31, 1998.


                         FORM 10-KSB
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURTIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1997.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______ to ________.

                Commission file number 0-27418

                     KINETIKS.COM, INC.
(Exact Name of Registrant as Specified in its Charter)

     Delaware                            76-0478045
(State or other jurisdiction            IRS Employer
of incorporation or organization)    Identification number

c/o Sims & Boster 1775 Sherman Street, Suite 2015  Denver, CO  80203
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (303)830-6660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class              Name of each exchange on which registered
      None                                          None

Securities registered pursuant to Section 12(g) of the Act:

                       Title of Each Class
                  $.001 Par Value Common Stock

Indicate by check mark whether the Registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for shorter period that the
Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.       Yes [   ]       No [X]

Indicate by check mark if disclosure of delinquent
filers pursuant to Item 405 of Regulation S-K is not
contained herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-K or any amendment to this form 10-K.     [X]

As of May 5, 1999, the market value of the Registrant's
$0.001 par value common stock, excluding shares held by affiliates, was $588,853 based on a closing bid price of $0.32 per share on the OTC Bulletin Board. As of December
31, 1998, 1997, and 1996, 3,389,083 shares of Common Stock
of the Registrant were outstanding.


STATEMENT


The Company's Form 10-KSB for the year ended December 31,
1997 is filed with the Company's Form 10-KSB for the year ended December 31, 1998. Please refer to the Form 10-KSB for the year ended December 31, 1998.



                          FORM 10-KSB
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURTIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1998.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ______ to _______.

                 Commission file number 0-27418

                          KINETIKS.COM, INC.
       (Exact Name of Registrant as Specified in its Charter)

     Delaware                                  76-0478045
(State or other jurisdiction                  IRS Employer
of incorporation or organization)         Identification number

c/o Sims & Boster 1775 Sherman Street, Suite 2015  Denver, CO  80203
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (303) 830-6660

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class   Name of each exchange on which registered
              None                             None

Securities registered pursuant to Section 12(g) of the Act:

                       Title of Each Class
                  $.001 Par Value Common Stock

Indicate by check mark whether the Registrant (1) has
filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes [ ]       No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

As of May 5, 1999, the market value of the Registrant's
$0.001 par value common stock, excluding shares held by affiliates, was $588,853 based on a closing bid price of $0.32 per share on the OTC Bulletin Board. As of December 31, 1998,
1997, and 1996, 3,389,083 shares of Common Stock of the Registrant were outstanding.

Forward-Looking Statements

In addition to historical information, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is thus prospective. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, the success of the Company's efforts in identifying and entering into an agreement with an acquisition or merger candidate, the Company negotiating settlements with numerous judgment creditors and other claimants, and other matters discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to revise these forward-looking statements to reflect subsequent events or circumstances. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

Statement

The filing of this Form 10-KSB for the year ended December 31, 1998 incorporates the Forms 10-KSB for the years ended December 31, 1997 and 1996, neither of which was previously filed by the Company.


                             Part I

Item 1.  Description of Business

Introduction

Kinetiks.com, Inc. (the "Company") is a development stage company that was previously engaged in marketing proprietary software programs for use on the World Wide Web ("Web") of the Internet. The Company does not own any assets and is not engaged in any other income-producing activities.

During 1996 and 1997, the Company marketed two software programs designed for use on the Web. The first, the Internet Waterway, was a software product developed by the Company and debuted on the Web in October 1995. In
February 1996 the Company acquired certain assets of MarineNet, another on-line, water sports software program on the Web. While the Internet Waterway was intended to serve the interests of consumers, MarineNet was an entry-level product providing marine businesses a trade-only area using secure entry and password transfer of information.

The Company raised $4,250,000 in a public offering of its common stock in December 1995. Those funds were not sufficient to allow the Company to develop and market its products and to pay its obligations in the ordinary course of business. Since 1996, creditors have obtained court judgments against the Company, a current officer and director and a former officer and director. In 1997, the Company transferred all of its assets to an unaffiliated third party
(See Footnotes 5 and 8 to the Company's Financial Statements).
The only activities of the Company consist of negotiating settlements with its creditors and attempting to identify a suitable acquisition or merger candidate. The Company does not intend to pursue any other activities, and there can be no assurances that it will be successful in those endeavors.

Overview

The Internet and the World Wide Web

The Internet is a worldwide network that links thousands of public and private computer networks. Until early 1994, use of the Internet was generally limited to governmental, educational, and commercial organizations with a working knowledge of the UNIX operating system and commands, and the primary use made of the Internet was the communication of information via electronic mail. However, there has been a rapid and accelerating growth in the use and popularity of the Internet since early 1994. The U.S. mass media and Internet industry sources have reported users in more than 200 countries throughout the world, numbering more than 100 million.

The increased popularity of the Internet is also attributed to the proliferation of information and services available on the Internet, as well as the expanded use of home personal computers, which typically contain modems as a standard feature. Among the types of publications and information available to Internet users are newspapers, magazines, weather updates, government documents and industry newsletters, as well as a variety of commercial products and services.

"Internet" has become a household word. The convergence of the telephone, television, software, and personal computer into a single device has begun and may be completed within the next five years. Projects to deliver fully interactive Internet TV have been announced by leading cable, television, and communications companies including Microsoft and @Home.

Commercial Use of the Internet

As business organizations have begun to realize the potential of the Internet as an inexpensive and effective means of offering products and services directly to customers and potential customers, businesses are increasing advertising and selling of such products and services on the Web. For example, business organizations are now using the Web to provide product information and support to existing customers, to advertise products and services and to offer products and services for sale by means of on-line catalogs. It was this market, that is the advertising and sale of products and services on the Web, that the Company attempted to address through the Internet Waterway and MarineNet.

Computer users wishing to access the vast array of information and services available on the Web, such as the Internet Waterway and MarineNet, use a browser that can read HTML documents, follow hypertext links, and interface with the diverse information archives and data formats of the Web.
The basic needs of most individual computer users casually browsing the Web can be fulfilled by a number of different browsers available today. The Internet has rapidly evolved to support audio, video, and data transfer. The rapidly growing telecommunications industry is investing significantly to upgrade the infrastructure. Even though the "information superhighway" is not yet fully developed, commerce on the Internet is expected to increase dramatically.

Strategy

During the period the Company owned its assets and conducted operations, its business strategy consisted of (i) developing a national and international user base of new and repeat users for the Internet Waterway and MarineNet that allowed the Company to generate fee-based, direct product sales and commission-based service revenues from suppliers, advertisers and users and (ii) developing on a fee basis commercial proprietary software programs similar to the Internet Waterway and MarineNet for other industries that could be used by others or the Company to offer products and services on the Web.

Financing Efforts

In August 1995, the Company sold an aggregate of 500,000 shares of its Common Stock to a group of nonaffiliated investors for $1.00 per share, pursuant to a private offering.

In October 1995, the Company borrowed $350,000 from a group of nonaffiliated lenders payable on September 30, 1996, or ten days after the closing of the Company's initial public offering, whichever occurred earlier. As an additional inducement for the loan, an officer and director transferred 17,500 shares of his shares, together with certain demand and "piggyback" registration rights, to the lenders. The loan was paid in full in December 1995.

On December 5, 1995, the Company sold 862,500 shares of its Common Stock to the public through Spencer Edwards, Inc. at $6.00 per share, raising net proceeds after expenses of approximately $4,250,000.

In January and February 1996 the Company borrowed $220,000 and $50,000, respectively, from Texas Commerce Bank. The loans were due and payable with interest at the bank's prime rate plus 0.5%, in June 1996, and were secured by Treasury Bills owned by the Company. The Company used the proceeds of this loan to purchase equipment and software and for general working capital. In June 1996 the Company converted the remaining unpaid principal balances on those loans to a new loan of $245,190.97, which was evidenced by a promissory note due and payable, together with interest at the bank's prime rate plus 0.5%, in December 1996. The Company's Treasury Bills continued to secure repayment of the loan.

On April 2, 1996, the Company entered into an agreement for Seaboard Securities, Inc. ("Seaboard") to provide investment banking services to the Company. The Company issued an option to purchase 50,000 shares of the Company's Common Stock with exercise prices ranging from $6.00 to $7.00 per share over a three-year period. In the event Seaboard identified a potential merger partner and a business combination was consummated, Seaboard was entitled to additional compensation.

On April 22, 1996, the Company signed a letter of intent under which Sands Brothers & Co., Ltd., a New York investment banking firm, was to act as managing underwriter of a second public offering of the Company's Common Stock to raise between $14 and $20 million. Its obligation to proceed with the offering was conditioned upon (i) the Company meeting the criteria for inclusion of its Common Stock on the NASDAQ National Market System, and (ii) Sands Brothers' due diligence investigation of the Company. When the Company determined in September 1996 that it could not satisfy the financial condition for a listing on NASDAQ, the Company terminated the letter of intent.

In July 1996, employees were asked to defer payment of their salaries.
The Company offered to issue one share of its Common Stock for every $10.00 of salary deferred and to pay 10% interest on the deferred salary. In the aggregate, the Company issued 7,533 shares to the employees who accepted the offer. Between July and December 1996, the Company reduced its staff to a minimum level of employees.

Effective August 2, 1996, the Company hired Robert Greer, a nonaffiliate, as a financial consultant. In lieu of a consulting fee, the Company granted Greer warrants to purchase at any time between August 2, 1996 and August 2, 2006, up to 125,000 shares of the Company's common stock at the lesser of $1.25 per share or 25% of the closing bid on the date of exercise.

Effective October 1996, the Company entered into an agreement to sell
Danro Corporation substantially all of its computer hardware for $200,000, reserving the right to repurchase those assets at the same price.
Danro paid the Company a down payment of $65,000 and agreed to pay the balance in increments subject to the Company agreeing to lease the same assets from Danro, the Company's Board of Directors adopting a work-out plan, and the Company delivering such financial information as required by Danro. The agreement with Danro was amended effective
December 5, 1996, to reduce the purchase price to $138,700, the amount
Danro had already paid the Company. The Company also agreed to repurchase the equipment no later than January 15, 1997 and to pay lease fees of $25,000 and Danro's legal fees of $4,000 to arrange the transaction.
In February 1997, the Company and Danro extended the repurchase date to March 31, 1997. The Company also agreed to pay all accrued rental fees after October 1, 1996 and to reimburse Danro an additional $1,830 for its legal fees. Because the Company was unable to pay any of the required rental payments or the repurchase price, the Company recorded legal fees and lease expenses in the amounts of $5,830 and $56, 829, respectively, as of December 31, 1996.

In November 1996 the Company borrowed $15,000 from David Figueiredo.
The loan was evidenced by a promissory note requiring repayment together with seven percent interest. As an incentive for Mr. Figueiredo to make the loan, the Company delivered to him 50,000 shares of common stock that had been held as treasury stock. In February 1997 Mr. Figueiredo agreed to accept an additional 50,000 shares of the Company's treasury stock in full payment of the note.

In November 1996, the Company sold to Dwayne Walker, a non-affiliate, 400,000 shares of the Company's treasury stock for $100,000. Simultaneous with that sale, the Company entered into an agreement with TechWave, Inc., a non-affiliate, for which Walker serves as president, requiring the Company to terminate merger discussions with specific other software companies with which TechWave was attempting to form strategic alliances.

On December 1, 1996, the Company engaged Amerifund, Ltd. ("Amerifund"), a company owned by Gordon Burr, a former officer of the Company, to provide investment banking and financial advisory services. ("Burr") In lieu of a consulting fee, the Company delivered Amerifund stock warrants to purchase up to 400,000 shares of the Company's common stock exercisable at any time between November 6, 1996 and November 6, 2006, in whole or in part at the rate of $.25 per share.

In January 1997 the Company borrowed $25,000 from Caribou Capital, Inc., a venture capital firm. The loan was evidenced by a promissory note due and payable, together with 10% interest on March 21, 1997. The Company also issued to Caribou a warrant to purchase 50,000 shares of the Company's common stock at $0.25 per share on the date the Company signed the note and an additional warrant to purchase 50,000 shares of the Company's common stock at $0.25 per share when the Company was unable to pay Caribou when the note came due. The proceeds of the note, which is in default, were used for general corporate purposes.

In March 1997 the Company borrowed an additional $50,000 from Mr. Figueiredo, due and payable, together with 8% interest, on April 15, 1997. As an inducement for Mr. Figueiredo to make the loan, the Company issued to Mr. Figueiredo a warrant to purchase 100,000 shares of the Company's common stock at $0.25 per share on the date the Company signed the note and issued another warrant for 100,000 shares of the Company's common stock at $0.25 per share when the Company failed to pay the note.
The proceeds of this note, which is in default, were used for general working capital.

In March 1997, the Company borrowed $5,000 from Dolores Davis. The loan was evidenced by a promissory note due and payable, together with 8% interest, on April 15, 1997. The Company also issued to Ms. Davis a warrant to purchase 10,000 shares of the Company's common stock at $0.25 per share and an additional warrant to purchase 10,000 shares of the Company's common stock at $0.25 per share when the Company was unable to pay Ms. Davis. The proceeds of this note, which is in default, were used for general corporate purposes.

In February 1997 and during 1998, the Company borrowed $25,000 and $61,476, respectively, from The Rockies Fund (The "Fund"), a shareholder that is a "business development company" under the Investment Company Act of 1940. The $25,000 loan bears interest at 10% (default rate 18%) and was due
March 30, 1997. As an inducement for the Fund to make the $25,000 loan, the Company issued warrants to purchase 50,000 shares of the Company's common stock at $.25 per share. Additionally, the loan agreement requires the Company to issue 50,000 warrants monthly for every month that the note is in default. As of May 5, 1999, the Company had granted 1,350,000 warrants to the Fund. The $61,476 loan bears interest at 8% and has no specific repayment terms. Subsequent to December 31, 1998, the Company borrowed an additional $29,000 from the Fund. That unsecured loan bears interest at 8% and has no stated repayment terms.

As of April 1999, the Fund, Mr. Calandrella, the President of the Fund, certain of his family members, and other entities that are controlled by Mr. Calandrella and his wife, own shares and warrants totaling 1,073,500 and 1,300,000, respectively. The shares owned represent approximately 32% of the outstanding shares of the Company. Of the shares owned, 900,000 shares were purchased at $.05 per share directly from the former president and vice president of the Company in private transactions. The remaining shares owned were purchased in open market transactions. (See "Security Ownership of Certain Beneficial Owners and Management")

De-Listing of Company's Common Stock

Effective October 28, 1996, the Company's Common Stock was removed from trading on the NASDAQ SmallCap Market, because the Company's net assets and stockholders' equity fell below the minimum $2,000,000 and $1,000,000 requirements, respectively, for continued listing.

Retirement of Founders' Shares

In November and December 1996 and February 1997, Gregory Carr, an officer and a director, and his wife, who was also a former officer and director, transferred to the Company 2,500,000 of their shares of the Company's common stock to be held as treasury stock and utilized by the Company to attract new financing. The Company recorded the receipt of the Carrs' stock as additional paid in capital at the rate of $0.001 per share, which is the equivalent to par value of the Company's common stock.

At a December 10, 1996 meeting of the board of directors, Gregory Carr resigned as the Company's president and chairman of the board. Charles Powell was appointed acting chief executive officer and director, and Mr. Carr was appointed secretary of the Company. Mr. Powell resigned as acting chief executive officer and a director in August 1997. During the first half of 1997, all the remaining board members and corporate officers resigned, except for Mr. Carr. As of the date of this report, Mr. Carr is the Company's sole director and officer. (See "Certain Relationships and Transactions")

Asset Sale

On November 27, 1996, the company entered into a Letter of Intent, subject to shareholder approval, with Trader Publishing Company of Norfolk, Virginia, for the sale of substantially all of the Company's assets for a purchase price of $750,000, allocated as follows: $550,000 for the assets, $100,000 for a one-year consulting agreement with the Company, and $100,000 for a five-year non-competition agreement. Additionally, the Company was to be designated as the exclusive organization to produce web site services for Trader's marine industry clients for a four year period. Upon execution of the Letter of Intent, Trader paid the Company an earnest money deposit of $110,000. On December 19,1996, the Company executed and delivered to Trader a promissory note in the principal amount of $110,000, which was secured by a security interest in all assets of the Company. The security agreement also contained a Confession of Judgment in the event the Company failed to pay the Note.

The Company's Board of Directors unanimously approved the sale to Trader and intended to recommend that shareholders vote in favor of the proposed asset sale. However, the Company could not afford a "fairness opinion" and could not satisfy a number of conditions required to close the proposed asset sale, including a requirement that it furnish audited financial statements and convey its assets free and clear of all liens and encumbrances. Trader advised the Company on March 31, 1997 that the note evidencing the obligation to repay the earnest money, together with interest and expenses, was immediately due and payable.

Trader filed suit to enforce the confession of judgment and on April 18, 1997, judgment was entered in the District Court of Harris County, Texas, and a Notice of Public Sale of the Company's assets was posted for May 13, 1997.
In addition, Trader filed suit against the Company alleging breach of the Letter of Intent and demanding repayment of the earnest money, plus penalties and expenses.

In an effort to settle all disputes between the Company and Trader, the Company entered into discussions with Wildwood Capital LLC ("Wildwood"), a Texas limited liability company. Wildwood and Danro are related entities through common ownership. Wildwood agreed to pay Trader $228,000 for all its rights in and to its judgment against the Company. In addition, the Company and Trader released each other from any and all claims or liabilities against each other.

Wildwood and the Company entered into a Settlement Agreement and Release on May 19, 1997 under which the Company transferred to Wildwood the assets that had been encumbered by the security interest granted to Trader. Wildwood also conditionally committed to purchase from the Company's unsecured creditors the obligations owed by the Company to those creditors for an amount equal to 10% of their claims, provided Wildwood could purchase at least 90% of the gross amount of the Company's unsecured debt. The Company could not arrange for the purchase of 90% of the Company's unsecured debt.

Change in Control

On January 26, 1998 Gregory Carr and his wife agreed to sell The Rockies Fund ("the Fund") up to 900,000 of their shares of the Company's common stock at the rate of $0.05 per share. As of May 5, 1999, the Fund, Mr. Calandrella, the president of the Fund, certain of his family members, and other entities that are controlled by Mr. Calandrella, own shares and warrants totaling 1,073,500 and 1,350,000, respectively. The shares owned represent approximately 32% of the outstanding shares of the Company. (See "Security Ownership of Certain Beneficial Owners and Management.")

Beginning in 1994 the United State Securities and Exchange Commission
(the "SEC") began an investigation into certain matters, including the administrative and record keeping practices of the Fund, its securities trading activities and those of its officers and directors.
In September 1996 the Fund received notification from the SEC that the SEC staff was planning to recommend that an enforcement action be brought against the Fund, its president, and each of its directors due to certain violations of federal securities laws.
The SEC invited the Fund to make a submission setting forth the Fund's position and arguments regarding the SEC staff's planned recommendation. The Fund did so in October 1996, and at the SEC's request, the Fund supplemented its submission in December 1996. An administrative trial was held before the SEC's Chief Administrative Judge in November 1998.
During this trial the Fund vigorously contested the SEC's allegations.
No decision has been rendered.

Item 2.  Description of Properties

The Company has not occupied any office space since May, 1997.
Correspondence to the Company may be addressed in care of the Company's
counsel, Sims & Boster, 1775 Sherman Street, Suite 2015, Denver, CO   80203.
During 1996 and until May 1997, the Company occupied approximately
4600 square feet in Kingwood, Texas. It also leased an office in Florida during 1996.

Item 3.  Legal Proceedings

The Company has defaulted in its obligations to all of its creditors and former employees. Numerous suits were filed against the Company during 1997 and 1998 that have resulted in the entry of judgments against the Company. Claims have also been asserted, and judgments entered against Gregory Carr and Dyann Carr personally as guarantors of certain leases. The Company does not have any funds to pay the judgments and claims.

The following is a description of legal proceedings against the Company:

Advanta Business Systems Corporation obtained a judgment, against the Company and the Carrs in August 1997 in the amount of $39,495.11 for failing to pay rental under an equipment lease.

Greentree Financial Services obtained a judgment in January 1997 against the Company and Gregory and Dyann Carr as guarantors in the amount of 3 $34,919.16 for non-payment of an equipment lease.

Default judgment for Lease Acceptance Corporation and against the Company and Gregory and Dyann Carr as guarantors was entered in the amount of $19,209.70 for non-payment of a lease for office furniture.

Berger & Co., a temporary employment agency, obtained a judgment of $44,435 against the Company for non-payment of sums due for temporary technical personnel engaged by the Company.

Default judgment for $26,865.11 was entered for Staffware, Inc., a temporary employment agency, against the Company for non-payment of fees for temporary staff.

Default judgment for property taxes in the amount of $5,533.95 was entered for Montgomery County, Texas, and against the Company in March 1999.

SDX, Inc., a marketing firm, obtained judgment for $4,750 against the Company in June 1997.

A default judgment for $10,274.30 was entered for Federal Express Company 3 and against the Company in December 1997.

Pennebaker Designs filed suit against the Company and Gregory and Dyann Carr as guarantors on July 2, 1997 in the District Court for Harris County, Texas, alleging damages in the amount of $12,997.50. The case was dismissed on May 28, 1998.

A default judgment for $19,989.04 was entered for Sanwa Leasing Company and against the Company and the Carrs in November 1997.

Hank Savage, a former employee, filed a claim for unpaid wages in the office of the Labor Commissioner, State of California, on April 16, 1997. The Commission awarded Mr. Savage a total of $6,870.93 for unpaid wages, commissions due, and penalties.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual shareholders' meeting held on June 12, 1996, two matters were submitted to a vote by the shareholders: 1) the election of the Board of Directors pursuant to a proxy statement dated April
30, 1996, and 2) a proposal to increase the shares of Common Stock reserved under the Company's long-term Incentive Compensation Plan by 500,000. The shareholders elected six members to the Board of Directors and approved an increase in the number of shares reserved for issuance under the long-term Incentive Compensation Plan from 1,100,000 to 1,600,000.

No matters were submitted to a vote of the shareholders during fiscal years 1997 and 1998. The Company filed a preliminary proxy statement with the Securities and Exchange Commission in March 1997, soliciting shareholder approval of the proposed sale of the Company's assets to Trader Publishing Company. Because the Company could not satisfy the conditions for completing that sale, the proxy solicitation was not pursued.


                           Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

The outstanding shares of the Company's common stock traded on the NASDAQ SmallCap Market under the symbol "KNET" from December 5, 1995 through October 28, 1996, when it was de-listed. From October 28, 1996 to present the Company's Common Stock price has been quoted on the Electronic Bulletin board in the over-the-counter market.

The following table summarizes the reported high and low bid and ask prices for the Company's Common Stock for the period January 1, 1996 through December 1998. Quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.





                                Bid                  Ask

                          High        Low      High         Low


1996 Calendar Year

1st Quarter               6  3/8     4  1/8    6  3/4       4 1/2
2nd Quarter                    8    5  5/16    8  3/8     3 11/16
3rd Quarter               5  7/8     2  3/4    3  7/8         3/8
4th Quarter               2  7/8        3/8         3         1/2

1997 Calendar Year

1st Quarter                    1        1/2     15/16         1/2
2nd Quarter                  1/2       5/16      0.52         3/8
3rd Quarter                 5/16        1/4      5/16        3/16
4th Quarter                 3/16       0.04      3/16        1/16

1998 Calendar Year

1st Quarter                 1/16       1/16      1/16        1/16
2nd Quarter                 1/16       0.05      1/16        0.05
3rd Quarter                 0.09       0.05      0.09        0.05
4th Quarter                 0.20       0.06      0.27        0.06


As of May 5, 1999, the Company had approximately 66 record and beneficial shareholders.

Dividend Policy

The Company has never paid cash dividends on its Common Stock and there is no prospect that the Company will pay dividends.

Item 6.   Management's Discussion and Analysis or Plan of Operations


Company's Financial Condition

Early in 1996 it became apparent that the proceeds from the Company's initial public offering would not be sufficient to sustain the Company's operations for the ensuing year. Management explored numerous financing alternatives during 1996. These efforts included retaining financial advisors and investment bankers to pursue a possible second public or a private offering, finding a merger partner or business combination, and arranging additional borrowings. None of those efforts resulted in a sufficient cash to sustain the Company's operations. In 1996 a large share of the Company's recorded revenues were from barter transactions with certain of its customers. Of the total recorded revenues for the year ended December 31, 1996, only $471,373 were from cash- generating sales. The remainder,$432,070, were barter transactions that did not produce any cash. The cash sales were insufficient to sustain the Company's operations. During 1997, the Company's revenues decreased to $231,000, none of which were from barter transactions. The Company had no revenues for the year ended December 31, 1998.

By July 1996 the Company's financial condition had worsened to the extent that management was forced terminate approximately half of its employees and asked the remaining employees to defer payment of a portion of their salaries. The Company continued to reduce the number of employees through 1996 and 1997. By December 31, 1996, the Company employed only seventeen persons. On December 31, 1997, the Company employed one person. The Company was not able to complete a sale of its assets to Trader Publishing Company in March 1997 and was forced to assign all of its assets to Wildwood Capital LLC in May 1997.
(See "Strategy-Asset Sale")

During 1996, 1997 and 1998, the Company did not have sufficient financing resources allowing it to pursue its initial business strategy. The Company borrowed on a short-term basis from individuals and investment companies to provide working capital with the expectation that it could find an acquisition or merger partner or sell its assets. The balances of those loans were approximately $48,000, $116,000 and $178,000 as of December 31, 1996, 1997 and 1998, respectively. They have not been repaid and all are in default.

The Company owed $1,058,368, $971,033 and $868,065 to vendors as of December 31, 1996, 1997 and 1998, respectively. A number of creditors obtained judgments against the Company and against an officer and director and a former officer and director. Judgment payables for the years ended December 31, 1997 and 1998 were approximately $101,000 and $199,937, respectively. (See "Legal Proceedings")

The Company owes former employees approximately $187,000, $170,000 and $106,000 for the years ended December 31, 1996, 1997, and 1998, respectively. The decrease in the accrued wages in 1998 is attributable to the current officer and director and his wife, who was a former officer and director, accepting a cash payment of $6,700 in settlement of all accrued and unpaid salary, reimbursable expenses and other indebtedness. The difference between the cash payment and such obligations, $250,245, was recorded as additional paid in capital.

Accrued interest on borrowings was approximately $11,000, $27,000 and $42,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

The Company is a development stage enterprise that failed to achieve significant operations. Given the lack of any assets there is substantial doubt the Company can continue as a going concern unless it identifies a suitable acquisition or merger candidate that will allow it to achieve a level of operations sufficient to meet its cash flow requirements.

Results of Operations

1998 as compared to 1997:

The Company has not generated any revenue since the first quarter of 1997, during which period it recorded $231,480 in revenue. Given the Company transferred its assets to Wildwood Capital in May 1997, the Company had no means to generate revenue. (See Note 8 to Financial Statements). The revenue for 1997 was mainly attributable to long-term contract revenue established in 1996.

Operating loss decreased to ($54,436) in 1998 from ($170,378) in 1997, or a 68% decrease. General and administrative expense decreased $246,061 or 82% from 1997. The major components of general and administrative expenses during 1998 consisted of approximately $35,000 paid to an accountant and consultant to reconcile the Company's books and records and prepare the necessary schedules for the Company's audit, prepare this and other reports for filing with the SEC, and professional fees in the amount of $7,500. The funds utilized for operating expense in 1998 were derived from loans that the Company obtained from The Rockies Fund, Inc. During 1998 the Company incurred no sales and marketing expenses as compared to $101,295 recorded in 1997.

Interest expense decreased by $10,952 from $32,273 in 1997 to $21,321 in 1998. This decrease was due entirely to an agreement in May 1998 under which an officer and director and his wife, who was previously an officer and director, accepted a cash payment of $6,700 in satisfaction of accrued indebtedness due and payable to them. The sum of $250,245, which is the difference between the $6,700 payment and the accrued and unpaid indebtedness, was recorded as additional paid in capital.

Net loss in 1998 was ($75,757) or ($0.02) per share versus a net loss of ($202,518) or ($0.06) per share in 1997.

Liquidity and Capital Resources

Except for $169 cash on hand at the close of 1998, there were no assets at the close of either 1998 or 1997.

Judgments payable continued to increase in 1998. (See "Legal Proceedings.") The total at December 31, 1998 was $199,937 compared to $101,374 at December 31, 1997. Accounts payable decreased from $971,033 in 1997 to $868,065 in 1998. The decrease is primarily due to the transfer of accounts payable to judgments payable during 1998. Notes payable increased $61,476, representing the amount of the new loan from The
Rockies Fund. The Company owed former employees $105,503 as of December 31, 1998.

The Company is in the process of contacting its vendors, employees and note holders in an attempt to restructure its debts. There can be no assurances that the Company will be successful in these endeavors. Additionally, the Company is in the process of contacting potential acquisition and merger candidates. The efforts to date have consisted of the Company placing advertisements in publications such as The Wall Street Journal and contacting other parties. To date the Company has not identified any candidates.

1997 as compared to 1996:

Results of Operations

Revenue decreased $671,963 or 74% from December 1996 to December 1997. Revenues of $231,480 recorded in 1997 are attributable to long-term contracts entered into in 1996. The Company recorded no revenues from barter transactions during the year ended December 31, 1997.

Operating expenses decreased $5,671,128 or 93% from $6,072,986 in 1996
to $401,858 in 1997.   The major operating expenses in 1997 consisted
of salaries, legal fees, and travel and entertainment. Salaries decreased by $1,604,225 or 92% from $1,753,188 in 1996 to $148,963 in 1997. Legal fees decreased by $54,211 or 61% from $88,711 in 1996 to $34,500 in 1997. Travel and entertainment decreased by $347,148 or 92% from $376,477 in 1996 to $29,329 in 1997.

Operating loss decreased ($4,989,165) from a loss of ($5,169,543) in 1996, to a loss of ($170,378) in 1997.

In 1996 interest expense was $66,259 compared to $32,273 in 1997.
Interest expense in 1996 was attributable to various note agreements with Texas Commerce National Bank Association and the recording of $14,590 in interest expense relating to the financing costs associated with a note payable to David Figuerido.

Based on the foregoing information, net loss for 1997 was ($202,518) or ($0.06) per share versus a net loss of ($5,445,354) or ($1.61).

Liquidity and Capital Resources

As of December 31, 1997 the Company had no assets. This represents a decrease of $120,206 from 1996.

During the year ended December 31, 1997, several creditors sued the Company to recover lease payments and other vendor indebtedness. Judgments payable were $101,374 compared to $0 at December 31, 1996. Accounts payable decreased $87,335 or 8% from $1,058,368 in 1996 to $971,033 in 1997. The decrease is attributable primarily to the transfer of accounts payable to judgments payable in 1997. Notes payable increased $68,458 from 1996 to 1997. The Company borrowed an additional $108,500 from shareholders and other entities during 1997. In January 1997, the Company and a shareholder who previously loaned the Company $100,000 entered into a restructuring agreement under which the Company exchanged an existing note payable, together with accrued and unpaid interest for a new $9,000 note payable with interest at 10.91%, and surrendered to the shareholder the Company's boat, which had a net book value of $26,815. Additionally, during 1997 the Company applied $18,756 of personal charges made by Mr. Carr on the Company's American Express card against the amounts owed to him. Total liabilities increased 6% from $1,304,749 in 1996 to $1,386,528 in 1997.

1996 as compared to 1995:

Results of Operations

Revenues increased $887,076 or 5,420% from $16,637 in 1995 compared to $903,443 in 1996. Of the revenues derived in 1996, $432,070 were generated from barter transactions with certain of the Company's customers. In an effort to increase the Company's market presence, the Company advertised in trade publications and at various boat and marine trade shows. The Company paid for that advertisement by either developing web pages for those vendors or promoting those vendors on the Company's own web site. Although those arrangements reduced the Company's advertising costs, the transactions generated no cash flow for the Company. Coupled with the fact that the Company typically absorbed the pre-production costs of generating the web sites for barter customers, the transactions adversely affected the Company's ability to sustain its operations. By March 1996, the Company knew that it would need a significant influx of capital for the Company to survive and made such disclosure in the Company's first quarter
Form 10-QSB.

Operating loss increased ($3,538,805) or 217% from ($1,630,735) in 1995 to ($5,169,543) in 1996. The major operating expenses in 1996 consisted of salaries, consulting fees, rent and accelerated lease payments, and travel and entertainment. Salaries increased $1,310,156 or 295% from $443,032 in 1995 to $1,753,188 in 1996. A nationwide sales force was put in place during 1996 and the Company leased a satellite office in Florida. The Company also supported sales activities in Massachusetts, California, and Illinois. Consulting fees increased to $856,678 from $0 in 1995. During 1996, when the Company realized that an immediate influx of capital was necessary to support its market plan, the Company engaged several individuals to evaluate the Company's operations and assist the Company in obtaining additional equity capital. The Company compensated those consultants primarily by issuing options and warrants. The Company, in accordance with Financial Accounting Standards No.121, "Accounting for Stock Based Compensation," recorded the fair value of the options and warrants granted as consulting expense with a corresponding amount recorded as additional paid in capital. (See Note 6 to the Financial Statements.)

Rent expense increased $400,543 or 1,131% from $35,413 in 1995 to $435,956 in 1996. Because the Company was unable to make timely payments for its leased facilities and equipment, several lessors accelerated the total amounts due under the leases, all of which was recorded as rent expense. Travel and entertainment increased $277,119 or 278% from $99,358 in 1995 to$376,477 in 1996, all of which was directly related to the Company's efforts to market its product and achieve market penetration.

In October 1996, the Company entered into a series of transactions in an attempt to sell all of its assets. See Asset Sale.

The Company recorded a loss on sale of assets for the year ended December 31, 1996 as follows:


Write-off net book value of assets assigned to Wildwood       $  (414,389)
Write-off prepaid marketing                                       (50,000)
Write-off net book value of License Agreement                    (148,849)
Trader deposit for Letter Agreement                               110,000
Note payable to Trader                                            110,000
Proceeds from Danro pursuant to Purchase Agreement                138,700

                                                              $  (254,538)


The net loss for 1996 was $(5,445,354) or $(1.61) per share compared with $(1,734,270) or $(0.33) per share in 1995.

Liquidity and Capital Resources

In 1995 the Company's working capital was at its highest, $3,245,783, and the current ratio was 6.77. By December 1996 working capital was negative. Total current assets were only $120,206, while current liabilities were $1,304,749. This represents a swing of $4,550,532 in a twelve-month period. Cash and short-term investments were depleted to $40,923 and $5,784, respectively, by the closing of 1996.

Accounts payable had increased to $971,033 at the end of 1996, compared to $175,667 at the close of 1995. Other accrued expenses, attributable primarily to accrued and unpaid salaries as of December 31, 1996, increased by $88,332. Employees were asked to voluntarily defer a portion of their salary during three payroll periods. Each employee who agreed to the deferral received one share of restricted stock for each $100 of deferred salary.
The Company also agreed to pay the employee 10% interest. Other accrued expenses include salaries that were not paid during the last quarter of 1996.

Item 7.  Financial Statements

                        Kinetiks.com, Inc.
                  (A Development Stage Compant)
                  Index to Financial Statements
                 December 31, 1998, 1997 and 1996


Report of Independent Auditor
Balance Sheets
Statements of Operations
Statement of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements



Board of Directors and Shareholders
Kinetiks.com, Inc.


                Independent Auditor's Report

I have audited the accompanying balance sheets of Kinetiks.com, Inc. (a development stage company), as of December 31, 1998, 1997 and 1996 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period January 18, 1995 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. I did not audit the financial statements of Kinetiks.com, Inc. as of December 31, 1995, and for the period January 18, 1995 (inception) to December 31, 1995. Those statements were audited by other auditors, whose report has been furnished to me, and my opinion, insofar as it relates to the cumulative amounts for the period January 18, 1995 (inception) to December 31, 1995, is based solely on the report of the other auditors.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kinetiks.com, Inc. as of December 31, 1998, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and from January 18, 1995 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not achieved significant operations, and has incurred losses since inception. These conditions raise substantial doubt as to the Company' ability to continue as a going concern. In order for the Company to emerge out of the development stage and continue as a going concern, the Company must achieve a level of operations sufficient to meet cash flow requirements, obtain a favorable settlement with its creditors, and find a suitable merger candidate. Management's plans in regards to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverablility and classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.



Gerald R. Hendricks & Company, P.C.
March 30, 1999
Westminster, Colorado



                        Kinetiks.com, Inc.
                   (A Development Stage Company)
                           Balance Sheets

                                                      December 31,
                                             1998        1997       1996
             Assets

Current assets:
   Cash                                       169           0      40,923
   Short term investments                       0           0       5,784
Accounts receivable, net                        0           0      13,354
Prepaid expenses and other current assets       0           0      15,000

Total current assets                          169           0      75,061

Property and equipment, net                     0           0      45,145

                                              169           0     120,206

Liabilities and Stockholders' (Deficit)

Current liabilities:
   Judgments payable                      205,471     106,908           0
   Notes payable                          177,976     116,500      48,042
   Accounts payable                       862,531     965,499   1,058,368
   Accrued compensation                   105,503     170,463     187,095
   Other accrued expenses                  41,680      27,158      11,244

Total current liabilities               1,393,161   1,386,528   1,304,749

Note payable to shareholder officer             0     180,952     201,263

Stockholders'(deficit):
   Preferred stock, $.001 par value,
    500,000 shares authorized;
    none issued                                 0           0           0
   Common stock, $.001 par value;
    20,000,000 shares authorized;
    5,389,083 issued; 3,389,083
    outstanding                             5,390       5,390       5,390
   Less treasury stock, 2,000,000
    shares, at cost                        (2,000)     (2,000)     (2,000)
   Additional paid-in capital           6,061,517   5,811,272   5,790,428
   Deficit accumulated during the
    development stage                  (7,457,899) (7,382,142) (7,179,624)

Total stockholders' (deficit)          (1,392,992) (1,567,480) (1,385,806)

                                              169          0    120,206


                         See accompanying notes.


                        Kinetiks. Com, Inc.
                   (A Development Stage Company)
                      Statements of Operations




                                                                 Cumulative
                                                                 January 18,
                                                                 1995(Inception)
                                                                 through
                                      Years Ended December 31,   December 31,
                                     1998     1997       1996    1998

Revenues                               0   231,480     903,443   1,151,290


Operating expenses:
   Cost of revenue                     0        66     438,044     489,112
   Research and development            0         0     342,878     769,094
   Sales and Marketing                 0   101,295   1,346,832   2,025,064
   General and administrative     54,436   300,497   3,945,232   4,893,112

                                  54,436   401,858   6,072,986   8,176,382


Operating loss                   (54,436) (170,378) (5,169,543) (7,025,092)


Other income (expense):
Early extinguishment of debt           0         0           0     (87,500)
Interest expense                 (21,321)  (32,273)    (66,259)   (141,187)
Interest income                        0       133      44,986      50,418
Loss on sale of assets                 0         0    (254,538)   (254,538)

Net loss                         (75,757) (202,518) (5,445,354) (7,457,899)



Net loss per common and common
 equivalent share                  (0.02)    (0.06)      (1.61)      (1.82)


Shares used in computing net
 loss per common and common
 equivalent share              3,389,083 3,389,083   3,383,675   4,108,319


                        See accompanying notes.


                                       Kinetiks.com, Inc.
                                 (A Development Stage Company)
                          Statement of Stockholders' Equity (Deficit)
                                                                       Deficit
                             Recreational                             Accumulate  Total
                             Data                Additional           During The  Stockholders'
                             Services,  Common   Paid In    Treasury  Developmen  Equity
                             L.L.C.     Stock    Capital    Stock     Stage       (Deficit)
Initial contribution in
 Recreational Data Services,
 L.L.C. (April 1995)          4,000         0          0        0         0          4,000
Issuance of 4,000,000 shares
 of common shares in exchange
 for all of the ownership
 interest in Recreational
 Data Services, L.L.C. on
 August 14, 1995             (4,000)    4,000          0        0           0            0
Issuance of 500,000 shares
 of common stock at $1 per
 share, net of issuance
 costs of $42,186
 (August 1995)                    0       500    457,314        0           0      457,814
Issuance of 17,500 shares
 of common stock at $3 per
 share in connection with the
 bridge loan agreements
 (October 1995)                   0        18     52,482        0           0       52,500
Initial public offering of
 862,500 shares of common
 stock at $6 per share, net
 of issuance costs of
 $923,670 (December 1995)                  0       862  4,250,568        0           0    4,251,430
Net loss for the period ended
December 31, 1995                 0         0          0        0  (1,734,270)  (1,734,270)

Balance at December 31, 1995      0     5,380  4,760,364        0  (1,734,270)  (3,031,474)

Issuance of stock options to
 purchase 70,000 shares of
 common stock for license
 agreement (February 1996)        0         0    289,800        0           0      289,800
Issuance of stock options
 to purchase 50,000 shares
 of commons stock for
 consulting services
 (April 1996)                     0         0     91,250        0           0       91,250
Issuance of 1,550 shares of
 common stock at $5.13 per
 share to former employees
 in full settlement of
 accrued wages (June 1996)        0         2      7,950        0           0        7,952
Issuance of 7,533 shares of
 common stock at an average
 of $2.84 per share to former
 employees as additional
 compensation for wage
 deferals (July and
 August 1996)                     0         8     21,42         0           0       21,432
Issuance of stock warrants
 to purchase 125,000 shares
 of common stock at $1.25
 per share for compensation
 relating to consulting
 services (August 1996)           0         0    219,000        0           0      219,000
Transfer of 400,000 shares
 of common stock to the
 treasury by the then
 president and chief
 executive officer
 at $.001 per share
 (November 1996)                  0         0        400     (400)          0            0
Issuance of 400,000 shares
 of common stock at $.25
 per share for cash
 (November 1996)                  0         0     99,600      400           0      100,000
Consulting expense associated
 with a noncompete agreement
 executed by the Company in
 connection with the
 sale of 400,000 shares of
 common stock
 (November 1996)                  0         0    100,050        0           0      100,050
Issuance of stock warrants to
 purchase 400,000 shares of
 common stock at $.25
 per share for compensation
 relating to consulting
 services (November 1996)         0         0    184,000        0           0      184,000
Transfer of 50,000 shares of
 common stock to the treasury
 by a former officer and
 director at $.001 per share
 (November 1996)                  0         0         50      (50)          0            0
Issuance of 50,000 shares of
 common stock in additional
 consideration for
 borrowings (November 1996)       0         0     14,540       50           0       14,590
Transfer of 2,000,000 shares
 of common stock to the
 treasury by the then
 president and chief
 executive officer
 at $.001 per share
 (December 1996)                  0         0      2,000   (2,000)          0            0
Net loss for the year ended
 December 31, 1996                0         0          0        0  (5,445,354)  (5,445,354)

Balance at December 31, 1996      0     5,390  5,790,428   (2,000) (7,179,624)  (1,385,806)

Transfer of 50,000 shares of
 common stock to the treasury
 by a former officer and
 director at $.001per share
 (February 1997)                  0         0         50      (50)          0           0
Issuance of 50,000 shares of
 common stock in exchange
 for debt                         0         0     20,794       50           0      20,844
Net loss for the year ended
 December 31, 1997                0         0          0        0    (202,518)   (202,518)

Balance at December 31, 1997      0     5,390  5,811,272   (2,000) (7,382,142)  (1,567,480)

Capital contributed to the
 Company by the former
 president and chief exectuive
 officer and a former officer
 and director upon the
 settlement of a note payable
 and accrued expenses
 (February 1998)                  0         0    250,245        0           0     250,245
Net loss for the year ended
 December 31, 1998                0         0          0        0     (75,757)    (75,757)
Balance at December 31, 1998      0     5,390  6,061,517   (2,000) (7,457,899) (1,392,992)


                                See accompanying notes.


                        Kinetiks. Com, Inc.
                  (A Development Stage Company)
                    Statements of Cash Flows


                                                                 Cumulative
                                                                 January 18,
                                                                 1995(Inception)
                                                                 through
                                      Years Ended December 31,   December 31,
                                     1998      1997      1996    1998


Operating Activities
Net loss                           (75,757)  (202,518) (5,445,354) (7,457,899)
Adjustment to reconcile net loss
 to net cash used in operating
 activities:
   Depreciation and amortization         0          0     267,368     289,272
   Early extinguishment of debt          0          0           0      87,500
   Loss (gain) on sale of asset          0          0     254,538     254,538
   Stock issued for wages                0          0      29,384      29,384
   Options and warrants issued for
    consulting services                  0          0     594,300     594,300
   Interest officer note payable    11,033     10,265      19,822      54,561
   Finance costs                         0     20,844      14,540      35,384
   Bad debts                             0          0      43,469      43,469
   Writeoff advances to employees        0          0      30,000      30,000
Changes in operating assets and
 liabilities:
   Accounts receivable, net              0     13,354       1,452     (43,469)
   Prepaid expenses and other            0     15,000      13,049           0
   Judgments payable                98,563    106,908           0     205,471
   Accounts payable               (102,968)   (92,869)    882,701     862,531
   Accrued compensation                  0    (16,632)    145,247     170,463
   Other accrued expenses           14,522     15,914     (87,519)     41,680
   Deferred revenue                      0          0     (63,483)          0

Net cash used in operating
 activities                        (54,607)  (129,734) (3,300,486) (4,802,815)




                        Kinetiks. Com, Inc.
                   (A Development Stage Company)
                     Statements of Cash Flows

                                                                 Cumulative
                                                                 January 18,
                                                                 1995(Inception)
                                                                 through
                                       Years Ended December 31,  December 31,
                                       1998      1997     1996   1998

Investing Activities
   Purchase of equipment                 0          0    (388,201)   (537,406)
   Proceeds from sale of assets          0          0     358,700     358,700
   Prepaid marketing agreement           0          0     (50,000)    (50,000)
   Redemption of short-term investments  0      3,109   1,495,059           0
   Advances on notes from employees      0          0       5,844     (34,521)
Net cash provided by investing
 activities                              0      3,109   1,421,402    (263,227)

Financing Activities
   Proceeds notes payable
    shareholders                    (6,700)         0           0     217,746
   Proceeds from notes payable      61,476    108,500           0     432,476
   Deposit for secondary offering        0          0     (25,000)    (25,000)
   Issuance of common stock              0          0     100,000   4,865,744
   Repayment of bridge loans             0          0           0    (350,000)
   Repayment of notes                    0    (22,798)    (51,957)    (74,755)
Net cash provided by financing
 activities                         54,776     85,702      23,043   5,066,211
Net change in cash                     169    (40,923) (1,856,041)        169
Cash at beginning                        0     40,923   1,896,964           0
Cash at end                            169          0      40,923         169

Supplemental disclosure of cash flow
 information:
Cash paid during the period for
 interest                                0          0      19,923
Supplemental disclosure of noncash
 investing and financing transactins:
Stock options issued for License Agreement                289,900
Shares contributed to the treasury by an officer
 and director and a former officer and director            (2,450)
Additional paid in capital contributed by an officer
 and director and a former officer and director upon
 settlement of debt, consisting of:
    Accrued wages                              64,960
    Accrued expenses                            4,061
    Notes payable and accrued interest        181,224
                                              250,245

                     See accompanying notes.



                     Kinetiks.com, Inc.
                (A Development Stage Company)
                Notes to Financial Statements

1.   Background of the Company

Kinetiks.com, Inc. (the "Company") is a development stage enterprise. The Company, during the years ended December 31, 1995 and 1966, attempted to develop and market proprietary software programs for use on the World Wide Web (the "Web") of the Internet. The Company's first and only software production, designated Internet Waterway, offered products and services and provided free information to sailors, fishermen, and other water sports enthusiasts. The Company's development efforts were devoted to developing the Internet Waterway, through which the Company began electronic publishing and advertising in November 1995. On December 12, 1995, the Company raised equity funding through an initial public offering ("IPO") of shares of its common stock to the public (see Note 6).

During 1996 the Company experienced significant cash flow difficulties as the net proceeds from the Company's IPO were not sufficient to allow the Company to successfully develop and market the Internet Waterway and achieve profitable operations. Because of its cash flow difficulties, the Company was unable to pay its liabilities in the ordinary course of business. Several creditors have obtained court judgments against the Company and a current officer and director and a former officer and director (see Note 5). Ultimately, the Company sold all of its assets to an
unaffiliated third party (see Note 8).   The Company is
currently in the process of negotiating a favorable settlement with its creditors and attempting to find a suitable merger candidate. If the Company is unsuccessful in these endeavors, and there can be no assurances that it will be, it may be forced to file for bankruptcy and/or liquidate.

The founding shareholders began operations on January 18, 1995 as a sole proprietorship doing business as Recreational Data Service ("RDS"). On April 3, 1995, Recreational Data Services, L.L.C. ("RDS, L.L.C."), a Texas Limited Liability Company was formed. On August 9, 1995, the shareholders of RDS, L.L.C., formed Kinetiks.com, Inc., a Delaware corporation. Effective August 14, 1995, Kinetiks.com, Inc. and RDS, L.L.C. were merged with Kinetiks.com, Inc. being the surviving entity. All of the outstanding ownership interest in RDS, L.L.C. were exchanged for 4,000,000 shares of common stock of the Company. Prior to the merger on August 14, 1995, Kinetiks.com, Inc. had no operations. The statement of operations of the Company for the period ended December 31, 1995, includes the results of RDS and RDS, L.L.C.

The Company is still in the development stage and has yet to achieve significant operations. This raises substantial doubt as to the Company's ability to continue as a going concern. In order for the Company to emerge out of the development stage and to continue as a going concern, the Company must negotiate a satisfactory settlement with its creditors and find a suitable merger candidate that will allow the company to achieve a level of operations sufficient to meet its cash flow requirements.

2.   Summary of Significant Accounting Policies

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Short-term investments include a certificate of deposit that has an original maturity ranging from four to six months.

Revenue and Cost of Revenue

Service revenues from the sale of advertising space is recognized ratably over the period in which the advertisements are displayed on the Internet. Payments received in advance of providing advertising services and contract amounts that have been billed but have not been earned are recorded as deferred revenue. All costs related to revenue producing activities are expensed as incurred. The Company recorded revenues, and a corresponding charge to cost of revenues, from barter transactions at the estimated fair value of the products or services received.

The Company believed that the majority of costs associated with an advertisement were included in the set-up period and intended to develop statistical information regarding the advertisement cost cycle based upon experience. However, the Company's operations ceased before meaningful data was obtained to substantiate this belief.

Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over the estimated useful life of the assets as follows:

          Automobile                           5 years
          Boat                                10 years
          Computer and office equipment        3 years
          Furniture and fixtures               7 years

Impairment of Long-Lived Assets

The Company periodically reviews the carrying value of long-lived assets for potential impairment by comparing the carrying value of these assets with their related, expected future net cash flows. Should the sum of the related, expected future net cash flows be less than the carrying value, the Company would determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the future discounted cash flows.

Fair Value of Financial Investments

Based on the borrowing rates currently available to the Company for bank and other loans with similar terms and maturities, the fair value of the Company's debt approximates the carrying value.

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

For the period from inception through August 14, 1995, RDS and RDS, L.L.C. were organized as a sole proprietorship and a Texas Limited Liability Company, respectively. As a result, the income tax benefits from the operations during this period passed directly to the sole proprietor and shareholders, respectively. The expenditures incurred prior to the merger were primarily start-up expenditures, which were capitalized by the owners for income tax purposes, creating a deferred tax assets of approximately $136,000. This tax asset was contributed to the Company in connection with the merger. Losses from operations from August 14, 1995 through December 31, 1998 have created additional deferred tax assets of approximately $2,847,160, resulting in a total deferred tax asset of $2,983,160. A valuation allowance was established for the full amount of these deferred tax assets because the future realization of the cumulative tax benefit is not assured. When more than a 50% change in ownership occurs, over a three year period, as defined, the Tax Reform Act of 1986 limits the utilization of net operating loss (NOL) carryforwards in the years following the change in ownership. Therefore, it is possible that the Company's utilization of its NOL carryforwards may be partially reduced as a result of the changes in stock ownership (See Note 6). No determination has been made as of December 31, 1998, as to what implications, if any, there will be in the net operating loss carryforwards of the Company.

Stock Options and Stock Based Compensation

The Company follows Accounting Principles Board Opinion No.
25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Per Share Amounts

Net loss per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting
Bulletin (SAB) No. 83, common stock and options to purchase common stock issued by the Company within 12 months of the initial public offering date have been included in the calculation of the weighted average number of common and common equivalent shares outstanding (using the treasury stock method) as if they were outstanding for the entire period. Common stock equivalents are not included in the computation as the amount would be anti-dilutive.

3. Property and Equipment

Property and equipment consist of the following:

                                        December 31,
                               1998         1997        1996

Automobile and boat        $     -       $    -     $ 60,700
Computer and office
 equipment                       -            -           -
Furniture and
 fixtures                        -            -           -

                                 -            -       60,700

Less accumulated
 depreciation                    -            -      (15,555)

                           $     -       $    -     $ 45,145

Depreciation expense was $0, $0, $126,417, and $21,904 for the years ended December 31, 1998, 1997, 1996, and 1995, respectively.

4. Notes Payable

Notes payable consists of the following:

                                          December 31,
                                    1998      1997      1996
Shareholders

Note payable, shareholder,
 interest at 10.91%, payable
 monthly in installments
 of $10,000, due November 1996,
 without collateral.            $   9,000 $   9,000  $ 9,000
Note payable, shareholder,
 interest at 7%, principal
 and interest due
 February 1997, without
 collateral. Note converted
 into 50,000 shares of the
 Company's common stock in
 February 1997.                       -         -      15,000
Note payable, shareholder,
 interest at 8%, principal
 and interest due
 April 1997, without
 collateral.                       50,000    50,000        -
Note payable, interest at 8%,
 principal and interest due
 April 1997, without
 collateral.                        5,000     5,000        -
Note payable, shareholder,
 no stated interest, no stated
 repayment terms, without
 collateral.                        2,500     2,500        -
Note payable, shareholder,
 business development company,
 interest at varying amounts,
 no stated repayment terms,
 without collateral.               86,476    25,000        -

Unaffiliated Third Parties

Notes Payable, shareholder,
 venture capital firm,
 interest at 10%,
 principal and interest
 due March 1997, without
 collateral.                       25,000    25,000        -
Bank, interest at prime
 rate plus .5%,
 interest payable
 monthly, principal
 due December 1996,
 without collateral.                   -        -       3,042


                                $ 177,976 $ 116,500  $ 48,042



During 1996, the Company made only seven of the required eleven payments pursuant to the 10.91% note payable to shareholder and at December 31, 1996 was in default. In
January 1997 the Company and the shareholder entered into a restructuring agreement whereby the Company exchanged the existing note payable and accrued interest with a new $9,000 note payable and surrendered to the shareholder the Company's boat, which had a net book value at the date of this restructuring of $26,815. The new note bears interest at 10.91%, has no stated repayment terms, and is without collateral. The Company recorded a gain on this restructuring agreement for the year ended December 31,1997, in the amount of $389.

In November 1996, the Company borrowed $15,000 from a shareholder and issued 50,000 shares of the Company's common stock. The shares of stock issued to this note holder were issued out of the treasury from shares previously contributed to the treasury by an officer and director (see note 6). In connection with the issuance of these shares, the Company recorded additional financing expense in the amount of $14,590 which represented the fair market value of the stock on the date of grant less a one-third discount for restriction. In February 1997, the note holder agreed to accept another 50,000 shares of stock in lieu of receiving payment on the note. The additional shares of stock were issued out of the treasury from shares previously contributed to the treasury by an officer and director. In connection with the issuance of these shares, the Company recorded additional financing expense in the amount of $5,223.

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

During 1997 and 1998, the Company borrowed $25,000 and $61,476, respectively, from The Rockies Fund (The "Fund"), a shareholder that is a "business development company" under the Investment Company Act of 1940. In connection with the execution of the $25,000 note, the Company issued warrants to purchase 50,000 shares of the Company's common stock at $.25 per share. Additionally, the note agreement requires the Company to issue 50,000 warrants monthly for every month that the note is in default. As of December 31, 1998, the Company has granted 1,150,000 warrants to this shareholder (see Note 6). No warrants were issued pursuant to the $61,476 note payable. Subsequent to December 31, 1998, the Company borrowed an additional $29,128 from the Fund. This note bears interest at 8%, has no stated repayments terms and is without collateral.

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

Shareholder Officer

The note payable to shareholder officer consists of amounts advanced by Mr. Carr to fund the operating and start-up expenses of the Company and the contribution of certain operating assets. The note bore interest at 9% per annum and matured in January 1997. In January 1997, when the Company was unable to pay this note, the shareholder officer accepted as partial payment, the Company's automobile. The net book value of the automobile approximated $21,000, which the shareholder officer and the Company believed to be the estimated fair market value. During the year ended December 31, 1997 the Company reduced the principal amount owed to the shareholder officer by $18,756, which represented personal charges made by the shareholder officer on the Company's credit card.

In February 1998, the Company and the shareholder officer and his wife, who was previously an officer and director of the Company, entered into a settlement agreement. In addition to the remaining unpaid principal and interest pursuant to the note payable shareholder officer, the Company owed these two individuals accrued wages and unreimbursed expenses in the amount of $64,960 and $4,061, respectively. These individuals agreed to accept a cash payment in the amount of $6,700 and contribute the remaining balances, in the amount of $250,245, as additional paid in capital.

5. Commitments and Contingencies

Leases

The Company leased its office space and certain office equipment under noncancellable operating lease agreements expiring through the year 2000. An officer and director and a former officer and director personally guaranteed certain of these leases. Due to the lack of operating funds and the inability of the Company to raise additional equity capital, the Company defaulted on all of its leases, and, accordingly, the lease creditors accelerated all remaining payments. Certain of the lease creditors filed legal proceedings against the Company during the years ended December 31, 1997 and 1998 and obtained court ordered judgments against the Company and the officer and director and former officer and director. As of December 31, 1998 and 1997, judgments from lease creditors were $113,613 and $59,485,respectively. Rent expense, including default amounts, was $0, $19,436, and $435,956; for the years ended December 31, 1998, 1997, 1996, respectively.

Other

Certain other creditors also filed legal proceedings against the Company during the years ended December 31, 1997 and 1996 and obtained court ordered judgments against the Company. As of December 31, 1998 and 1997, judgments from other creditors were $91,858 and $47,423, respectively.

Employee

During the year ended December 31, 1997, a former employee filed a claim in the state of California for unpaid wages. The Labor Commission for the State of California awarded this former employee $6,871 for unpaid wages and commissions. The amount is included in accounts payable for the years ended December 31, 1998 and 1997.

The Rockies Fund

Beginning in 1994 the United State Securities and Exchange Commission (the "SEC") began an investigation into certain matters, including the administrative and record keeping practices of the Fund, its securities trading activities and those of its officers and directors. In September 1996 the Fund received notification from the SEC that the SEC staff was planning to recommend that an enforcement action be brought against the Fund, its president, and each of its directors due to certain violations of federal securities laws. The SEC invited the Fund to make a submission setting forth the Fund's position and arguments regarding the SEC staff's planned recommendation. The Fund did so in October 1996, and at the SEC's request, the Fund supplemented its submission in December 1996. An administrative trial was held before the SEC's Chief Administrative Judge in November 1998. During this trial the Fund vigorously contested the SEC's allegations. No decision has been rendered.

Securities and Exchange Commission

The Company has failed to timely file the required Forms 10-KSB and Forms 10-QSB as required by the Securities and Exchange Commission (the "SEC"). The Company and its officers and directors could by subject to certain fines and penalties from the SEC for its failure to timely file these reports. The Company cannot determine the effect, if any, that this uncertainty may have on its financial position.

NASDAQ Delisting

Effective at the close of business on October 28, 1996, the NASDAQ Stock Market, Inc. delisted the Company's common stock from trading on the NASDAQ SmallCap Market for failure to satisfy the listing maintenance standards adapted by the NASDAQ Stock Market, Inc. The Company's stock is eligible to trade on the OTC Bulletin Board ("OTCBB"). However, quotes for stock traded on the OTCBB are not published in major national newspapers.

6. Capital Structure

Private Offering

Pursuant to a July 17, 1995 Confidential Private Placement
Memorandum, the Company sold 500,000 shares of its common stock at $1 per share in August and September 1995.

Bridge Loans

As of October 3, 1995, the Company had entered into subscription agreements for the private placement of $350,000 in bridge loans. In connection with the agreements, the Company issued 17,500 shares of its common stock to the holder of the notes. The notes accrued interest at prime plus 2% per annum and were payable at the earlier of September 30, 1996 or ten days after completion of the Company's initial public offering of its common stock. The bridge loans were repaid in December 1995 following the initial public offering. The early repayment of this debt resulted in $87,500 in debt extinguishment costs, which are included in the statement of operations. These costs include the write-off of $35,000 in loan acquisition costs and $52,500 of unamortized loan discounts.

Initial Public Offering

In December 1995, the Company sold 862,500 shares of its common shares of stock to the public, resulting in net proceeds to the Company of approximately $4,251,000. In connection with the initial public offering, the underwriter also purchased warrants for 75,000 shares of the Company's common stock for $100. The warrants are exercisable at any time in the four year period ending December 5, 1999 at an exercise price of $7.20 per share.

Stock Option Plan

On August 10,1995, the Company's board of directors approved a stock option plan under which up to 1,000,000 shares of the Company's common stock may be issued. In June 1996, the shareholders approved an amendment to the Plan increasing the Company's total common shares available under the plan to 1,600,000. Under the Plan, incentive and nonqualified stock options may be granted to employees, directors, and consultants of the Company. Incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of the grant) of the stock's fair market value at the time of the grant. Nonqualified stock options may be granted at an exercise price determined by the Company's Compensation Committee.

The stock option activity under this plan is set forth below for the period January 18, 1995 (inception) to December 31, 1998:
                                          Shares
                                          Under     Option
                                          Option    Per Share

Granted                                   1,254,000   $1.00 to $6.25
Forfeited                                   (37,500)  $1.00 to $6.00
Outstanding at December 31, 1995          1,216,500   $1.00 to $6.25
Granted                                     536,500   $1.00 to $7.00
Forfeited                                  (334,000)  $ .50 to $6.25
Outstanding at December 31, 1996          1,419,000   $ .25 to $7.00
Granted                                          -          -
Forfeited                                  (923,500)  $ .50 to $3.69
Outstanding at December 31, 1997            495,500   $ .50 to $7.00
Granted                                          -          -
Forfeited                                   (53,000)  $ .50 to $3.69
Outstanding at December 31, 1998            442,500   $1.00 to $7.00

As of December 31, 1998, 442,500 shares were exercisable and 1,157,500 are available for future grants. The options are generally exercisable for up to ten years following the date of grant (five years for 10% owners).

In connection with various consulting and financing agreements, the Company has issued warrants to purchase the Company's common stock at prices that range from $.25 per share to the lessor of $1.25 per share or 15% discount to the closing bid price of the Company's stock price on the date of exercise. The warrants are exercisable for a ten-year period and generally provide "piggy-back" registration rights for the underlying shares at the request of the majority of warrant holders. Outstanding warrants were 1,995,000, 1,395,000, 525,000, and 0 as of December 31,
1998, 1997, 1996, and 1995, respectively.

License, Consulting and Other Agreements

In February 1996, the Company entered into an exclusive license agreement (the "License Agreement") pursuant to which it acquired in perpetuity the exclusive worldwide rights to the use of the tradename "MarineNet" and a five year non-compete agreement from William Chen ("Chen"), a nonaffiliate. In lieu of a royalty payment the Company paid to Chen, as full and complete consideration for acquisition of the MarineNet tradename, stock options to purchase up to 70,000 shares of the Company's common stock exercisable in whole or in part at $6.00 per share at any time between December 12, 1997 and February 10, 2006. As required by Financial Accounting
Standards No. 121, "Accounting for Stock Based
Compensation," ("FAS No. 121") the Company recorded the fair value of the options granted for acquisition of the tradename "MarineNet," as additional cost of the license agreement and as additional paid in capital in the amount of $289,000. Simultaneous with the execution of the License
Agreement, the Company entered into a consulting agreement with Chen pursuant to which the Company retained Chen as a consultant to the Company from February 10, 1996 to July 11,
1997.  In connection therewith the Company agreed to pay
Chen aggregate consulting fees of $200,000 payable over the term of the consulting agreement.

In April 1996, the Company entered into an agreement with Seaboard Securities, Inc. ("Seaboard"), a nonaffiliate to serve as the Company's financial advisor and provide investment banking and financial advisory services to the Company. In lieu of a consulting fee, the Company paid to Seaboard, as full and complete consideration, stock options to purchase up to 50,000 shares of the Company's common stock. Of the options granted, 25,000 shares are exercisable at $6.00 per share, 12,500 options are exercisable at $6.50 per share and 12,500 options are exercisable at $7.00 per share, and are exercisable in whole or in part at any time between April 2, 1996 and April 2, 1999. As required by FAS No. 121, the Company recorded the fair value of the options granted for these services as consulting expense and as additional paid in capital in the amount of $91,250.

In June 1996 the Company issued 1,550 shares of its common stock to two former employees as full and complete consideration for wages that the former employees claimed were due and owing them. The Company recorded the fair market value of the common stock granted as wage expense and additional paid in capital in the amount of $21,432.

During July and August 1996, the Company entered into agreements with certain employees who elected to defer their wages while the Company attempted to raise additional capital. The agreements required the Company to issue one share of common stock for each $10 dollars in salary that was deferred. The deferral periods consisted of the pay periods ended on July 30, 1996, August 15, 1996 and August 30,1996. Total wages deferred during these periods amounted to approximately $75,000, resulting in the issuance of 7,533 shares of the Company's common stock. The Company recorded the fair market value of the common stock granted as wage expense and additional paid in capital in the amount of $21,432.

In August 1996, the Company entered into an agreement with Robert Greer ("Greer"), a nonaffiliate, to serve as the Company's financial advisor and provide financial advisory services to the Company. In addition to a consulting fee, the Company granted Greer warrants to purchase up to 125,000 shares of the Company's common stock at the lesser of $1.25 per share or a 15% discount to the closing bid price of the Company's common stock on the date of exercise at any time between August 2, 1996 and August 2, 2006. The Company recorded the difference between the fair market value of the stock and the exercise price of the warrants on the date of grant as consulting expense and as additional paid in capital in the amount of $219,000.

In November 1996, December 1996 and February 1997, Mr. and Ms. Carr contributed 450,000, 2,000,000 and 50,000 shares of common stock to the treasury. The contribution of stock to the treasury was to facilitate the issuance of shares to new investors, attract new financing and to reduce the outstanding number of shares of common stock. The Company recorded the contribution of common stock as treasury stock and additional paid in capital at a rate of $0.001 per share, which is equivalent to the par value of the Company's common stock.

In November 1996, the Company entered into an agreement with Dwayne Walker ("Walker"), a non-affiliate, whereby the Company sold, for cash, 400,000 shares of the Company's common stock for $100,000 or $.25 per share. The shares issued to Walker were shares that were previously contributed to the treasury by an officer and director. Simultaneous with the sale of its common stock, the Company entered into a separate agreement with TechWave, Inc. ("TechWave"), a non-affiliate, in which Walker serves as president. The agreement with TechWave required the Company to terminate merger discussions with specific other software companies with which TechWave was attempting to form strategic relations. The Company recorded the fair value of the non-compete agreement as consulting expense and additional paid in capital in the amount of $100,500. The cash purchase price of the stock along with the value assigned to the non-compete totaling $200,500 approximated the fair market value of the Company's common stock on the date on these transactions.

In November 1996, the Company entered into an agreement with Amerifund, Ltd.("Amerifund"), an entity in which a shareholder and former officer is an owner, to serve as the Company's financial advisor and provide investment banking and financial advisory services to the Company. In lieu of a consulting fee, the Company paid to Amerifund, as full and complete consideration, stock warrants to purchase up to 400,000 shares of the Company's common stock. The stock purchase warrants are exercisable in whole or in part at $.25 per share at any time between November 6, 1996 and November 6, 2006. As required by FAS 121, the Company recorded the fair value of the stock purchase warrants granted for these services as consulting expense and as additional paid in capital in the amount of $184,000.

During the year ended December 31, 1996 the Company entered into a letter of intent with Sands Brothers, Inc.
("Sands"), an investment banking firm, to raise additional equity capital through a secondary offering of its common stock. The Company paid a non-refundable deposit with Sands of $25,000 to Sands for its services. When Sands informed the Company that it was unlikely that the secondary offering would be successful, the Company terminated the letter of intent and expensed the $25,000 deposit.

7.  Related Party Transactions

In addition to the related party transactions discussed in Notes 4 and 6, the Company entered into the following related party transactions:

During the year ended December 31, 1996 the Company reimbursed a former officer approximately $240,000 for the purchase of computer equipment.

During the year ended December 31, 1995, the Company advanced a former officer $30,000 to assist this former officer with his move to the Company's headquarters. During 1996 this former officer and the Company entered into a settlement agreement whereby the Company agreed to forgive the moving advance in lieu of the former officer's agreement that he would not proceed with a labor claim for unpaid wages, which the Company denied were owed.

8.  Asset Sale

Danro Purchase Order

In October 1996 the Company entered into a Purchase Order (the "Agreement") with Danro Corporation ("Danro") whereby the Company sold to Danro essentially all of its assets for $200,000. The Agreement provided that the Company would receive a downpayment of $65,000 and the remaining $135,000 would by advanced once the Company satisfied the following conditions: 1) execution of one or more leases between the Company and Danro covering the purchased items; 2) adoption by the Board of Directors of a work-out plan; and 3) delivery of such financial information as required by Danro.

On December 5, 1996, the Agreement was amended whereby the Company and Danro agreed to adjust the purchase price downward to $138,700, the amount which had already been received by the Company. The Company agreed to repurchase the equipment by January 15, 1997 and to pay lease fees of $25,000 and legal fees incurred by Danro in the amount of $4,000.

On February 5, 1997, the Company and Danro entered into an Equipment Rental Extension Agreement (the "Extension Agreement"). The Extension Agreement provided an extension for the Company to repurchase its assets to March 31, 1997 and called for immediate payment of all rental fees due Danro from October 1, 1996. The Company additionally agreed to pay legal fees incurred by Danro in the amount of $1,830.

The Company was unable to pay any of the required payments pursuant to these agreements, nor was it able to ultimately repurchase its assets. Because the Company was in default of the Agreement and The Extension Agreement, all amounts due Danro were accelerated. Accordingly, the Company recorded legal fees and lease expenses in the amounts of $5,830 and $56, 829, respectively, as of December 31, 1996.

Trader Letter Agreement

In November 1996 the Company and Trader Publishing Company ("Trader") entered into a Letter Agreement (the "Letter Agreement") whereby Trader would acquire substantially all of the assets and properties used by the Company for a purchase price of $750,000, consisting of $550,000 for the assets being sold, $100,000 for a one-year consulting agreement with the Company, and $100,000 for a five-year non-compete agreement. Trader advanced the Company $110,000 as an earnest money deposit for this Letter Agreement. Additionally, the Letter Agreement provided that the Company would be designated as the exclusive organization to produce web site services for marine industry clients of Trader for a period of four years. The agreement contained a provision that in the event of a breach of the Letter Agreement which resulted from events beyond the control of the Board of Directors or the then president and executive officer and his wife, who was an officer and director, the Company would pay Trader a break-up fee in the amount of $35,000.

On December 19, 1996, Trader loaned the Company $110,000 pursuant to a promissory note. The note bore interest at the prime rate plus 3% and was due January 30, 1997. The promissory note was also subject to a security agreement encumbering essentially all of the assets of the Company.
Upon the execution of the security agreement, the Company pledged as collateral certain of the same assets that were previously sold to Danro in October 1996.

On March 4, 1997, the Company filed a preliminary proxy statement with the Securities and Exchange Commission. The Company intended to solicit proxies seeking shareholder approval of the proposed sale of substantially all the Company's assets to Trader pursuant to the Letter Agreement entered into in November 1996. The Company's board of directors unanimously approved the asset sale to Trader and intended to recommend that shareholders vote in favor of the proposed asset sale. However, the Company was unable to obtain a "fairness opinion" from a financial advisor regarding the fairness of the proposed asset sale, and the proposed sale of assets to Trader failed to close and proxies were not solicited to approve the sale. The Company was unable to satisfy a number of conditions required to close the proposed asset sale, including the ability to provide audited financial statements and the ability to convey assets subject to the proposed sale free and clear of all liens and encumbrances.

As a result of the Company and Trader being unable to finalize a definitive agreement pursuant to the Letter of Agreement, Trader advised the Company on March 31, 1997 that the earnest money deposit plus all sums due under the promissory note, plus interest and expenses, were due and payable. Trader also gave notice of its intent to exercise all its rights under the security agreement unless payment was made.

On April 18, 1997, Judgment was entered against the Company in the District Court of Harris County, Texas, and a Notice of Public Sale of the Company's assets covered by the security agreement was posted for May 13, 1997. In addition, Trader filed suit against the Company on April 18, 1997, alleging breach of the Letter of Agreement and demanding repayment of the earnest money deposit of $110,000 plus $35,000 for the break-up fee and legal fees of approximately $36,000.

Wildwood

On May 19, 1997 the Company and Trader entered into a Settlement Agreement and Release in which Wildwood Capital LLC ("Wildwood"), a nonaffiliate, agreed to pay Trader $228,000 for the right to obtain the assignment of the judgment, the litigation, and the liens securing the assets. Wildwood and Danro are related entities through common ownership. Simultaneously with the execution of the Settlement Agreement, the Company executed and delivered to Wildwood a bill of sale transferring, assigning, and conveying to Wildwood and settlement of the judgment and in lieu of foreclosure by Wildwood essentially all of the Company's assets.

The Company recorded the loss on sale of assets for the year ended December 31, 1996 as follows:

     Write-off net book value of assets
      assigned to Wildwood                 $ (414,389)
     Write-off prepaid marketing              (50,000)
     Write-off net book value of License
      Agreement                              (148,849)
     Trader deposit for Letter Agreement      110,000
     Note payable to Trader                   110,000
     Proceeds from Danro pursuant to
      Purchase Agreement                      138,700

                                           $ (254,538)


Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

Effective June 11, 1997, Ernst & Young LLP resigned as the
Company's certified public accountants. This event was reported on Form 8-K filed with the Securities and Exchange
Commission on June 16, 1997.

For the Company's year ended December 31, 1995 an unqualified opinion was issued on the financial statements. However, Ernst
& Young's report dated March 15, 1996 contained the following paragraph:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not achieved significant operations, and has incurred losses since inception. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. In order for the Company to emerge out of the development stage and continue as a going concern the Company must achieve a level of operations sufficient to meet cash flow requirements and to recover the development costs incurred. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the Company's two most recent fiscal years and through June 11, 1997 there were no disagreements with Ernst & Young LLP regarding financial accounting and reporting matters which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject of the disagreement in connection with its report.

On May 28, 1998, the Company retained Gerald R. Hendricks and
Company, P.C. as the Company's certified public accountant.

                        Part III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers as of December 31, 1996:

         Name                     Age        Position
         Charles M. Powell        45         President, Chief Executive
                                             Officer, Chief Financial
                                             Officer, Chairman of the
                                             Board
         Gregory S. Carr          39         Secretary and Director
         Peter H. Salus           58         Director
         Robert C. Newman         53         Director
         Dyann L. Carr            36         Director

Directors and Executive Officers as of December 31, 1997 and 1998:

         Gregory S. Carr          39         Secretary and Director

Each director is elected for a period of one year and serves until his or her successor is duly elected by the Company's stockholders. Dr. Peter Salus is the sole member of the Company's Compensation Committee. Gregory S. Carr and Dyann L.
Carr are married.

The principal occupation of each director and executive officer of the company for a minimum of five years preceding December
1996 was as follows:

Charles M. Powell, president, chief executive officer, chief financial officer, chairman of the board and director. Mr. Powell co-founded and has served as Vice President of International Operations and Chief Financial Officer of KaPre Software, Inc., a Boulder, Colorado based privately held developer of commercial business software, since its inception in 1992. From January 1989 to March 1992 Mr. Powell served as Vice President of International Operations for J.D. Edwards & Company, a Denver, Colorado based software production company. Mr. Powell previously held positions with Price Waterhouse, Storagetek, Inc., and Columbine Systems, Inc. Mr. Powell served as a director of the following publicly-held firms: The Business Development Company; Siscom, Inc., a software development company; International Nursing, Inc., a home health care service provider; and Premier Concepts, Inc., a retail jewelry distribution company. Mr. Powell resigned all his positions with the Company effective August 4, 1997. As of the date of filing this report, Mr. Powell is president and director of Antalys Corporation, a wholly-owned subsidiary of Baan Company. He is also a director of The Rockies Fund, a publicly-traded company on the NASDAQ under the symbol ROCES.

Gregory S. Carr, secretary and director. Mr. Carr co-founded the Company in April 1995 with his wife, Dyann L. Carr. From inception of the Company to December 10, 1996, Mr. Carr served as the Company's president, CEO and chairman of the Board of Directors. He resigned the offices of president, CEO, and chairman on December 4, 1996. Mr. Carr was appointed corporate secretary and retained a membership position on the Board of Directors. From September 1991 until April 1995, he was a regional manager for Molten Metal Technology, Inc., responsible for sales and management of certain projects. From June 1983 to September 1991, he held a similar position with Liquid Air Corp. in sales, project management, and corporate re-engineering. Mr. Carr graduated from Southern Illinois University in 1980 with a Bachelor's degree in Chemistry, and earned a Masters degree in Thermal and Environmental Engineering from the same university in 1983. In 1989, Mr. Carr completed advanced business studies in the corporate program at "INSEAD," the European Institute for Business Administration in Fountainbleau, France. As of the date of filing this report, Mr. Carr is the sole corporate officer and director of the Company.

Peter H. Salus, Ph.D., director. Dr. Salus was the Executive Director of Sun User Group, a privately-held independent users association based in San Joe, California. He is a past Executive Director of USENIX, the UNIX user group association. Since January 1993, he has been a freelance author and consultant in the areas of UNIX and the Internet. Dr. Salus is the Managing Editor of the MIT Press Publication Computing Systems, editor of the magazine I-Way, and a regular columnist in Sun Expert. Mr. Salus earned a Bachelor of Science degree in Chemistry in 1960, a Masters degree in German in 1961, and a Ph.D. degree in Linguistics in 1963, all from New York University. Dr. Salus resigned his position as director of the Company effective March 14, 1997.

Dyann L. Carr, Director. Ms. Carr co-founded the Company with her husband, Gregory S. Carr, in April 1995. Prior to that time, Ms. Carr owned and operated Dynamic Concepts, a graphic design studio that licensed her designs to firms for various consumer applications. Ms. Carr resigned her position as director of the Company effective May 16, 1997.

Mr. and Ms. Carr each failed to file the reports relating to transactions as required by Section 16(a) of the Securities Exchange Act of 1934, as amended. By December 10, 1996,
Mr. Carr had failed to file a Form 4 when he retired 400,000 shares of Common Stock to the Company treasury, which were immediately resold to Duane Walker in November 1996. Both Mr.
and Ms. Carr failed to file the necessary Forms 4 when in December 1996 they each retired 1,000,000 shares of the Company's Common Stock that they owned. In addition, no annual Form 5 was filed by either party.


Item 10.  Executive Compensation

The following table sets forth remuneration paid to certain executive officers:

Name and   Year   Salary($) Bonus($)  Other Annual  Restricted   Securities  LTIP       All Others
Principal                             Compensation  Stock Award  Underlying  Payout($)  Compensation
Position                                                         Option/SARs            ($)(1)
Gregory S.
Carr       1996   120,000<F1>                                       12,500
Charles M.
Powell     1996                                                    140,00

<F1> All salaries were deferred by all corporate officers by the end of fiscal year 1996. As of September 15, 1996, Gregory Carr's salary was reduced from $120,000 annually to $80,400 annually. As a result of the salary Mr. Carr deferred during 1996, he is eligible to receive options to purchase a maximum of 12,500 shares of the Company's Common Stock at an exercise price per share of $1.00 for the period of ten years from the date of the grant (through April of 2005 and April 2006) or until three months after his termination with the Company. During the fiscal year ended December 31, 1996, Mr. Carr received total cash compensation in the amount of $74,408. Mr. Carr received no compensation for the years ended December 31, 1997 and 1998.

Mr. Powell received no regular compensation for his services to the Company as acting Chief Executive Officer and President. However, the Company granted Mr. Powell an option to purchase 140,000 shares of the Company's Common Stock at an exercise price of $1.00 per share for ten years (through August 31, 2006).

The members of the Company's Board of Directors did not receive any cash compensation for their services as directors although they were reimbursed for out-of-pocket expenses in attending Board of Directors' meetings and have been granted options under the Company's stock option plan exercisable at $1.00 per share. (See "Long-Term Incentive Compensation Plan.")

Long-Term Incentive Compensation Plan

In August 1995, the Company adopted a Long-Term Incentive Compensation Plan (the "1995 Incentive Plan") which provides for the grant of options intended to qualify as "incentive stock options" and "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Incentive stock options are issuable only to eligible officers, directors, key employees, and consultants of the Company.

The 1995 Incentive Plan is administered by the Compensation Committee of the Board of Directors which is comprised of non-employee directors. At December 31, 1996 the Company had reserved 1,600,000 shares of Common Stock for issuance under the 1995 Incentive Plan. Under the 1995 Incentive Plan, the Board of Directors determines which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option, and the option price.

The per share exercise price of the Common Stock may not be less than the fair market value of the Common Stock on the date the option is granted. No person who owns, directly or indirectly more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive incentive stock options under the 1995 Incentive Plan at the time of the granting of an incentive stock option unless the option price is at least 110% of the fair market value of the Common Stock, subject to the option on the date of grant.

No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee. Options may be exercised only if the option holder remains continuously associated with the Company from the date of grant to the date of exercise. Options under the 1995 Incentive Plan must be granted within ten years from the effective date of the 1995 Incentive Plan and the exercise date of an option cannot be later than ten years from the date of grant. Any options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company become available once again for issuance. Shares issued upon exercise of an option will rank equally with other shares then outstanding.

The stock option activity under this plan is set forth below for the period January 18, 1995 (inception) to December 31, 1998:
                                          Shares
                                          Under     Option
                                          Option    Per Share

Granted                                 1,254,000   $1.00 to $6.25
Forfeited                                 (37,500)  $1.00 to $6.00
Outstanding at December 31, 1995        1,216,500   $1.00 to $6.25
Granted                                   536,500   $1.00 to $7.00
Forfeited                                 334,000   $ .50 to $6.25
Outstanding at December 31, 1996        1,419,000   $ .25 to $7.00
Granted                                        -               -
Forfeited                                 923,500   $ .50 to $3.69
Outstanding at December 31, 1997          495,500   $ .50 to $7.00
Granted                                       -                -
Forfeited                                  53,000   $ .50 to $3.69
Outstanding at December 31, 1998          442,500   $1.00 to $7.00

As of December 31, 1998, 442,500 shares were exercisable and 1,157,500 are available for future grants. The options are generally exercisable for up to ten years following the date of grant (five years for 10% owners). Of the outstanding options, 12,500 are issued to Mr. Carr, and an additional 165,000 are issued to formers directors of the Company.

In connection with various consulting and financing agreements, the Company has issued warrants to purchase the Company's common stock at prices that range from $.25 per share to the lessor of $1.25 per share or 15% discount to the closing bid price of the Company's stock price on the date of exercise.
The warrants are exercisable for a ten-year period and generally provide "piggy-back" registration rights for the underlying shares at the request of the majority of warrant holders. Outstanding warrants were 1,995,000, 1,395,000, 525,000, and 0 as of December 31, 1998, 1997, 1996, and 1995,
respectively.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1996 by (i) each person who is known by the Company to own of record or beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and officers of the Company as a group. The stockholders listed in the table have sole voting and investment powers with respect to the shares indicated, except as noted.


             1998                  1997                  1996
Name of      Number of Percentage  Number of Percentage  Number of  Percentage
Beneficial   Shares    of Class(%) Shares    of Class(%) Shares     of Class(%)
Owner        Owned                 Owned                 Owned

Gregory S.
 Carr(1)     132,500      3.9        582,500    17.3     582,500        17.3
Dyann L.
 Carr(1)(2)  450,000     13.3        900,000    26.6     950,000        28.0
Charles M.
 Powell(3)    10,000       -          10,000      -       10,000          -
Peter H.
 Salus(4)         -        -              -       -           -           -
Samuel W.
 Humphreys(5)     -        -              -       -           -           -
Robert C.
 Newman(6)    25,000      1.0         25,000     1.0      25,000         1.0
Dwayne
 Walker      400,000     11.8        400,000    11.8          -           -
The Rockies
 Fund(7)     400,000      9.3             -       -           -           -
Marco
 Foods(7)    313,500      9.3             -       -           -           -
The
 Calandrella
 Family
 Foundation(7)20,000      1.2             -       -           -           -
All officers
 and Directors
 as a group  582,500     17.2      1,482,500    43.9   1,567,500        46.0

(1) As of May 5, 1999 Gregory S. Carr and Dyann L. Carr are husband and wife, own 132,500 and 450,000 shares, respectively, of the Company's Common Stock, and disclaim any beneficial interest in the Common Stock owned by the other. Pursuant to an irrevocable proxy executed December 20, 1996 by the Carr's, Gregory Carr and Dyann Carr granted the Company's Board of Directors voting power over a total of 1,000,000 shares of the Company's Common Stock owned by the Carr's during the period beginning December 20, 1996 through May 20, 1997. As of the date of filing this report, the irrevocable proxy granted to the Board of Directors by the Carr's has expired.

(2)  Ms. Carr resigned her positions with the Company as of May 16, 1997.

(3)  Mr. Powell resigned his positions with the Company as of August 4, 1997.

(4)  Mr. Salus resigned his positions with the Company as of March 14, 1997.

(5) Mr. Humphreys resigned his positions with the Company as of November 12, 1996.

(6)  Mr. Newman resigned his positions with the Company as of May 19, 1997.

(7) On January 26, 1998 Mr. and Ms. Carr entered into an agreement with The Rockies Fund ("the Fund") whereby the Carr's agreed to sell up to 2,900,000 shares of their stock to the Fund at the rate of $0.05 per share. As of May 5, 1999, the Fund, Mr. Calandrella, the president of the Fund, certain of his family members, and other entities that are controlled by Mr. Calandrella, own shares and warrants totaling 1,073,500 and 1,350,000, respectively. The shares owned represent approximately 32% of the outstanding shares of the Company. Of the shares owned, 900,000 shares were purchased at $.05 per share directly from the former president and vice president of the Company in private transactions. The remaining shares owned were purchased in open market transactions.

Item 12.  Certain Relationships and Related Transactions

On August 14, 1995, the Company issued 4,000,000 shares of its Common Stock to the shareholders of Recreational Data Services, Inc. ("RDS") in exchange for all of its equity interests and assets. RDS was originally organized by Gregory S. and Dyann L Carr on April 3, 1995 as a Texas limited liability company.
The Carr's were its sole members and managers. RDS subsequently incorporated in Delaware in July 1995. RDS had previously exchanged equity interests in RDS for all the assets of a sole proprietorship formed by the Carr's, who had commenced development of a software program known as the "Internet Waterway." The Carr's' investment in RDS through August 14, 1995 was $4,000. Accordingly, the Carr's received 4,000,000 shares of the Company's Common Stock for $4,000 (which represents the dollar amount of their investment in RDS) or $.001 per share of the Company's Common Stock.

In August 1995, the Company sold an aggregate of 500,000 shares of its Common Stock to a group of nonaffiliated investors for $1.00 per share. In October 1995, the Company borrowed $350,000 from a group of nonaffiliated lenders (the "October 1995 Bridge Loan") payable on September 30, 1996 or ten days after the closing of the Company's initial public offering, whichever was earlier. The October 1995 Bridge Loan was paid in full in December 1995 from the proceeds of the Company's initial public offering. As additional compensation for the October 1995 Bridge Loan, an officer and director conveyed an aggregate of 17,500 shares of his personal share, which carried certain demand and piggyback registration rights.

Mr. Carr advanced funds to the Company to fund the operating and start-up expenses of the Company. The note bore interest at 9% per annum and matured in January 1997. In January 1997, when the Company was unable to pay this note, the shareholder officer accepted as partial payment, the Company's automobile. The net book value of the automobile approximated $21,000, which the shareholder officer and the Company believed to be the estimated fair market value. During the year ended December 31, 1997 the Company reduced the principal amount owed to the shareholder officer by $18,756, which represented personal charges made by the shareholder officer on the Company's credit card. In April 1998, the Company and the shareholder officer and his wife, who was previously an officer and director of the Company, entered into a settlement agreement. In addition to the remaining unpaid principal and interest pursuant to the note payable shareholder officer, the Company owed these two individuals accrued wages and unreimbursed expenses in the amount of $64,960 and $4,061, respectively. These individuals agreed to accept a cash payment in the amount of $6,700 and contribute the remaining balances, in the amount of $250,245, as additional paid in capital.

In November 1996, December 1996 and February 1997, Mr. and Ms. Carr contributed 450,000, 2,000,000 and 50,000 shares of common stock to the treasury. The contribution of stock to the treasury was to facilitate the issuance of shares to new investors, attract new financing and to reduce the outstanding number of shares of common stock. The Company recorded the contribution of common stock as treasury stock and additional paid in capital at a rate of $0.001 per share, which is equivalent to the par value of the Company's common stock. Of the shares contributed to the treasury, 100,000 shares were issued to Mr. Figueiredo pursuant to his note payable and 400,000 shares were sold to Mr. Walker at $0.25 per share. 200,000 shares remain in the treasury. (See "Strategy - Financing Efforts.")

During 1996 1,000,000 shares of the Company's Common Stock owned by Gregory Carr and Dyann Carr (500,000 each) were made subject to an irrevocable proxy dated December 20, 1996, appointing the Company's Board of Directors as their lawful proxy, thus granting them voting control over the 1,000,000 shares of the Company's Common Stock for the period December 20, 1996 through May 20, 1997.

In September 1996 Thomas Cabanski, the former Senior Vice President & Chief Information Officer, separated from the Company. As part of the severance agreement entered into between the Company and Mr. Cabanski, Mr. Cabanski waived alleged claims against the Company for wages due and the Company waived all claims against Mr. Cabanski for repayment of personal loans in the amount of $30,000 due the Company. Mr. Cabanski is the brother-in-law of Dyann L. Carr, the former executive vice president and director of the Company.

During 1996, the Company reimbursed Mr. Gary W. Tidwell, who was the vice president and general counsel for the Company, approximately $240,000 for the purchase of computer equipment.

On December 1, 1996, the Company entered into an agreement with Amerifund, Ltd. ("Amerifund"), to serve as one of the Company's financial advisors and provide investment banking and financial advisory services to the Company. Gordon Burr ("Burr"), a former officer of the Company, is also an owner of Amerifund. In lieu of a consulting fee, the Company paid to Amerifund, as full and complete consideration, stock warrants to purchase up to 400,000 shares of the Company's common stock. The stock purchase warrants are exercisable in whole or in part at the rate of $.25 per share at any time between November 6, 1996 and November 6, 2006.

In February 1997 and during 1998, the Company borrowed $25,000 and $61,476, respectively, from The Rockies Fund (The "Fund"), a shareholder which is a "business development company" under
the Investment Company Act of 1940.   The $25,000 note bears
interest at 10% (default rate 18%) and was due March 21, 1997. Pursuant to the note agreement, the Company issued warrants to purchase 50,000 shares of the Company's common stock at $.25 per share. Additionally, the note agreement requires the Company to issue 50,000 warrants monthly for every month that the note is in default. As of May 5, 1999, the Company granted 1,350,000 warrants to the Fund. The $61,476 note bears interest at 8% and has no specific repayment terms. No warrants were issued pursuant to the $61,476 note payable. Subsequent to December 31, 1998, the Company borrowed an additional approximately $29,000 from the Fund. This note bears interest at 8%, has no stated repayments terms and is without collateral.

As of April 1999, the Fund, Mr. Calandrella, the president of the Fund, certain of his family members, and other entities that are controlled by Mr. Calandrella and his wife, own shares and warrants totaling 1,073,500 and 1,300,000, respectively. The shares owned represent approximately 32% of the outstanding shares of the Company. Of the shares owned, 900,000 shares were purchased at $.05 per share directly from the former president and vice president of the Company in private transactions. The remaining shares owned were purchased in open market transactions. (See "Security Ownership of Certain Beneficial Owners and Management")

Gregory S. Carr acted as a consultant to Wildwood Capital between May 19, 1997 and April 1999. He consulted on an hourly basis at a rate of $50.00 per hour.


                              Part IV

Item 13.
(a)  Exhibits

Articles and Bylaws

(3.1) Articles of Incorporation, by reference from the period ending December 1995.
(3.2)     Bylaws, by reference for the period ending December 1995.

Instruments Defining the Rights of Security Holders, Including Indentures

(4.1)     Promissory Note dated September 28, 1995 issued to
          Greg S. Carr incorporated by reference from 10-KSB for the period ending  December 31, 1995.
(4.2)     Promissory Note dated November 22, 1995 issued to
          Gary Keogh incorporated by reference from 10-KSB for the period ending December 31, 1995
(4.3)     Promissory Note dated January 28, 1997 issued to Gary Keogh.
(4.4)     Promissory Note dated November 20, 1996 issued to David Figueiredo.
(4.5)     Promissory Note dated March 26, 1997 issued to David Figueiredo.
(4.6)     Promissory Note dated March 26, 1997 issued to Dolores Davis.
(4.7)     Promissory Note dated January 30, 1997 issued to Caribou Capital.
(4.8)     Promissory Note dated February 14, 1997 issued to The Rockies Fund.
(4.9)     Promissory Note dated April 30, 1998 issued to The Rockies Fund.
(4.10)    Promissory Note dated January 1,1999 issued to The Rockies Fund.
(4.11)    Promissory Note dated January 8, 1996 issued to Texas
          Commerce Bank National Association.
(4.12)    Promissory Note dated February 6, 1996 issued to
          Texas Commerce Bank National Association.
(4.13)    Promissory Note dated June 6, 1996 issued to Texas
          Commerce Bank National Association.

Material Contracts

(10.1) Stock Option and Incentive Plan incorporated by reference from 10-KSB, December 1995.
(10.2)    William Chen License and Consulting Agreement.
(10.3)    Danro Ltd., Purchase Order, October 1, 1996.
(10.4)    Danro Ltd., Bill of Sale, October 1, 1996.
(10.5)    Danro Ltd., Agreement for Amendment to Purchase Order for
          Computer Equipment, December 5, 1996.
(10.6)    Danro Ltd., Equipment Rental Extension, February 5, 1997.
(10.7)    Trader Publications, General Security Agreement, December 19, 1996.
(10.8)    Trader Publications, Commercial Note, December 19, 1996.
(10.9)    Trader Publications, Letter of Intent to Purchase
          Assets of Kinetiks.com, Inc., November 27, 1996.
(10.10)   Trader Publications, Settlement Agreement and Release, May 18, 1997.
(10.11)   The Rockies Fund, Private Purchase of Stock, January 26, 1998.
(10.12) Gregory S. and Dyann L. Carr, Settlement Agreement with Kinetiks. com, Inc. and Amendment to Private Purchase of Stock, April 15, 1998.
(10.13)   Warrant Agreement, Amerifund, December 1, 1996.
(10.14)   Warrant Agreement, Robert R. Greer, October 31, 1996.
(10.15)   Option Agreement, Seaboard Securities, April 2, 1996.
(10.16)   Warrant Agreement, Sand Brothers, April 22, 1996.
(10.17)   Consulting Agreement, Gary E. Keough, November 24, 1995.

(27.1)    Financial Data Schedule

     1996

     November 12: Form 8-K filed noting that Sam Humphreys had resigned his position on the Board of Directors and that the Company had received notification from the SEC that its stock would no longer trade on the NASDAQ SmallCap market.

     December 27: Form 8-K filed noting that Gregory S. Carr had resigned as President and CEO of the Company and that Gregory S. and Dyann L Carr had retired 2,000,000 shares of stock. This 8-K also notes that the Board of Directors were granted voting control of an additional 1,000,000 shares of the founders' stock for a minimum period of six months.

     1997

     May 19: Form 8-K filed noting the Settlement Agreement with Trader Publications, Wildwood LLC, and Danro, Ltd.

     June 16: Form 8-K filed noting the resignation of the Company's independent auditors, Ernst & Young, LLP.

     1998

     June 18:  Form 8-K filed noting the hiring of Gerald R.
     Hendricks & Co., P.C., as the Company's independent auditor.



                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange
     Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                     Kinetiks.com, Inc.

     Date:  May 12, 1999             By:/s/Gregory S. Carr
                                           Gregory S. Carr, Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


     Date:  May 12, 1999             By:/s/Gregory S. Carr
                                           Gregory S. Carr, Secretary

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange
     Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                     Kinetiks.com, Inc.

     Date:  May 12, 1999             By:/s/Gregory S. Carr
                                           Gregory S. Carr, Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


     Date:  May 12, 1999             By:/s/Gregory S. Carr
                                           Gregory S. Carr, Secretary



                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange
     Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                     Kinetiks.com, Inc.

     Date:  May 12, 1999             By:/s/Gregory S. Carr
                                           Gregory S. Carr, Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


     Date:  May 12, 1999             By:/s/Gregory S. Carr
                                           Gregory S. Carr, Secretary