Form 10QSB
period 1999-06-30
KINETIKS COM INC
filed 1999-08-23
CIK 1001903

FORM 10-QSB

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

  [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1999

  [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE EXCHANGE ACT
          For the transition period from     to

               Commission file number 0-15415

                     KINETIKS.COM, INC.
   (Exact Name of Registrant as Specified in its Charter)


  Delaware                                 76-0478045
  (State or other jurisdiction of          IRS Employer
  incorporation or organization)           Identification Number

  c/o C. Garold Sims, 1775 Sherman Street, Suite 2015, Denver,CO 80203
                 (Address of Principal Offices)                (Zip Code)

  Registrant's telephone number, including area code: 303-830-6660

                             N/A
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 1999, 6,446,638 shares of Common Stock have been issued, 4,446,638 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [  ] No [X]



                                 INDEX


PART I.     FINANCIAL INFORMATION:

Item 1. Financial Statements

        Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998

        Statements of Operations for the Three Months Ended June 30, 1999 (unaudited) and June 30, 1998 (unaudited)

        Statements of Operations for the Six Months Ended June 30, 1999 (unaudited) and June 30, 1998 (unaudited)

        Statements of Cash Flows for the Six Months Ended June 30, 1999 (unaudited) and June 30, 1998 (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION:


PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

The financial statements included herein have been prepared by Kinetiks.com, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, its results of operations for the three month period ended June 30, 1999, its results of operations for the six month period ended June 30, 1999, and its cash flows for the six month period ended June 30, 1999. The Company's balance sheet as of December 31, 1998 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year.



                                       Kinetiks.com, Inc.
                                 (A Development Stage Company)
                                       Balance Sheet

                                  June 30,       December 31,
                                    1999            1998
                                 (unaudited)

  Assets

Current assets:
  Cash                                    0            169
Total Current assets                      0            169

                                          0            169

  Liabilities and Stockholders' (deficit)

Current liabilities:
  Judgments payable                  88,455        205,471
  Notes payable                      41,070        177,976
  Accounts payable                  432,464        862,531
  Accrued compensation               75,858        105,503
  Other accrued expenses             12,838         41,680
Total current liabilities           650,685      1,393,161


Stockholder's (deficit):
Preferred stock, $.001 par value,
 500,00 shares authorized;
 none issued                              0              0
Common stock, $.001 par value;
 20,000,000 shares authorized;
 6,446,638 issued;3,389,083
 outstanding as of December 31,
 1998, 4,446,638 outstanding
 as of June 30, 1999.                 6,448          5,390
Less, treasury stock                 (2,000)        (2,000)
Additional paid in capital        6,380,397      6,061,517
Deficit accumulated during
 develop stage                   (7,035,530)    (7,457,899)
Total stockholders' (deficit)      (650,685)    (1,392,992)

                                          0            169


                         See accompanying notes



                                                  Kinetiks.com, Inc.
                                            (A Development Stage Company)
                                              Statements of Operations

                                          For the three months ended June
                                              1999               1998
                                          (unaudited)         (unaudited)

Revenue:                                           0                   0

Operating expenses:
  General and administrative                 252,121              22,598

                                             252,121              22,598

Operating loss:                             (252,121)            (22,598)

Other income (expense):
  Interest expense                            (3,382)             (5,033)

Loss before extraordinary item:             (255,503)            (27,631)

Extraordinary gain related to
 extinguishment of debt                      714,880                   0

Net income:                                  459,377             (27,631)

Earnings per common share, basic:
  Loss from continuing operations              (0.07)              (0.01)
  Extraordinary items                           0.18                   0
Net income available to common stockholders     0.11               (0.01)

Earnings per common share, fully diluted:
  Loss from continuing operations              (0.05)                  0
  Extraordinary items                           0.15                   0
Net income available to common stockholders      .10                   0

Shares used in computing net gain per
 common and common equivalent share,
 weighted average, basic share
 computation                               3,929,529           3,389,083

Shares used in computing net gain per
 common and common equivalent share,
 weighted average, fully diluted
 computation                               4,737,573                   0


                          See accompanying notes



                                                 Kinetiks.com, Inc.
                                          (A Development Stage Company)
                                             Statements of Operations

                                        For the six months ended June 30,
                                            1999              1998
                                        (unaudited)        (unaudited)

Revenue:                                         0                 0

Operating expenses:
  General and administrative               284,508            25,652

                                           284,508            25,652

Operating loss:                           (284,508)          (25,652)

Other income (expense):
  Interest expense                          (8,003)          (12,179)

Loss before extraordinary item:           (292,511)          (37,851)

Extraordinary gain related to
 extinguishment of debt                    714,880                 0

Net income:                                422,369           (37,851)

Earnings per common share, basic:
  Loss from continuing operations            (0.08)            (0.01)
  Gain from extraordinary items               0.20               .00
Net income available to common
 stockholders                                  .12             (0.01)

Earnings per common share, fully diluted:
  Loss from continuing operations            (0.07)                0
  Extraordinary items                         0.16                 0
Net income available to common
 stockholders                                  .09                 0

Shares used in computing net (loss)
 per common and common equivalent share,
 weighted average, basic share
 computation                             3,663,585         3,389,083

Shares used in computing net gain per
 common and common equivalent share,
 weighted average, fully diluted
 computation                             4,354,317                 0

                          See accompanying notes



                                                    Kinetiks.com, Inc.
                                              (A Development Stage Company)
                                                   Cash Flow Statements

                                             For the six months ended June 30
                                                   1999              1998
                                                (unaudited)       (unaudited)

Operating Activities:

Net cash used in operating activities               (96,851)             (240)

Net cash provided by investing activities                 0                 0

Financing Activities:
  Proceeds from notes payable                        64,328               240
  Proceeds from stock issuance                       32,523                 0
Net cash provided by financing activities            96,851               240

Net change in cash                                     (169)                0

Cash at beginning                                       169                 0
Cash at end                                               0                 0


                              See Accompanying notes



                       Kinetiks.com, Inc.
                  Notes to Financial Statements
                     June 30,1999 (Unaudited)

1.   Earnings per share

The Company follows SFAS No. 128 when calculating earnings per share. This statement replaces the presentation of primary earnings or loss per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

2.   Commitments and Contingencies

Securities and Exchange Commission

Previously, the Company has failed to timely file the required Forms 10-KSB and 10-QSB as required by the Securities and Exchange Commission. The Company and its officers and former directors could be subject to certain fines and penalties from the SEC for its failure to timely file these reports. The Company cannot determine the effect, if any, that this uncertainty may have on its financial position. During the first quarter of 1999 the Company became current by filing its delinquent quarterly and annual reports.

3.   Notes Payables

Notes payable consists of the following as of: June 30,1999

Note payable, interest at 8%,
principal and interest due
April 1997, without collateral.       5,000

Note payable, business
development company, interest
at 8%, no stated repayment
terms, and without collateral        36,071

Total                            $   41,071


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

The Company borrowed $36,071 from The Rockies Fund, "a business development company," as defined by the Investment Company Act of 1940, during May and June of 1999. This note bears interest at 8%, has no stated repayments terms and is without collateral. No warrants were issued in relation to this note

As of June 1999, the president of The Rockies Fund, certain of his family members and other entities that are controlled by the president of the Fund, Inc. and his wife, own shares and warrants totaling 1,555,832 and 1,450,000, respectively. The shares owned represent approximately 35.8% of the outstanding shares of the Company. Of the shares owned, 900,000 shares were purchased at $.05 per share directly from the former president and vice president of the Company in private transactions and 522,332 shares of restricted common stock were issued in exchange for debt. All other stock was purchased on the open market.

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

During the first three months of fiscal 1999 the Company borrowed an additional $29,122 from The Rockies Fund, a business development company, according to the Investment Act of 1940. Then during the month of April, 1999 the Company borrowed an additional $8,156. All of these debts as well as the debt accumulated during 1997 and 1998 were forgiven in exchange for the issuance of 522,332 shares of restricted common stock. This transaction was executed on April 30, 1999.

4.   Sale of Stock

During the three months ended June 30, 1999, the Company sold in a private transaction to one accredited investor 505,316 restricted shares of its common stock for $34,323, or approximately $.06 per share. At the time of this private placement, the Company's stock was trading at approximately $.63 per share as quoted on the electronic bulletin board. The Company recorded the difference between the fair market value of the stock and the issuance of the shares as stock issuance expense and additional paid in capital in the amount of $ 212,653.

5.   Troubled Debt Restructuring

During the quarter ended June 30, 1999, the Company entered into various agreements with judgement creditors, unsecured creditors and former employees to restructure certain of its debts as follows:

      Creditor         Recorded       Cash         Fair     Gain on Debt
                        Amount   Consideration    Market   Restructuring
                                                 Value of
                                               Stock Issued
Judgment Creditors       146,080         13,878          0        132,202
Notes Payable            232,122          2,953     72,091        157,078
Former Employees          33,410          1,529      2,671         29,211
Accounts Payable         412,353         15,963          0        396,389
Total                    823,965         34,323     74,762        714,880


The Company recorded the gain on the debt restructuring in accordance with Statement of Financial Accounting Standards
No. 15 " Accounting by Debtors and Creditors for Troubled
Debt Restructuring." For payables settled for cash, the Company recorded the difference between the recorded amount of the payable and the cash payment as a gain on restructuring. For payables settled with the issuance of the Company $.001 par value common stock, the Company recorded the difference between the fair market value of the Company's restricted common stock granted and the recorded amount of the payable settled as a gain on restructuring. The Company issued 551,239 shares of its restricted common stock to settle certain payables.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the Financial Statements and Notes thereto appearing in Item 1.

                 Forward-Looking Statements

In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the success of the Company's efforts in identifying and entering into an agreement with an acquisition or merger candidate and in negotiating settlements with its judgment creditors and other claimants. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report. The Company undertakes no obligation to revise these forward-looking statements to reflect subsequent events or circumstances. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

                  Business Activities

During the quarter ended June 30, 1999 the Company had no business operations. Its activities were limited (1) to filing its delinquent SEC reports, and (2) negotiating compromised settlements with its creditors.

As a result of its negotiations with creditors, the Company settled for cash payments in the aggregate of $34,323, judgment debts of $146,080, accounts and other payables of $445,763 and unsecured debts and interest of $232,122. The Company obtained substantially all of the funds utilized to settle and discharge the judgments and other delinquent claims from the sale of 535,223 shares of its common stock to an accredited investor. In addition the Company settled with one creditor utilizing funds borrowed from The Rockies Fund, a business development company under the Investment Company Act of 1940 that owned beneficially approximately 35.8 percent of the outstanding shares of the Company. Finally, the Company issued 522,332 shares of common stock to The Rockies Fund in satisfaction of $130,198 of obligations due and payable as of April 30, 1999.

The Company continued its efforts to identify a merger or acquisition candidate utilizing funds and management services provided by The Rockies Fund. There is no agreement or other commitment requiring The Rockies Fund to finance any of those activities, the Company's business or its debt restructuring activities and no assurance can be given that The Rockies Fund will continue to provide funds to the Company for such activities.

The sole director of the Company, Gregory S. Carr, appointed two additional directors during the period covered by this report. They are Herbert G. Kanarick and Bradley-Alison Smith, both of whom are Certified Public Accountants. Mr. Kanarick is a partner in a public accounting firm and the president of a company not affiliated with the Company. Ms. Smith, acting as a consultant to the Company during the quarter covered by this report, has devoted substantially all of her time to negotiating the extinguishment of the Company's delinquent debt.
Ms. Smith is the daughter of Mr.Kanarick.

Results of Operations for the Three Months Ended June 30, 1999 as compared to the Three Months Ended June 30, 1998:

There were no business operations during either period.

Revenues:

Revenue for both three-month periods was zero.

Expenses:

Operating expenses increased from $22,598 to $252,121 due to an increase in professional expense and the expense related to the issuance of stock in exchange for the extinguishment of debt. The professional expenses were in relation to the completion of outstanding SEC quarterly and annual reports and their filing.

The Company incurred $3,382 in interest expense in relation to the two outstanding notes and debt that was extinguished during the quarter.

Based on the foregoing information, the Company recorded a loss prior to extraordinary items of $(255,503) versus a loss of $(27,631) one year ago. This represents a loss of $(.07) per share available to shareholders versus a $(.01) loss during the same period a year ago. The extraordinary items contributed $.18 per share causing basic net income to be $.11 per share. When fully diluted, net earnings per share is $.10.


Results of Operations for the Six Months Ended June 30, 1999 as compared to the Six Months Ended June 30, 1998:

There were no business operations during either period.

Revenues:

Revenue for both six-month periods was zero.

Expenses:

The operating loss increased from $(25,652) to $(284,508) during the six-month period. This represents a substantial increase in professional expenses and the expense related to the issuance of stock in exchange for the extinguishment of debt. Interest expense decreased from $12,179 to $8,003 due to the elimination of the debt, to which the interest was associated during the second quarter.

Management knows of no trends or uncertainties, other than those referred to within, that will have, or are reasonably likely to have, a material impact on the income and expenses of the Company.

Liquidity and Capital resources: June 30, 1999 as compared to December 31, 1998:

The Company has no assets as of the end of the period. The only source of cash that the Company presently has, is its largest investor, The Rockies Fund, Inc.

Current liabilities substantially decreased to $650,685 from $1,393,161 as of December 31, 1998. No new judgments have been filed.


PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

During 1997 and 1998, a number of the Company's vendors and former employees filed legal actions and obtained judgments against the Company. A number of claims were asserted not only against the Company, but also against Gregory S. Carr and Dyann Carr personally as guarantors of loans and lease obligations. The Company does not have any funds available to pay the judgments or claims that have not been satisfied.

No lawsuits were filed against the Company in the period covered by this report.

The Company settled unpaid judgments in the aggregate amount of $146,080. As of the end of June 30, 1999, the Company is subject to the following judgments:

    Judgment of $44,435 payable to Berger & Co., a temporary employment agency;

    Judgment of $26,865.11 payable to Staffware, Inc., a temporary employment agency;

    Judgment of $5,533.95 payable to Montgomery County, Texas, for property taxes;

    Judgment of $4,750 payable to SDX, Inc., a marketing firm;

    California Labor Commission's award of $6,870.93 payable to Hank Savage, a former employee.


Item 2.  Change in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         The following security was in default:

              Unsecured note payable,
              shareholder, interest at 8%,
              Principal and interest due
              April 1997.                   $5,000


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the shareholders during the period ended June 30, 1999.

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

KINETIKS.COM, INC.

Dated:         8/23/99           By:  /s/ Gregory S. Carr
                                          Gregory S. Carr, Secretary