Form 10QSB
period 1999-09-30
KINETIKS COM INC
filed 1999-11-22
CIK 1001903

FORM 10-QSB

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

  [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1999

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

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1999,5,000,000 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one) Yes [  ] No [X]



                                 INDEX


PART I.     FINANCIAL INFORMATION:

Item 1. Financial Statements

        Balance Sheets at September 30, 1999 (unaudited) and
        December 31, 1998

        Statements of Operations for the Three Months Ended
        September 30, 1999 (unaudited) and September 30, 1998 (unaudited)

        Statements of Operations for the Nine Months Ended
        September 30, 1999 (unaudited) and September 30, 1998 (unaudited)

        Statements of Cash Flows for the Nine Months Ended
        September 30, 1999 (unaudited) and September 30, 1998 (unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION:


PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements

The financial statements included herein have been prepared by Kinetiks.com, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the foregoing statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, its results of operations for the three month period ended September 30, 1999, its results of operations for the nine month period ended September 30, 1999, and its cash flows for the nine month period ended September 30, 1999. The Company's balance sheet as of December 31, 1998 included herein has been derived from the Company's audited financial statements as of that date included in the Company's annual report on Form 10-KSB. The results for these interim periods are not necessarily indicative of the results for the entire year.



                                       Kinetiks.com, Inc.
                                 (A Development Stage Company)
                                  Consolidated Balance Sheet

                                September 30,       December 31,
                                    1999               1998
                                 (unaudited)

  Assets

Current assets:
  Cash                                   96            169
Total Current assets                     96            169

                                         96            169

  Liabilities and Stockholders' (deficit)

Current liabilities:
  Judgments payable                  83,705        205,471
  Notes payable                           0        177,976
  Accounts payable                  319,322        862,531
  Accrued compensation               59,112        105,503
  Other accrued expenses                510         41,680
Total current liabilities           462,649      1,393,161


Stockholder's (deficit):
Preferred stock, $.001 par value,
 500,00 shares authorized;
 none issued                              0              0
Common stock, $.001 par value;
 20,000,000 shares authorized;
 3,389,083 outstanding as of
 December 31,1998, 7,000,000
 issued;5,000,000 outstanding
 as of September 30, 1999.            7,000          5,390
Less, treasury stock                 (2,000)        (2,000)
Additional paid in capital        6,842,185      6,061,517
Deficit accumulated during
 develop stage                   (7,309,738)    (7,457,899)
Total stockholders' (deficit)      (462,553)    (1,392,992)

                                         96            169


                         See accompanying notes



                                                  Kinetiks.com, Inc.
                                            (A Development Stage Company)
                                        Consolidated Statements of Operations

                                        For the three months ended September
                                              1999               1998
                                          (unaudited)         (unaudited)

Revenue:                                           0                   0

Operating expenses:
  General and administrative                 331,605              14,411

                                             331,605              14,411

Operating loss:                             (331,605)            (14,411)

Other income (expense):
  Interest expense                           (60,276)             (4,025)

Loss before extraordinary item:             (391,881)            (18,436)

Extraordinary gain related to
 extinguishment of debt                      207,342                   0

Extraordinary loss related to
 extinguishment of debt                      (89,669)                  0

Net loss:                                   (274,209)            (18,436)

Earnings per common share, basic:
  Loss from continuing operations              (0.02)              (0.01)
  Extraordinary items                           0.11                   0
Net income available to common stockholders     0.09               (0.01)

Shares used in computing net (loss)
 per common and common equivalent
 share, weighted average, basic share
 computation                               5,297,759                   0


                          See accompanying notes



                                                 Kinetiks.com, Inc.
                                          (A Development Stage Company)
                                       Consolidated Statements of Operations

                                     For the nine months ended September 30,
                                            1999              1998
                                        (unaudited)        (unaudited)

Revenue:                                         0                 0

Operating expenses:
  General and administrative               616,393            40,063

                                           616,393            40,063

Operating loss:                           (616,393)          (40,063)

Other income (expense):
  Interest expense                         (68,280)          (16,224)

Loss before extraordinary item:           (684,673)          (56,287)

Extraordinary gain related to
 extinguishment of debt                    922,222                 0

Extraordinary loss related to
 extinguishment of debt                    (89,669)                0

Net income:                                148,161           (56,287)

Earnings per common share, basic:
  Loss from continuing operations            (0.15)            (0.02)
  Gain from extraordinary items               0.18               .00
Net income available to common
 stockholders                                  .03             (0.02)

Earnings per common share, fully diluted:
  Loss from continuing operations            (0.13)                0
  Extraordinary items                         0.15                 0
Net income available to common
 stockholders                                  .02                 0

Shares used in computing net income
 per common and common equivalent share,
 weighted average, basic share
 computation                             4,654,482         3,389,083

Shares used in computing net income per
 common and common equivalent share,
 weighted average, fully diluted
 computation                             5,403,894                 0

                          See accompanying notes



                                                    Kinetiks.com, Inc.
                                              (A Development Stage Company)
                                            Consolidated Cash Flow Statements

                                          For the nine months ended September 30
                                                   1999              1998
                                                (unaudited)       (unaudited)

Operating Activities:

Net cash used in operating activities               (92,624)          (33,721)

Net cash provided by investing activities                 0                 0

Financing Activities:
  Proceeds from notes payable                        81,520            40,563
  Proceeds from stock issuance                       11,008                 0
  Repayment of notes                                      0            (6,700)
Net cash provided by financing activities            92,528            33,863

Net change in cash                                      (73)              142

Cash at beginning                                       169                 0
Cash at end                                              96               142


                              See Accompanying notes



                       Kinetiks.com, Inc.
                  Notes to Financial Statements
                   September 30,1999 (Unaudited)

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

3.   Notes Payables

In March 1997, the Company borrowed $5,000 from a shareholder and issued warrants to purchase 10,000 shares of the Company's common stock at $.25 per share. In April
1997, when the Company was unable to pay this note, the Company issued additional warrants to purchase 10,000 shares of the Company's common stock at $.25 per share. The exercise price of the warrants approximated the fair market value of the Company's stock on the dates of these grants. During the quarter that ended September 30, 1999 this note was converted into equity in the form of restricted common stock.

The Company borrowed $17,192 from The Rockies Fund, "a business development company," as defined by the Investment Company Act of 1940, during July, August and September of 1999. No warrants were issued in relation to this note. During the quarter ended September 30, 1999 this note was converted into equity in the form of restricted common stock.

As of September 1999, the president of The Rockies Fund, certain of his family members and other entities that are controlled by the president of the Fund, Inc. and his wife, own shares and warrants totaling 1,480,832 and 650,000, respectively.
The shares owned represent approximately 28.6% of the outstanding shares of the Company. Of the shares owned, 650,000 shares were purchased at $.05 per share directly from the former president and vice president of the Company in private transactions and 722,332 shares of restricted common stock were issued in exchange for debt. All other stock was purchased on the open market.

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

4.   Sale of Stock

During the three months ended September 30, 1999, the Company sold in a private transaction to one accredited investor 26,944 restricted shares of its common stock for $11,008, or approximately $.41 per share. At the time of this private placement, the Company's stock was trading at approximately $1.09 per share as quoted on the electronic bulletin board. The Company recorded the difference between the fair market value of the stock and the issuance of the shares as stock issuance expense and additional paid in capital in the amount of $ 10,981.

5.   Troubled Debt Restructuring

During the quarter ended September 30, 1999, the Company entered into various agreements with judgement creditors, unsecured creditors and former employees to restructure certain of its debts as follows:

      Creditor         Recorded       Cash         Fair     Gain on Debt
                        Amount   Consideration    Market   Restructuring
                                                 Value of
                                               Stock Issued
Judgment Creditors         4,750            500          0          4,250
Notes Payable             59,898              0    148,128        (85,713)
Former Employees          21,882          1,132        506         19,703
Accounts Payable         193,795          9,372      5,819        179,433


The Company recorded the gain on the debt restructuring in accordance with Statement of Financial Accounting Standards
No. 15 " Accounting by Debtors and Creditors for Troubled
Debt Restructuring." For payables settled for cash, the Company recorded the difference between the recorded amount of the payable and the cash payment as a gain on restructuring. For payables settled with the issuance of the Company $.001 par value common stock, the Company recorded the difference between the fair market value of the Company's restricted common stock granted and the recorded amount of the payable settled as a gain on restructuring. The Company issued 26,418 shares of its restricted common stock to settle certain payables.

6.   Subsidiary

During the quarter the Company formed a subsidiary, eLiner
Corporation.  The Company owns 100% of the outstanding stock.

7.   Susequent Events

On October 11, 1999 the Company's wholly owned subsidiary entered into an agreement and Plan of Merger to acquire by merger substantially all of the assets of Imagenuity, Inc., a Florida corporation. The Plan provides that the Registrant will issue to Jon V. Ludwig, the sole shareholder of Imagenuity, 10,000,000 shares of its $0.001 per value Common Stock and 250,000 shares of its Series A Preferred Convertible Stock, each share of which has the voting, dividend and liquidation rights of 50 shares of the Common Stock.
Subject to the satisfaction of certain conditions, including the successful completion of a private placement of 2,500,000 shares of the Company's stock for $1,000,000, the Merger will be effective as of November 1, 1999. Following the Merger, Mr.
Ludwig will own 75 percent of the issued and outstanding capital stock of Registrant.

Imagenuity, Inc., is an Internet consulting company that develops, installs and implements web-based applications for its customers. It has been operating under the trade name eLinear since May 1999. Imagenuity's principal office is situated in Westminster, Colorado.

Imagenuity transferred and assigned to Elinear
Corporation its computer equipment, proprietary software applications, and certain intangible property, all of which Elinear Corporation will continue to use in its business.

Imagenuity is a corporation that elected to be treated as an "S" corporation under the Internal Revenue Code of 1986 and files information returns with the Internal Revenue Service on a calendar-year basis. Effective the day before the parties executed the Plan of Merger, Imagenuity distributed $312,849 in cash and receivables to permit the current shareholder, and its prior shareholders, to pay income taxes attributable to Imagenuity's operations during the period January 1 through October 31, 1999.

Item 7.  Financial Statements and Exhibits.

The audited financial statements of Imagenuity for the fiscal years ended December 31, 1997, and December 31, 1998, and the unaudited financial statements for the interim periods that are required by Item 7(a) of Form 8-K will be filed as soon as available, but not later than December 24, 1999.

Registrant will file the pro forma financial information required by Article 11 of Regulation S-X as soon as available, but not later than December 24, 1999.


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

                  Business Activities

During the quarter ended September 30, 1999 the Company had no business operations. Its activities were limited to
(1) negotiating compromised settlements with its creditors, and (2) meeting with potential merger or acquistion candidates.

As a result of its negotiations with creditors, the Company settled for cash payments in the aggregate of $11,008, judgment debts of $4,750, accounts and other payables of $184,501. The Company obtained substantially all of the funds utilized to settle and discharge the judgments and other delinquent claims from the sale of 26,944 shares of its common stock to an accredited investor. In addition the Company settled with all unsecured debt holders by issuing 205,905 shares of restricted stock to Delores Davis and The Rockies Fund.

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

Results of Operations for the Three Months Ended September 30, 1999 as compared to the Three Months Ended September 30, 1998:

There were no business operations during either period.

Revenues:

Revenue for both three-month periods was zero.

Expenses:

Operating expenses increased from $14,411 to $331,605 due to multiple stock issuance expenses in relation to the issuance of restricted common stock.

The Company incurred $60,276 in interest expense in relation to the two outstanding notes and debt that was extinguished during the quarterand an adjustment in the amount of an account payable.

Based on the foregoing information, the Company recorded a loss of $(391,881) versus a loss of $(18,436) one year ago before the extraordinary items related to the extinguishment of debt. This represents a loss of $(.02) per share available to shareholders versus a $(.01) loss during the same period a year ago. The extraordinary items contributed $.11 per share causing basic net income to be $.09 per share.


Results of Operations for the Nine Months Ended September 30, 1999 as compared to the Nine Months Ended September 30, 1998:

There were no business operations during either period.

Revenues:

Revenue for both nine-month periods was zero.

Expenses:

The operating loss increased from $(56,287) to $(684,673) during the nine-month period. This represents a substantial increase in professional expenses and the expense related to the issuance of stock in exchange for the extinguishment of debt. Interest expense incresed from $16,224 to $68,280 mainly due to an adjustment in the amount of an account payable. Due to an extraordinary gain of $922,222 a net gain was produced in the amount of $148,161. Basic earnings per share were $.03, while fully diluted earnings per share were $.02.


Management knows of no trends or uncertainties, other than those referred to within, that will have, or are reasonably likely to have, a material impact on the income and expenses of the Company.

Liquidity and Capital resources: September 30, 1999 as compared to December 31, 1998:

The Company has virtually no assets as of the end of the period.
The only source of cash that the Company presently has, is its largest investor, The Rockies Fund, Inc.

Current liabilities substantially decreased to $462,649 from $1,393,161 as of December 31, 1998. No new judgments have been filed.


PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings

During 1997 and 1998, a number of the Company's vendors and former employees filed legal actions and obtained judgments against the Company. A number of claims were asserted not only against the Company, but also against Gregory S. Carr and Dyann Carr personally as guarantors of loans and lease obligations. The Company has not had any funds available to pay the judgements for claims that have not been satisfied. The 4,750.00 SDX judgement against the Company was extinugished during the quarter ended September 30, 1999.

No lawsuits were filed against the Company in the period covered by this report.

Item 2.  Change in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the shareholders during the period ended September 30, 1999.

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

KINETIKS.COM, INC.

Dated:         11/22/99           By:  /s/ Gregory S. Carr
                                          Gregory S. Carr, Secretary