Form 10KSB
period 1999-12-31
KINETIKS COM INC
filed 2000-04-14
CIK 1001903

FORM 10-KSB
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended December 31, 1999.

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            [NO FEE REQUIRED]

     For the transition period from _________ to  ____________.

                Commission file number 0-27418

                       KINETIKS.COM, INC.
     (Exact Name of Registrant as Specified in its Charter)

     Delaware                                 76-0478045
(State or other jurisdiction                  IRS Employer
of incorporation or organization)             Identification Number


              10055 Westmoor Drive, Westminster, CO   80021

         (Address of principal executive offices)  (Zip Code)

 Registrant's telephone number, including area code:  (303) 534-1408

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on
                                         which registered

      None                                     None

Securities registered pursuant to Section 12(g) of the Act:

                     Title of Each Class
                $.001 Par Value Common Stock

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for shorter period that the Registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
Yes [ X ]       No [  ]

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained
herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this
Form 10-K or any amendment to this form 10-K.     [X]

As of April 14, 2000, the market value of the Registrant's
$0.001 par value common stock, excluding shares held by affiliates, was $ 7,950,000 based on a closing bid price of $ 1.56 per share on the OTC Bulletin Board. There were 17,500,00 shares of common stock and 250,000 shares of preferred stock convertible into 12,500,000 shares of common stock outstanding as of December 31, 1999.



                 Forward-Looking Statements


In addition to historical information, this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

eLinear/Kinetiks.com 10KSB Filing for December 31, 1999


ITEM 1: DESCRIPTION OF BUSINESS


GENERAL


Kinetiks.com, Inc., is a development stage company that, since December 1999 has operated an Internet consulting business through its wholly owned subsidiary eLinear, Inc., a Colorado corporation, ("eLinear").

Kinetiks completed a Plan of Merger under which eLinear acquired by merger substantially all of the assets of Imagenuity, Inc., a Florida corporation. Kinetiks issued to Jon V. Ludwig, the sole shareholder of Imagenuity, 10,000,000 shares of its $0.001 par value Common Stock and 250,000 shares of its Series A Preferred Convertible Stock, each share of which has the voting, dividend and liquidation rights of 50 shares of the Common Stock. Effective as of the merger, Mr. Ludwig also was elected chairman of the board and appointed president of Kinetiks.

Prior to acquiring the business of Imagenuity, Kinetiks did not engage in any business activities except for negotiating and compromising debt and searching for a merger candidate. The Company's current headquarters are located at 10055 Westmoor Drive, Westminster, CO 80021 and the main telephone number is (303) 543-1408. The Company's Internet address is http://www.elinear.com. Its stock is traded on the OTC Bulletin Board under the symbol "KNET."


INTERNET INDUSTRY


The Internet is changing the way consumers and organizations communicate, share information and conduct business. Its initial use consisted of advertising and promotional websites that provided marketing material largely replicating traditional paper-based marketing messages in a static web page environment, sometimes referred to as brochure-ware. Businesses often relied on in-house personnel, Internet advertising firms, or web design companies to develop and deploy their websites.

This next generation of Internet business models involved the development and use of transactional websites presenting product information combined with advertising and marketing messages. Those sites provided basic features and processing capabilities with little or no integration with the business's technology systems. Moreover, a large number of those sites simply replicated traditional business models and functioned as additional distribution channels similar to a direct mail catalogue program.

A growing number of businesses are realizing that the Internet is transforming the way they compete, is forcing businesses to reevaluate their Internet strategies and, most importantly, review their entire operational models in order to integrate their business objectives more closely with their business processes and systems. The demand for an integrated service offering has led to the emergence of a new breed of third-party service providers that have the necessary expertise to integrate strategy, marketing and technology into a single, unified Internet solution. International Data Corp. estimates that the market for Internet professional services will grow from approximately $7.8 billion in 1998 to $78.6 billion in 2003.


Kinetiks' Internet Business


Kinetiks, through eLinear, sells Internet professional services to clients to align their personnel, processes and systems in an electronic enterprise. An electronic enterprise utilizes Internet-based technologies allowing clients to transact business, communicate information and share knowledge among employees, customers and suppliers.

eLinear delivers its services through a consulting model that it refers to as ROII-Return on Internet Investment. This entails analysis, design and support. During the Analysis phase, eLinear develops strategic plans for using the Internet and other technologies to address a client's business needs. eLinear conducts interviews with a client's managers and users to understand a client's business strategy, processes and expectations. Also included is an assessment of the client's web site. Current processes are mapped and alternatives are identified for improvements through Web-based applications. At the end of the analysis phase, eLinear develops a plan outlining an Internet strategy and assists the client in the identification, evaluation and selection of hardware and software to implement that strategy.

Design involves execution of plans developed in the Analysis phase. If requested by a client, eLinear will manage the implementation of all or portions of a plan. As part of its ROII program, eLinear develops and monitors controls to measure the impact of its plans on a client's operations.

The final phase, support, addresses an ongoing service relationship and the level of support clients will require going forward.

In addition to providing complete customer Internet applications, eLinear also markets services that solve specific business problems for clients. Those services are based on the "develop once, sell many" template driven approach. Typically, these services focus on the small to medium business market segment, but they may be scaled to meet the requirements of most businesses. These services include use of eLinear's proprietary "WebCAS" Website content management service, and "OnePlace," an information portal service.

WebCAS is a proprietary, subscription based Web application that allows non-technical personnel to develop and maintain pages on one or more Websites through a Web browser.
Product and marketing managers and other non-technical personnel may send requests for updates or new Web pages through an email implemented, approval process. After the document flows through the email driven approval process, updates are electronically published immediately on one or more corporate Websites. The WebCAS application also permits third parties to author material and route it for approval. This allows clients to engage third parties for such tasks as localizing the application to support specific languages or adding graphics and / or professional content authoring.

WebCAS is a customizable template. Approximately 80% of the application does not require customization; 20% is programmed to meet specific client requirements, depending on the clients budget and the requested applications.
eLinear also provides support services for WebCAS.

OnePlace is a proprietary, subscription based Web application that centralizes features such as electronic mail, timekeeping, expense reporting, client contact management, lead-tracking and project management into a single Web-based application interface. OnePlace integrates these critical business processes so information can flow more efficiently through the client organization. The OnePlace applications are sold a la carte. Clients may choose the number of applications they require, and pay a monthly service fee to utilize those applications through their Web browser. No desktop software installation or maintenance will be required.

OnePlace is also a customizable template. Approximately 70% of the application coding and development is complete for most clients. The remaining 30% of the application is customized to meet specific client requirements, depending on the clients' budget and the required applications. eLinear also provides support services for OnePlace.

Competition
The market for Internet professional services is intensely competitive and subject to rapid technological change.
eLinear competes with:

  1. other Internet professional service firms such as Appnet, USWeb / CKS, Viant and Scient

  2.   information technology consulting and integration firms
       (such as Anderson Consulting, IBM, Cambridge Technology
       Partners and Sapient)

  3. in-house technology and marketing departments of its clients, such as IBM, and potential clients.

eLinear believes that the principal competitive factors in the industry are:

  1. integrated Internet strategy, marketing and technology capabilities

  2.   reliability

  3.   offering superior client service

  4.   technology expertise and client industry knowledge

  5.   cost management / operational efficiency

  6.   referenceable customer base

There are relatively low barriers to entry into the Internet
professional services business.   Kinetiks expects that it
will face additional competition from new entrants that provide significant performance, price, creative or other advantages over those offered by eLinear. Many of these competitors have greater name recognition and resources than Kinetiks.

Kinetiks will attempt to diminish competitive pressures on eLinear by focusing on markets where Internet consulting and design penetration is low, but technology usage is high. Initially, those markets include Denver, Colorado, Charlotte, North Carolina, and Ft. Lauderdale, Florida. eLinear has established a client base in the Denver region, based primarily on the business it acquired in its merger with Imagenuity, Inc., and is pursuing plans to expand into other second tier markets through a combination of internal growth and acquisitions.


CUSTOMERS

eLinear derives a large percentage of its revenues from two clients. In 1999, eLinear's (and its predecessor Imagenuity) largest customer accounted for 58% of revenues, and its 2 largest clients accounted for 89% of revenues. The loss of any large client, in particular IBM, will, unless such loss is replaced by another larger client, have an adverse material impact on the Company's revenues and financial condition.


PROPRIETARY RIGHTS

Kinetiks' success depends entirely on eLinear's proprietary methodologies and software applications. Neither Kinetiks nor eLinear has any patents, copyrights, or trademarks.
They rely, instead, on laws protecting trade secrets, as well as non-disclosure and other contractual agreements to protect proprietary rights. There can be no guarantee that those laws, and the procedures initiated to protect its business, will prevent misappropriation of its proprietary software and web-site applications. In addition, those protections do not preclude competitors from developing products with similar features as those of eLinear.

Although Kinetiks believes eLinear's products and services are unique and do not infringe upon the proprietary rights of others, there can be no assurance that infringement claims will not be brought against eLinear and Kinetiks in the future. Any such claims could result in costly litigation or have a material adverse effect on Kinetiks' business, operating results and financial condition.


EMPLOYEES

As of December 31, 1999, Kinetiks and eLinear together had 12 full-time and 0 part-time employees. Of those employees, 10 full-time were in Consulting and Development, 2 full-time were in Sales and Marketing, and 0 full-time and 0 part-time were in Administration. None of eLinear's employees are covered by any collective bargaining agreements. Management believes that its relations with its employees are good and eLinear has not experienced any work stoppages attributable to employee disagreements.


ITEM 2: PROPERTIES

Kinetiks' principal offices are located in approximately 2774 square feet of leased office space in Westminster, Colorado. Imagenuity, Inc. entered into a lease agreement for this space in August 1, 1999 at a rate of $4737 per month. That space is adequate to meet its needs for the foreseeable future. However, management intends to move its executive offices to Tampa, Florida by April 1, 2000.


ITEM 3: LEGAL PROCEEDINGS

Kinetiks is not a party to any material legal proceedings. Prior to completing the merger of eLinear and Imagenuity, Inc., Imagenuity redeemed 125 shares of its stock from an officer, Chris Sweeney. Mr. Sweeney initiated an action in Florida against Imagenuity for alleged breach of his employment contract, which Imagenuity contends was terminable at will. eLinear has filed an action in Colorado requesting a declaration that Mr. Sweeney's rights as a shareholder of Imagenuity were terminated effective October 4, 1999. Jon V. Ludwig, the president and majority shareholder of Kinetiks has indemnified Kinetiks against all costs and losses arising from the Colorado and Florida actions.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Kinetiks did not hold any shareholders' meeting during 1999.

ITEM 5: MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Kinetiks' Common Stock trades on the electronic bulletin
board of the OTC market under the symbol "KNET". The
following table summarizes the reported high and low bid
prices for Kinetiks' Common Stock for each quarter within
the last two years.
                             Bid                   Ask
Sales Price:             High   Low            High   Low

          1998Q1         0.06   0.06          0.06    0.06
          1998Q2         0.06   0.05          0.06    0.05
          1998Q3         0.09   0.05          0.09    0.05
          1998Q4         0.20   0.06          0.20    0.06
          1999Q1         0.16   0.11          0.18    0.11
          1999Q2         0.94   0.14          0.90    0.14
          1999Q3         1.09   0.27          1.13    0.26
          1999Q4         5.00   1.00          5.00    1.06

As of February 29, 2000, based on information received from Kinetiks' transfer agent, the number of shareholders of record were 109. There was one holder of Series A Preferred
Stock, Jon V. Ludwig, who is the president and chairman of the board.

Dividend Policy

Kinetiks has never paid cash dividends on its common stock and there is no prospect that it will pay dividends.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

     Merger Agreement

         In October 1999, Imagenuity, Inc. ("Imagenuity") executed an Agreement and Plan of Merger (the "Plan") with Kinetiks.com, Inc. ("Kinetiks") and Kinetiks' wholly owned subsidiary Elinear Corporation. The Plan was subject to Kinetiks successfully completing a private placement in the amount of $1,000,000 from the sale of 2,500,000 shares of Kinetiks common stock, the execution of an Inducement Agreement whereby two shareholders of Kinetiks were to deliver a written indemnity by which these two shareholders assumed and agreed to hold Kinetiks, Elinear and the Company and their officers, directors and shareholders harmless from Kinetiks liabilities, and due diligence. Additionally, the Plan required that the sole shareholder of the Company indemnify Kinetiks and Elinear from and against any and all loss, liability, damage and expense suffered or incurred by Kinetiks or Elinear resulting from or arising out of the defense of the threatened action by a former shareholder of the Company. In satisfaction of the requirement, the sole shareholder of Imagenuity delivered to Kinetiks and Elinear an Indemnification and Pledge Agreement covering 4,500,000 shares of stock.

         The requirements of the Plan were satisfied on December 9, 1999; accordingly, the Company was entitled to receive 22,500,000 shares of Kinetiks common stock. Because the authorized number of common shares of Kinetiks was insufficient to satisfy the number of shares to be issued to the sole shareholder of Imagenuity, Kinetiks issued 10,000,000 shares of its common stock and 250,000 shares of its preferred stock, that is convertible into 12,500,000 shares of its common stock.

         The Plan also provided that since Imagenuity was an S corporation for income tax purposes, the sole shareholder of Imagenuity was entitled to receive distributions of approximately $315,000, to satisfy the income taxes that would be allocated to this shareholder. The Company paid this shareholder approximately $ 144,000 in October 1999, and paid the remaining portion in the amount of approximately $ 171,000 in February 2000.

         This reorganization has been accounted for as though it were a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetiks. Accordingly, since Imagenuity is the surviving entity in the reorganization, the financial statements presented herein are those of Imagenuity.

         Upon the completion of the merger, Imagenuity terminated its S corporation status for income tax purposes. The Company has present proforma income expense in the consolidated statement of operations which presents the income tax expense that would have been recorded had the Company not been a pass through entity for income tax purposes. The income tax effects for the period from December 9, 1999 through December 31, 1999 are not material to the consolidated financial statements taken as a whole.



Results of Operations

Period ended December 31, 1997 compared to 1998

Total revenue increased $423,090 or 2,099% to $443,240 in 1998. The Company commenced operations on October 20, 1997. During this period, the Company's revenues were primarily derived from technical training classes the Company conducted through one of its former divisions, Tech Instruct. Essentially, all the Company's revenues were derived from one customer. During the latter part of 1998, the Company decided to change its business focus from training activities to Internet web based consulting, design and technology services. Approximately $80,000 of the Company's revenue in 1998 consisted of consulting services

Operating expense increased by $215,014 or 4,414% from $4,871 in 1997. The increase was largely comprised of increases in wages and benefits ($121,274), professional services, consisting primarily of contract labor ($40,433), and travel and entertainment ($22,705), which the Company incurred in the delivery of its training programs.

Income from operations increased $208,076 or 1,362% from $15,279 in 1997, that was largely due to a full year of operations in 1998.

Proforma income tax expense was $77,223 in 1998 compared to $0 in 1997. Since the Company was an S corporation for income tax purposes, no income tax expense was recorded on the Company's financial statements. However, proforma income tax expense is presented in the consolidated financial statements to display the amount of income tax expense that the Company would have recorded had it been a tax paying entity instead of a pass through entity for income tax purposes.

Proforma net income was $143,278 in 1998 compared to $15,279 in 1997. This reflects a full year of operations in 1998.

Year ended December 31, 1999 compared to 1998

Total revenue increased $318,060 or 72%, to $761,300 from $443,240 in 1998. The Company's revenues were comprised of Internet web based consulting fess of approximately $593,000 (78%) and technical training fees of approximately $168,000 (22%). The revenue percentages reflect the Company's change in focus to Internet web based consulting that was initiated during the latter part of 1998. The Company's revenues during 1999 were again primarily derived from one customer.

Operating expenses increased by $262,622 or 119% from 1998. The increase was largely comprised of wages and benefits ($184,443, an increase of 152% from 1998), sales and marketing ($30,548, and increase of 1,518% from 1998), rent ($18,016, an increase of 77% from 1998) and telephone ($8,064, an increase of 55% from 1998). The increase in operating expenses reflects increased costs necessary to sustain the increase in revenues.

Income from operations increased $55,438 or 25% to $278,793 from $223,355 in 1998. Income from operations as a percentage of revenue decreased to 37% in 1999 from 50% in 1998. This decrease in profit margin is primarily due to increased expenses associated with the Company change in revenue mix from technical training to Internet web based consulting. Operating profits also were impacted by additional employees that the Company added to enable the Company to deliver its consulting services.

Proforma income tax expense was $102,454 in 1998 compared to $77,223 in 1997. Since the Company was an S corporation for income tax purposes, no income tax expense was recorded on the Company's financial statements. However, proforma income tax expense is presented in the consolidated financial statements in order to display the amount of income tax expense that the Company would have recorded had it been a tax paying entity instead of a pass through entity for income tax purposes.

Proforma net income was $179,390 in 1999 compared to $143,278 in 1998.

Management believes that inflation has not had a material impact on the Company's results of operations.

Liquidity and Capital Resources

The Company currently derives essentially all of its revenues from a single client. The loss of this client might have an adverse material impact on the financial condition of the Company. The Company is implementing strategies and hiring additional employees in order to diversify the client base, both geographically and by industry, to minimize the risks associated with the concentration of revenues with one client. There can be no assurances, however, that these efforts will be successful. Revenues and earnings may also fluctuate based on the number and size of projects undertaken at the Company during any period of time. Additionally, the Company is actively pursuing merger candidates that can compliment the services presently provided by the Company. The Company believes that it will need additional equity capital or debt financing in order to complete any merger or acquisition.

Cash and cash equivalents as of December 31, 1999 were $939,493 and $36,269 in 1998. In connection with the merger with Kinetiks in December 1999, the Company received net proceeds from the private placement in the amount of $957,705. The Company has funded its operations from the cash flows generated from operations and the issuance of equity securities.

For the period ended December 31, 1998, cash provided by operating activities was $199,619. The Company purchased property and equipment in the amount of $7,373 and made distributions to the S corporation stockholders in the amount of $138,000.

For the year ended December 31 1999, cash provided by operating activities was $360,551. The Company purchased property and equipment and other assets in the amount of $41,193, repurchased 625 shares of its common stock in the amount of $38,279, and made distributions to S corporation stockholders in the amount of $335,560.

         On April 12, 2000, the Company entered into a Letter of Agreement for a Private Equity Line (the "Agreement") of Common Stock with Swartz Private Equity ("Swartz"). The Agreement provides that Swartz, upon satisfactory completion of due diligence and the execution of a definitive agreement, shall make a firm commitment to purchase shares of the Company's common stock in a private placement at a purchase price equal to 92% of the market price, as defined, and resell these shares under a qualified prospectus. Subject to an effective registration statement and for a period of three years, the Company, in its sole discretion, has the right to "put" common stock to Swartz, subject to certain restrictions relating to trading volume and pricing criteria. The Company may not put more than $2 million of common stock to Swartz at any given time. For each "put," Swartz shall receive an amount of warrants equal to 10% of the number of shares purchased, exercisable at a price equal to 110% of the market price of each "put."

         As compensation to enter into the Agreement, the Company granted Swartz a warrant to purchase 612,000 shares of the Company's common stock that expire in 2005. Of these warrants, 204,000 are exercisable upon the completion of due diligence, 204,000 are exercisable upon the completion of a definitive agreement, and 204,000 are exercisable upon the sooner of six months from the date of the Agreement or upon the effectiveness of a registration statement. The exercise price is equal to the lesser of the lowest closing bid price for five days prior to the execution of the Agreement or the lowest bid price for five trading days prior to the execution of the definitive agreement. There can be no assurances, however, that the Company will be successful in negotiating a definitive agreement with Swartz or successful in filing a registration statement.

Management expects that its current working capital will be sufficient to cover operating activities, excluding acquisitions, during the next year. There can be no assurance, however, that cash generated from operating activities will be sufficient to cover the current operating activities of the Company


Year 2000  Readiness

The Company is dependent on numerous systems that could be affected by Year 2000 related problems, including internal hardware and software systems, communications networks, hardware and software systems of customers and suppliers, and non-information technology systems such as utilities.

The Company completed a Year 2000 readiness plan that included review of internal systems and the services provided by the Company. In addition, contingency plans were developed to address any problems that may arise as a result of Year 2000 malfunctions.

To date, including January 1, 2000, we have not encountered any material Year 2000 problems with our internal hardware and software systems and internal non-information technology systems. We have not experienced any material problems resulting from the systems of third parties with which we do business. We also have no knowledge of any material Year 2000 problems in any of the services we have provided or implemented for our clients. There can be no assurance that any Year 2000 related problems will not arise in the future, and the future occurrence of any such problems could have a material adverse impact on our results of operations and financial condition.

New Accounting Pronouncements

In fiscal year 2001, the Company plans to adopt SFAS No. 133, Accounting for Derivative Instruments in Hedging Activities. Management of the Company believes that the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.


ITEM 7: FINANCIAL STATEMENTS



                  INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Imagenuity, Inc. d/b/a eLinear

We have audited the accompanying consolidated balance sheet of Imagenuity, Inc. d/b/a eLinear as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the years in the two year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imagenuity, Inc. d/b/a eLinear as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1999, in conformity with generally accepted accounting principles.




March 16, 2000, expect for Note 8, the date of which is April 12, 2000
Westminster, Colorado



                   IMAGENUITY, INC.
                    d/b/a eLINEAR
              CONSOLIDATED BALANCE SHEET
                  December 31, 1999


          ASSETS



Current assets:
  Cash and cash equivalents                               939,493
  Accounts receivable, no allowance
    deemed necessary                                       32,490
  Advances to employees                                     3,000

      Total current assets                                974,983

Property and equipment, net                                38,423
Other assets                                                7,547

      Total assets                                      1,020,953

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         38,384
  Accrued liabilities                                       8,956
  Deferred income                                           9,250

      Total current liabilities                            56,590

Commitments                                                     0

Stockholders' equity:
  Preferred stock; $.001 par value; 500,000 shares
    authorized; 250,000 shares outstanding                    250
  Common stock; $.001 par value; 20,000,000 shares
    authorized; 17,500,000 outstanding                     17,500
  Additional paid in capital                              948,650
  Accumulated deficit                                      (2,037)

      Total stockholders' equity                          964,363

      Total liabilities and stockholders' equity        1,020,953




The accompanying notes are an integral part of these financial statements.




                     IMAGENUITY, INC.
                      d/b/a eLINEAR
          CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Year Ended
                                        December 31,
                                      1999       1998

Net revenues                        761,300     443,240

Operating expenses:
  Wages and benefits                305,717     121,274
  Professional services              21,533      41,724
  Travel and entertainment           40,964      22,705
  Rent                               23,429       5,413
  Sales and marketing                32,582       2,034
  Stock compensation expense          8,320           0
  Telephone                          14,565       6,501
  Depreciation                        4,413       2,880
  Other                              30,984      17,354

      Total operating expenses      482,507     219,885

      Income from operations        278,793     223,355

Other income (expense):
  Interest income                     5,259         624
  Other expense                      (2,208)     (3,478)

      Income before proforma
       income tax                   281,844     220,501
      Proforma income tax expense  (102,454)    (77,223)

      Proforma net income           179,390     143,278

Proforma basic earnings per share      0.01        0.01

Proforma diluted earnings per share    0.01           0

Weighted average shares outstanding:

  Basic                          26,774,013  26,774,013

  Diluted                        28,715,263  28,715,263




The accompanying notes are an integral part of these financial statements.



                                      IMAGENUITY, INC.
                                       d/b/a eLINEAR
                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             Additional
                          Common           Preferred         Paid In   Retained
                          Shares   Amount  Shares    Amount  Capital   Earnings   Total

Balance,January 1,1997      1,000    1,000      0        0        0     6,832     7,832

Distribution to "S"
  corporation stockholders      0        0      0        0        0  (138,000) (138,000)

Net income for the year         0        0      0        0        0   220,501   220,501

Balance,December 31,1998    1,000    1,000      0        0        0    89,333    90,333

Compensation expense on
  issuance of common stock    125      125      0        0    8,195         0     8,320

Purchase and retirement of
  common stock               (625)    (625)     0        0        0   (37,654)  (38,279)

Issuance of stock in a
  private placement, net
  of offering costs of
  $42,294               2,500,000    2,500      0        0  955,205         0   957,705

Shares issued for
  reorganization       14,999,500   14,500 250,000     250  (14,750)        0         0

Distribution to "S"
  corporation stockholders      0        0      0        0        0  (335,560) (335,560)


Net income for the period       0        0      0        0        0   281,844   281,844

Balance,Dec 31,1999    17,500,000   17,500 250,000     250  948,650    (2,037)  964,363



The accompanying notes are an integral part of these financial statements.



                              IMAGENUITY, INC.
                               d/b/a eLINEAR
                    CONSOLIDATED STATEMENT OF CASH FLOWS


                                                     Year Ended
                                                     December 31,
                                                  1999         1998


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     281,844     220,501
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation                                 4,413       2,880
      Compensation expense on employee
        arrangement                                8.230           0
      Changes in operating assets and liabilities:
        Accounts receivable                       34,816     (46,194)
        Advances to employees                     (3,000)          0
        Accounts payable                          29,872       8,512
        Accrued expenses                          (4,964)     13,920
        Deferred income                            9,250           0
                                                  78,707     (20,882)
          Net cash provided by operating
            activities                           360,551     199,619

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (33,646)     (7,373)
  Increase in other assets                        (7,547)           0

          Net cash used in investing activities  (41,193)     (7,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on line of credit      69,000           0
  Payments on borrowings on line of credit       (69,000)          0
  Checks written in excess of bank balance           0       (18,391)
  Sale of common stock,net of offering costs     957,705           0
  Distributions to "S" corporation stockholders (335,560)   (138,000)
  Purchase and retirement of common stock        (38,279)          0

          Net cash provided by (used in)
            financing activities                 583,866    (156,391)

Net increase in cash and cash equivalents        903,224      35,855
Cash and cash equivalents at beginning of
  year                                            36,269         414
Cash and cash equivalents at end
  of year                                        939,493      36,269


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest                           1,327           0
  Cash received for interest                      (5,259)          0

SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING TRANSACTIONS

  Shares issued in reorganization                 14,750           0




The accompanying notes are an integral part of these consolidated financial statements



                        IMAGENUITY, INC.
                          d/b/a eLinear
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Description of Business and Significant Accounting Policies

         Inagenuity, Inc. (the "Company") is a leading Internet professional services firm providing strategic consulting, creative design,technology services, and training to companies seeking to capitalize on the Internet. The Company's current customers are based in the United States. Historically, the Company's revenues have been derived primarily from one customer.

       Reorganization

         On December 9, 1999, the Company completed a reorganization with Kinetiks.com, Inc. ("Kinetiks") and its wholly owned subsidiary, Elinear Corporation ("Elinear"). In conjunction therewith, Kinetiks issued 10,000,000 shares of its common stock and 250,000 shares of its preferred stock that is convertible into 12,500,000 shares of its common stock for all of the issued and outstanding common shares of the Company. This reorganization has been accounted for as though it were a recapitalization of the Company and a sale of shares by the Company in exchange for the net assets of Kinetiks.

       Principle of Consolidation

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary. The subsidiary has no operations.

       Cash and Cash Equivalents

         The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

       Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All of the Company's cash equivalents are held at high credit quality financial institutions. Accounts receivables are typically unsecured and are derived from revenues earned primarily from one client located in the United States. The Company performs ongoing credit evaluations of its client's financial condition and maintains reserves for potential credit losses based upon the expected collectibility of total accounts receivable. To date, losses resulting from uncollectible receivables have not exceeded management's expectations.

       Fair Value of Financial Instruments

         Financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash and cash equivalents, accounts receivables and accounts payable. Fair values are based on quoted market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk.

       Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three years.


1.    Description of Business and Significant Accounting Policies, continued

       Stock-Based Compensation

         The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees." Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant.

       Revenue Recognition

         Substantially all of the Company's revenues are derived from professional services that are generally provided to clients on a fixed-price, fixed-time basis. Revenues on fixed-price engagements are recognized using the percentage of completion method (based on the ratio of costs incurred to the total estimated project cost at completion). Unbilled receivables represent revenue recognized in advance of amounts billed. Billings received in advance of services performed are recorded as deferred revenues. Provisions for estimated losses on contracts are made during the period in which such losses become probable and can be reasonably estimated. To date, such losses have not been significant. The Company reports revenues net of reimbursable expenses that are billed to and collected from clients.

       Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

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

       Per Share Amounts

         Earnings per share represents the net income available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if securities to issue common stock were exercised or converted into common stock.

       Comprehensive Income

         The Company follows Statement of Financial Accounting Standards No. 130, `"Reporting Comprehensive Income." FAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. For all periods presented, there were no differences between reported net income and comprehensive income.



2.    Property and Equipment

         Property and equipment consist of the following:

                                                         December 31,
                                                            1999
    Computer equipment                                     43,275
    Equipment                                               2,716
                                                           45,991
    Less:  accumulated depreciation                        (7,568)

                                                           38,423


Depreciation expense was $4,413 and $2,880 for the years ended
December 31, 1999 and 1998, respectively.


3.    Credit Facilities

         In April 1999, the Company secured a credit facility with a bank that provided for borrowings of up to $50,000. Borrowings under the credit facilities bore interest at the bank's prime rate plus 2.25%. The credit facility was secured by substantially all of the Company's assets and was repaid in December 1999.

         In November 1999, the Company secured an additional credit facility with a bank that provided for borrowings of up to $20,000. Borrowings under the line of credit bore interest at the bank's prime rate plus 2.25%. The credit facility was secured by essentially all of the Company's assets, and was repaid in December 1999.

         Interest expense incurred pursuant to these credit facilities was $1,327 for the year ended December 31, 1999.

4.    Lease Commitment

         The Company leases office facilities for its corporate operations conducted in Colorado under an operating lease that expires in January 2002. The Company is required to make monthly payments of $4,737, which includes the Company's proportionate share of operating expenses. Additionally, during the year ended December 31, 1999, the Company leased temporary office space on a month-to-month basis prior to relocating to its corporate offices. Rent expense was $23,429 and $5,413 for the years ended December 31, 1999 and 1998, respectively.

         Minimum future lease commitments under the noncancelable
operating lease are $56,844,     $56,844, and $4,737 for the
years ending December 31, 2000, 2001 and 2002, respectively.


5.     Common Stock

         In October 1997, the Company issued 1,000 shares of its common stock to two individuals for cash in the aggregate amount of $1,000.

         On March 1, 1999, the Company repurchased and retired
500 shares of its common stock by paying cash in the amount of $
33,279.

         In May 1999, the Company issued to an individual 125 shares of its common stock in connection with an employment agreement (the"Agreement"). The Company received no consideration for the issuance of these shares. The Board of Directors determined that the value of these shares would be equivalent to the value of the shares purchased by the Company in March 1999. Accordingly, the Company recorded $ 8,320 as stock issuance expense and additional paid in capital. In October 1999, Imagenuity and this employee severed their relationship and Imagenuity purchased and retired these shares for $ 5,000. This amount was returned to the Company and is included in the accompanying financial statements in accrued liabilities. Prior to the closing of the merger transaction described in Note 6, the former shareholder threatened to bring an action against Imagenuity, and in December 1999 filed suit against the Company. (See Note 7)

         In August 1995, the Company approved a stock option plan under which up to 1,000,000 shares of the Company's common stock could be issued. In June 1996, the stockholders approved an amendment to the plan increasing the Company's total common stock shares available under the plan to 1,600,000. Incentive and nonqualified stock options may be granted to employees, directors, and consultants of the Company. Incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the stock's fair market value at the time of grant. Nonqualified stock options may be granted at an exercise price determined by the Company. The stock option activity under this plan is as follows:


                                                            Option price
                                                Options       Per Share

        Balance, January 1, 1997                495,500    $.50 to $7.00
        Granted                                       0             0.00
        Forfeited                               (53,000)   $.50 to $3.69
        Balance, December 31, 1998              442,500    $.50 to $7.00
        Granted                                  70,000             1.00
        Forfeited                              (151,250)   $.50 to $7.00
        Balance, December 31, 1999              361,250   $1.00 to $6.50



As of December 31, 1999, 361,250 shares were exercisable and 1,238,750 options are available for future grants. The options are generally exercisable for up to ten years following the date of grant.

         In connection with various consulting and financing arrangements, the Company has issued warrants to purchase the Company's common stock at prices that range from $.25 per share to the lesser of $1.25 per share or a 15% discount to the closing bid price of the Company's stock price on the date of exercise. The warrants are generally exercisable for a ten-year period and provide for "piggy-back" registration rights for the underlying shares at the request of the majority of the warrant holders. Outstanding warrants were 1,895,000 and 2,195,000 at December 31, 1999 and 1998, respectively.


6.     Merger Agreement

         In October 1999, Imagenuity executed an Agreement and Plan of Merger (the "Plan") with Kinetiks and Kinetiks' wholly owned subsidiary Elinear Corporation. The Plan was subject to Kinetiks successfully completing a private placement in the amount of $1,000,000 from the sale of 2,500,000 shares of Kinetiks common stock, the execution of an Inducement Agreement whereby two shareholders of Kinetiks were to deliver a written indemnity by which these two shareholders assumed and agreed to hold Kinetiks, Elinear and the Company and their officers, directors and shareholders harmless from Kinetiks liabilities, and due diligence. Additionally, the Plan required that the sole shareholder of the Company indemnify Kinetiks and Elinear from and against any and all loss, liability, damage and expense suffered or incurred by Kinetiks or Elinear resulting from or arising out of the defense of the threatened action by a former shareholder of the Company. In satisfaction of the requirement, the sole shareholder of Imagenuity delivered to Kinetiks and Elinear an Indemnification and Pledge Agreement covering 4,500,000 shares of stock.

         The requirements of the Plan were satisfied on December 9, 1999, and the company received net proceeds from the private placement in the amount of $957,705; accordingly, the Company was entitled to receive 22,500,000 shares of Kinetiks common stock. Because the authorized number of common shares of Kinetiks was insufficient to satisfy the number of shares to be issued to the sole shareholder of Imagenuity, Kinetiks issued 10,000,000 shares of its common stock and 250,000 shares of its preferred stock, that is convertible into 12,500,000 shares of its common stock.

         The Plan also provided that since Imagenuity was an S corporation for income tax purposes, the sole shareholder of Imagenuity was entitled to receive distributions of approximately $315,000, to satisfy the income taxes that would be allocated to this shareholder. The Company paid this shareholder approximately $ 144,000 in October 1999, and paid the remaining portion in the amount of approximately $ 171,000 in February 2000.

         Upon the completion of the merger, the Company terminated its S corporation status for income tax purposes. The Company has presented proforma income expense in the consolidated statement of operations which presents the income tax expense that would have been recorded had the Company not been a pass through entity for income tax purposes. The income tax effects for the period from December 9, 1999 through December 31, 1999 are not material to the consolidated financial statements taken as a whole.

7.     Litigation

         As discussed in Note 5, a former shareholder filed a lawsuit against the Company alleging breach of his employment agreement and filed suit against Kinetiks alleging breach of its fiduciary obligation to deliver the proportionate number of shares that the former shareholder claims is due to him pursuant to the merger with Kinetiks. The lawsuit demands judgment against Imagenuity and Kinetiks that would require Imagenuity and Kinetiks to deliver to the former shareholder 20% of the issued and outstanding shares of stock of Imagenuity or its equivalent in shares of Kinetiks. The Company has filed an action against the former shareholder requesting a declaratory judgment that the former shareholder's interest in Imagenuity was terminated effective October 4, 1999. The Company believes that the former shareholder's action is without merit and plans to vigorously defend itself.
The Company believes that should it be unsuccessful in defending itself, an unfavorable outcome would not have a material impact on the financial statements taken as a whole.


8.    Subsequent Events

       Stock Option Plan

         On March 31, 2000, the Company's board of directors approved the 2000 Stock Option Plan (the "Plan") under which up to 4,000,000 shares of the Company's common stock may be issued. Under the Plan, incentive and nonqualified stock options may be granted to employees, directors, and consultants of the Company. Incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the stock's fair market value at the time of grant. Nonqualified stock options may be granted at an exercise price determined by the Company. Pursuant to this plan, the Company granted 1,400,000 incentive stock options and 296,000 nonqualified stock options to various employees, directors and consultants. The options generally vest over a four-year period and expire ten years from the date of grant. The exercise price of the options granted was $1.97, which approximated the fair market value at the date of grant.

         Additionally on March 31, 2000, the Company granted 3,600,000 nonqualified options to two employees not pursuant to
any plan.   These options vest of over a one-year period and
expire ten years from the date of grant. The exercise price of these options was $1.97, which approximated the fair market value at the date of grant.

       Financing Arrangement

         On April 12, 2000, the Company entered into a Letter of Agreement for a Private Equity Line (the "Agreement") of Common Stock with Swartz Private Equity ("Swartz"). The Agreement provides that Swartz, upon satisfactory completion of due diligence and the execution of a definitive agreement, shall make a firm commitment to purchase shares of the Company's common stock in a private placement at a purchase price equal to 92% of the market price, as defined, and resell these shares under a qualified prospectus. Subject to an effective registration statement and for a period of three years, the Company, in its sole discretion, has the right to "put" common stock to Swartz, subject to certain restrictions relating to trading volume and pricing criteria. The Company may not put more than $2 million of common stock to Swartz at any given time. For each "put," Swartz shall receive an amount of warrants equal to 10% of the number of shares purchased, exercisable at a price equal to 110% of the market price of each "put."

         As compensation to enter into the Agreement, the Company granted Swartz a warrant to purchase 612,000 shares of the Company's common stock that expire in 2005. Of these warrants, 204,000 are exercisable upon the completion of due diligence, 204,000 are exercisable upon the completion of a definitive agreement, and 204,000 are exercisable upon the sooner of six months from the date of the Agreement or upon the effectiveness of a registration statement. The exercise price is equal to the lesser of the lowest closing bid price for five days prior to the execution of the Agreement or the lowest bid price for five trading days prior to the execution of the definitive agreement.

         There can be no assurances that the company will successfully negotiate a definitive agreement or complete a Registration Statement.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There have been no changes in Kinetiks' principal independent accountant in the prior two years. However, upon Kinetiks' moving its executive offices to Florida, it intends to recommend to the shareholders that they approve the appointment of an independent accountant with offices in Florida.


ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed by April 30, 2000.


ITEM 10: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed by April 30, 2000.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed by April 30, 2000.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed by April 30, 2000.


ITEM 13: EXHIBITS

         NONE


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  IMAGENUITY, INC. d/b/a eLinear



Date:             4/14/00         By:/s/ Jon V. Ludwig
                                         Jon V. Ludwig,President



                                  By:/s/Paul Thomas
                                        Paul Thomas, Chief Financial Officer