Form 10KSB/A
period 1999-12-31
KINETIKS COM INC
filed 2000-05-01
CIK 1001903

                                 FORM 10-KSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                   [ ] TRANSITION REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _________ TO ____________.

                         COMMISSION FILE NUMBER 0-27418


                               KINETIKS.COM, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


           DELAWARE                                             76-0478045
---------------------------------                         ---------------------
  (STATE OR OTHER JURISDICTION                                 IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER


 10055 WESTMOOR DRIVE, WESTMINSTER, CO                             80021
----------------------------------------                        ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 534-1408
                                                        ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                             NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS            WHICH REGISTERED
                  -------------------        ------------------------
                        NONE                           NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                              TITLE OF EACH CLASS
                          ----------------------------
                          $.001 PAR VALUE COMMON STOCK


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         State the issuer's revenues for its most recent year end: $761,300.

         As of April 14, 2000, the market value of the Registrant's $0.001 par value common stock, excluding shares held by affiliates, was $7,950,000 based on a closing bid price of $1.56 per share on the OTC Bulletin Board. There were 17,500,000 shares of common stock and 250,000 shares of preferred stock convertible into 12,500,000 shares of common stock outstanding as of December 31, 1999.

                           FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of Kinetiks.com, Inc. (the "Company"). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names and ages of the Directors and executive officers of Kinetiks.com, Inc. ("the Company") and the positions they hold with the Company. Directors hold their positions until the next annual meeting of stockholders and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. Executive officers serve at the pleasure of the Board of Directors.


          NAME              AGE                            POSITION
          ----              ---                            --------
Jon V. Ludwig...............28     Chairman of the Board, President and Chief Executive Officer
M. Jay Vickers..............31     Chief Operating Officer
Paul Thomas.................30     Chief Financial Officer
Paul Piciocchi..............30     Executive Vice President of Mergers and Acquisitions and
                                   Director
William J. Daughton.........55     Director
David C. Hardwicke..........62     Director

---------------

         JON V. LUDWIG, CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Ludwig has served as President and Chief Executive Officer of the Company since November 1, 1999 and as Chairman of the Board since December, 1999. He founded Imagenuity, Inc. in October 1997 and served as its President and Chief Executive Officer from its inception until completion of the merger in December, 1999. From November, 1996 to October, 1997, he was employed by CGI Systems, Inc., a national computer software application training company, as a Certified Lotus Instructor and Special Project Manager. From 1994 to November, 1996, he was employed by Productivity Point International, a national computer software application training company, as a Certified Lotus Instructor and Technical Sales Specialist.

         JAY VICKERS, CHIEF OPERATING OFFICER. Mr. Vickers has served as Chief Operating Officer of the Company since January 3, 2000. From 1992 to 1997, he co-owned and operated the Florida franchise group of Productivity Point International. Following the sale of Productivity Point International's Florida franchise group to Knowledge Universe in 1997, and through 1999, Mr. Vickers served as Regional Vice President of Productivity Point International.

         PAUL THOMAS, CHIEF FINANCIAL OFFICER. Mr. Thomas has served as Chief Financial Officer of the Company since March, 2000. From June, 1997 to February, 2000, Mr. Thomas was employed by Fannie Mae in Washington, D.C., where he was Director of Credit Portfolio Transactions. From 1996 to 1997, Mr. Thomas was an Asset and Liability Manager at GE Capital Mortgage Services. Prior to 1996, Mr. Thomas was an Assistant Vice President at Chase Manhattan Mortgage. Mr. Thomas is a Chartered Financial Analyst (CFA), and a member of both the Association for Investment Management and Research and the Washington Society of Investment Analysts.

         PAUL PICIOCCHI, EXECUTIVE VICE PRESIDENT OF MERGERS AND ACQUISITIONS AND DIRECTOR. Mr. Piciocchi has served as Executive Vice President of Mergers and Acquisitions and Director of the Company since December, 1999. He currently also serves as the CEO of TechTrainUSA, a technology training company he founded in 1999, and Piciocchi Investments, a real estate holding management company. From 1992 to 1997, he co-owned and operated the Florida franchise group of Productivity Point International. Following the sale of Productivity Point International's Florida franchise group to Knowledge Universe in 1997, and through 1999, Mr. Piciocchi served as Regional General Manager-Conversion Specialist of Productivity Point International.

         WILLIAM J. DAUGHTON, DIRECTOR. Mr. Daughton has served as Director of the Company since December, 1999. Since 1994, Mr. Daughton has served as the Director of the Lockheed-Martin Program of Engineering Management at the University of Colorado. Prior to 1994, he was employed by Texas Instruments as a senior scientist. Mr. Daughton received a Ph.D. in Applied Physics from the University of Missouri in 1973.

         DAVID C. HARDWICKE, DIRECTOR. Mr. Hardwicke has served as Director of the Company since January 11, 2000. For the last six years, Mr. Hardwicke has served as Global Account Manager for StorageTek, a preeminent provider of network computing storage.

FAMILY RELATIONSHIPS

         Mr. Vickers is the brother in law of Mr. Ludwig.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and stockholders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon representations made by its directors, officers and stockholders of more than 10% of the Company's Common Stock and a review of forms, reports and certificates furnished to the Company by such persons, all such reports were filed on a timely basis during 1999.

ITEM 10: EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLE

         The following table sets forth the annual compensation for services to the Company, for the years ended December 31, 1999, 1998 and 1997, provided by
(i) Mr. Ludwig, the current Chief Executive Officer of the Company and (ii) Mr. Gregory S. Carr, the Chief Executive Officer of the Company prior to the Imagenuity merger in December, 1999. No executive officer of the Company received compensation exceeding $100,000 during 1999.

                           SUMMARY COMPENSATION TABLE

                                                                      Annual
                                                                   Compensation
                      Name and                                     ------------
                 Principal Position                    Year           Salary
                 ------------------                    ----           ------

Jon V. Ludwig, Chairman of the Board, President and    1997             NA
     Chief Executive Officer (1)                       1998             NA
                                                       1999          $12,500

Gregory S. Carr, Chief Executive Officer (2)           1997             $0
                                                       1998             $0
                                                       1999             $0

---------------

(1) Mr. Ludwig was appointed as President and Chief Executive Officer of the Company on November 1, 1999. He was not an employee of the Company, and received no compensation from the Company, prior to that date.

(2) Mr. Carr resigned as Chief Executive Officer when Mr. Ludwig was retained. Mr. Carr received no compensation for his service as Chief Executive Officer during 1997, 1998 and 1999.

EMPLOYMENT AGREEMENTS

         Mr. Ludwig has entered into an employment agreement with the Company (the "Employment Agreement"), effective as of November 1, 1999, pursuant to which he has agreed to serve as the Company's Chief Executive Officer and President. The Employment Agreement provides that, during the first year of employment, Mr. Ludwig shall be paid an annual salary of $75,000. Mr. Ludwig's compensation in subsequent years shall be established by the board of directors from time to time. The employment agreement is terminable at will upon 90-day's written notice by either party and is subject to automatic one-year renewals, unless either party provides the other party with written notice of termination.

COMPENSATION TO OUTSIDE DIRECTORS

         The members of the Company's Board of Directors did not receive any cash compensation for their services as directors although they were reimbursed for out-of-pocket expenses in attending Board of Directors' meetings.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2000, information as to the beneficial ownership of the Company's voting securities by (i) each person known to the Company as having beneficial ownership of more than 5% of the Company's voting securities, (ii) each person serving the Company as a Director on such date, (iii) each person serving the Company as an executive officer on such date who qualifies as a "named executive officer" as defined in
Item 402(a)(2) of Regulation S-B under the Securities Exchange Act of 1934, and
(iv) all of the Directors and executive officers of the Company as a group.

                                                                                                         Percentage
                                            Number of Shares      Percentage     Number of Shares of    of Preferred
                                             of Common Stock    of Common Stock    Preferred Stock         Stock
           Name and Address(1)             Beneficially Owned   Outstanding(2)    Beneficially Owned   Outstanding(3)
------------------------------------------ -------------------- ---------------- --------------------- ---------------
SECURITY OWNERSHIP OF OFFICERS AND
DIRECTORS:

Jon V. Ludwig..............................    10,000,000              57%               250,000            100%
Paul Piciocchi.............................       750,000               4%                     0              0%
William J. Daughton........................             0               0                      0              0%
David C. Hardwicke(4)......................        18,500               *                      0              0%
Gregory S. Carr(5).........................       284,000               2%                     0              0%

Officers and Directors as a Group
(7 persons)................................    11,030,000              63%               250,000            100%

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS:

The Rockies Fund, Inc.(6) .................     1,845,323              11%                     0              0%

---------------

*    Less than one percent

(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 10055 Westmoor Drive, Westminister, CO 80021.

(2) Unless otherwise noted, each person has voting and investment power with respect to all such shares. The share data is based on 17,450,000 shares of Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) Based on 250,000 shares of Series A Preferred Stock outstanding. The shares of Series A Preferred Stock are immediately convertible into 12,500,000 shares of the Common Stock of the Company.

(4) Does not include 6,500 shares owned beneficially by Jean Hardwicke, Mr. Hardwicke's wife, as to which shares Mr. Hardwicke disclaims beneficial ownership.

(5)  The address of Mr. Carr is 4906 Pine Garden, Kingwood, TX 77345.

(6) To the Company's knowledge, the shares listed as owned by The Rockies Fund, Inc. are owned either directly or indirectly through subsidiaries and affiliates of The Rockies Fund, Inc. including without limitation Marco Foods, WebQuest, Inc. and R.V. Holiday.com, Inc. The address for The Rockies Fund is 5373 North Union Boulevard, Suite 100, Colorado Springs, Colorado 80198.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 26, 1998, Mr. and Ms. Carr entered into an agreement with The Rockies Fund ("the Fund"), a stockholder of the Company, whereby the Carrs agreed to sell up to 2,900,000 shares of their stock to the Fund at the rate of $0.05 per share. As of May 5, 1999, the Fund, Mr. Calandrella, the president of the Fund, certain of his family members, and other entities that are controlled by the Fund, own a total of 1,845,323 shares of the Company's Common Stock. The shares owned represent approximately 11% of the outstanding shares of Common Stock of the Company.

         In February 1997 and during 1998, the Company borrowed $25,000 and $61,476, respectively, from the Fund, a shareholder which is a "business development company" under the Investment Company Act of 1940. The $25,000 note bears interest at 10% (default rate 18%) and was due March 21, 1997. Pursuant to the note agreement, the Company issued warrants to purchase 50,000 shares of its Common Stock at $.25 per share to the Fund. Additionally, the note agreement requires the Company to issue to the Fund 50,000 warrants monthly for every month that the note is in default. As of May 5, 1999, the Company had granted 1,350,000 warrants to the Fund. The $61,476 note bears interest at 8% and has no specific repayment terms. No warrants were issued pursuant to the $61,476 note payable. Subsequent to December 31, 1998, the Company also borrowed approximately $29,000 from the Fund. The note issued in connection with this borrowing bears interest at 8%, has no stated repayments terms and is without collateral.

         Mr. Carr advanced funds to the Company to fund its operating and start-up expenses. In connection with this loan, the Company issued a note to Mr. Carr which bore interest at 9% per annum and matured in January 1997. In January 1997, when the Company was unable to pay this note, Mr. Carr accepted as partial payment the Company's automobile. The net book value of the automobile approximated $21,000, which Mr. Carr and the Company believed to be the automobile's estimated fair market value. During the year ended December 31, 1997, the Company reduced the principal amount owed to the shareholder officer by $18,756, which represented personal charges made by Mr. Carr on the Company's credit card. In addition to the remaining unpaid principal and interest pursuant to the note payable to Mr. Carr, the Company owed Mr. Carr and his wife, who was previously an officer and director of the Company, accrued wages and unreimbursed expenses in the amount of $64,960 and $4,061, respectively. In April 1998, the Company and Mr. Carr and his wife entered into a settlement agreement, pursuant to which the Carrs agreed to accept a cash payment in the amount of $6,700 to settle all outstanding claims and to contribute the remaining balances, in the amount of $250,245, as additional paid in capital to the Company.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (2) Agreement and Plan of Merger, dated October 11, 1999, between the Company, Elinear Corporation and Imagenuity, Inc. -- incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Commission on October 25, 1999

         (3)(i) Articles of Incorporation of Kinetiks.com, Inc. -- incorporated herein by reference from the Company's Form 10-KSB for the period ending December 31, 1995

         (3)(ii) By-laws of Kinetiks.com Inc. -- incorporated herein by reference from the Company's Form 10-KSB for the period ending December 31, 1995

         (10) Employment Agreement between the Company and Jon Ludwig dated December, 1999

         (21) Subsidiaries of the Company

         (27) Financial Data Schedule (previously filed with the Company's Form 10-KSB on April 14, 2000)

(b)      Reports on Form 8-K

         The Company filed a Form 8-K with the Commission on October 25, 1999 in which it reported under Item 2 that it had entered into an Agreement and Plan of Merger, dated October 11, 1999, pursuant to which Imagenuity, Inc., a Florida corporation, would be merged with and into the Company's wholly-owned subsidiary, Elinear Corporation.

         The Company filed an amendment to its prior Form 8-K on December 21, 1999 in which it reported that the conditions to the Imagenuity merger had been satisfied.

         The Company filed a Form 8-K with the Commission on February 7, 2000 in which it filed, in connection with the Imagenuity merger: (a) the Report of Independent Certified Public Accountants; the audited Balance Sheets as of December 31, 1998, 1997; the audited Statements of Operations for the period October 20, 1997 (inception) through December 31, 1997 and for the year ended December 31,1998; the audited statements of Stockholder's Equity for the period October 20, 1997 (inception) through December 31, 1997 and for the year ended December 31, 1998; and the audited Statements of Cash Flows for the period October 20, 1997 (inception) through December 31, 1998 and for the year ended December 31, 1998, of Imagenuity, Inc. d/b/a eLinear, together with the notes thereto; and (b) the unaudited Proforma Combined Condensed Financial Information of Kinetiks.com, Inc. and subsidiary and Imagenuity, Inc. d/b/a eLinear, consisting of the unaudited proforma combined, condensed Balance
Sheet for Kinetiks.com, Inc. and subsidiary and Imagenuity, Inc. d/b/a eLinear as of October 31, 1999; unaudited proforma combined, condensed Statements of Operations for Kinetiks.com, Inc. and subsidiary and Imagenuity, Inc. d/b/a eLinear, for the year ended December 31, 1998 and the ten-month period ended October 31, 1999 with adjustments.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               KINETIKS.COM, INC.


                                               By: /s/ Jon V. Ludwig
                                                   -----------------------------
                                               Jon V. Ludwig, President and
                                               Chief Executive Officer

Dated: 4/30/00

                                  EXHIBIT INDEX

         (2) Agreement and Plan of Merger, dated October 11, 1999, between the Company, Elinear Corporation and Imagenuity, Inc. -- incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Commission on October 25, 1999
         (3)(i) Articles of Incorporation of Kinetiks.com, Inc. -- incorporated herein by reference from the Company Form 10-KSB for the period ending December 31, 1995
         (3)(ii) By-laws of Kinetiks.com Inc. -- incorporated herein by reference from the Company Form 10-KSB for the period ending December 31, 1995
         (10) Employment Agreement between the Company and Jon Ludwig dated December, 1999
         (21)     Subsidiaries of the Company
         (27) Financial Data Schedule (previously filed with the Company's Form 10-KSB on April 14, 2000)