Form 10QSB
period 2000-03-31
KINETIKS COM INC
filed 2000-05-15
CIK 1001903

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the quarterly period ended March 31, 2000.

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


                              10055 Westmoor Drive
                             Westminster, CO 80021

               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (813) 637-3591

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 11, 2000, the market value of the Registrant's $0.001 par value common stock, excluding shares held by affiliates, was $6,065,000 based on a closing bid price of $1.19 per share on the OTC Bulletin Board. There were 17,500,000 shares of common stock and 250,000 shares of preferred stock convertible into 12,500,000 shares of common stock outstanding as of March 31, 2000 and May 11, 2000.

                                     INDEX


Part I.  Financial Information*

   Item 1.        Condensed Financial Statements (Unaudited)

                  Balance Sheets                                              2

                  Statements of Operations                                    3

                  Statement of Stockholders' Equity                           4

                  Statements of Cash Flows                                    5

                  Notes to Condensed Financial Statements
                  (Unaudited)                                                 6

    Item 2.       Management's Discussion and Analysis or Plan
                  Operation                                                   9

Part II. Other Information

    Item 1.       Legal Proceedings                                          10
    Item 2.       Changes in Securities                                      11
    Item 3.       Defaults Upon Senior Securities                            11
    Item 4.       Submission of Matters to a Vote of Security Holders        11
    Item 5.       Other Information                                          11
    Item 6.       Exhibits and Reports on Form 8-K                           11


* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

ITEM 1: FINANCIAL STATEMENTS


                              Elinear Corporation
                                and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             MARCH 31,
                                                                               2000          DECEMBER 31,
                                                                            (Unaudited)          1999
                                                                            -----------      ------------
Current assets:
  Cash and cash equivalents                                                    601,160           939,493
  Accounts receivable                                                          270,605            32,490
  Advances to employees                                                          1,500             3,000

      Total current assets                                                     873,265           974,983

Property and equipment, net                                                    119,548            38,423
Other assets                                                                     7,547             7,547

      Total assets                                                           1,000,360         1,020,953

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              10,867            38,384
  Accrued liabilities                                                           55,659             8,956
  Deferred income                                                                   --             9,250

      Total current liabilities                                                 66,526            56,590

Commitments                                                                         --                --

Stockholders' equity:
  Preferred stock; $.001 par value; 500,000 shares
    authorized; 250,000 shares outstanding                                         250               250
  Common stock; $.001 par value; 20,000,000 shares
    authorized; 17,500,000 outstanding                                          17,500            17,500
  Additional paid in capital                                                   948,650           948,650
  Accumulated deficit                                                          (32,566)           (2,037)

      Total stockholders' equity                                               933,834           964,363

      Total liabilities and stockholders' equity                             1,000,360         1,020,953


The accompanying notes are an integral part of these consolidated financial statements.

                              Elinear Corporation
                                and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                               2000                1999
                                                                             ---------           --------
Net revenues                                                                   354,559           179,800

Operating expenses:
  Wages and benefits                                                           208,520            40,571
  Professional services                                                         25,259               950
  Travel and entertainment                                                      24,966            11,521
  Rent                                                                          24,316             1,199
  Sales and marketing                                                           70,395               532
  Insurance                                                                      8,218               245
  Telephone                                                                      7,036             3,705
  Depreciation                                                                   5,489                --
  Other                                                                         16,620             2,918

      Total operating expenses                                                 390,819            61,641

      Income (loss) from operations                                            (36,260)          118,159

Other income (expense):
  Interest income                                                                5,559                --
  Other income (expense)                                                           172              (783)

      Income (loss) before income taxes or
       proforma income tax                                                     (30,529)          117,376
      Income taxes (Proforma income tax expense)                                    --           (42,255)

(Net loss) proforma net income                                                 (30,529)           75,121

Basic and fully diluted earnings (loss)
  per share (proforma for 1999)                                                     --                --

Weighted average shares outstanding:

  Basic                                                                     30,000,000        26,774,013

  Fully diluted                                                             31,941,251        28,715,263



The accompanying notes are an integral part of these consolidated financial statements.

                              Elinear Corporation
                                and Subsidiaries
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                       ADDITIONAL   RETAINED
                        COMMON                  PREFERRED                PAID IN    EARNINGS
                        SHARES        AMOUNT      SHARES      AMOUNT     CAPITAL    (DEFICIT)     TOTAL
                        ------        ------    ---------     ------   ----------  ---------     -----

Balance,
  Jan 1,2000          17,500,000      17,500      250,000      250      948,650       (2,037)       964,363

Net loss for the
  Period                       0           0            0        0            0      (30,529)       (30,529)
Balance,
  Mar 31, 2000        17,500,000      17,500      250,000      250      948,650      (32,566)       933,834




The accompanying notes are an integral part of these consolidated financial statements.

                              Elinear Corporation
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                        2000               1999
                                                                     ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   (30,529)             75,121
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation                                                      5,489                  --
      Changes in operating assets and liabilities:
        Accounts receivable                                           (67,115)           (166,410)
        Advances to employees                                           1,500                  --
        Accounts payable                                              (27,517)             (5,912)
        Accrued expenses                                               46,703              33,872
        Deferred income                                                (9,250)             70,000
                                                                      (50,190)            (68,450)
          Net cash provided by (used in) operating
            activities                                                (80,719)              6,671

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (86,614)             (1,126)

          Net cash used in investing activities                       (86,614)             (1,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to "S" corporation stockholders                             --              (1,000)
  Payment on due to stockholders                                     (171,000)                 --

          Net cash used in financing activities                      (171,000)             (1,000)

Net increase in cash and cash equivalents                            (338,333)              4,545
Cash and cash equivalents at beginning of
  period                                                              939,493              36,269
Cash and cash equivalents at end of period                            601,160              40,814


The accompanying notes are an integral part of these consolidated financial statements

                              Elinear Corporation
                                and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1999.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented have been included. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results for a full year.

3.       Background of company and basis of presentation

         In October 1999, Imagenuity, Inc. ("Imagenuity") executed an Agreement and Plan of Merger (the "Plan") with Kinetiks.com, Inc. ("Kinetiks") and Kinetiks' wholly owned subsidiary Elinear Corporation ("Elinear"). The Plan was subject to Kinetiks successfully completing a private placement in the amount of $1,000,000 from the sale of 2,500,000 shares of Kinetiks common stock, the execution of an Inducement Agreement whereby two shareholders of Kinetiks were to deliver a written indemnity by which these two shareholders assumed and agreed to hold Kinetiks, Elinear and Imagenuity and their officers, directors and shareholders harmless from Kinetiks liabilities, and due diligence. Additionally, the Plan required that the sole shareholder of Imagenuity indemnify Kinetiks and Elinear from and against any and all loss, liability, damage and expense suffered or incurred by Kinetiks or Elinear resulting from or arising out of the defense of the threatened action by a former shareholder of Imagenuity. In satisfaction of the requirement, the sole shareholder of Imagenuity delivered to Kinetiks and Elinear an Indemnification and Pledge Agreement covering 4,500,000 shares of stock.

         The requirements of the Plan were satisfied on December 9, 1999; accordingly, the sole shareholder of Imagenuity was entitled to receive 22,500,000 shares of Kinetiks common stock. Because the authorized number of common shares of Kinetiks was insufficient to satisfy the number of shares to be issued to the sole shareholder of Imagenuity, Kinetiks issued 10,000,000 shares of its common stock and 250,000 shares of its preferred stock to the sole shareholder, which shares of preferred stock are convertible into 12,500,000 shares of Kinetiks common stock.

         The Plan also provided that since Imagenuity was an S corporation for income tax purposes, the sole shareholder of Imagenuity was entitled to receive distributions of approximately $315,000, to satisfy the income taxes that would be allocated to this shareholder. Kinetics paid this shareholder approximately $144,000 in October 1999, and paid the remaining portion in the amount of approximately $171,000 in February 2000.

         Generally accepted accounting principles state that presumptive evidence of the acquiring corporation in combinations effected by an exchange of stock is obtained by identifying the former common shareholder interest of a combining company which either retains or receives the larger portion of the voting rights in the combined corporation. That corporation should be treated as the acquirer unless other evidence clearly indicates that another corporation is the acquirer. As the former sole shareholder of Imagenuity held the larger portion of the voting rights of the combined corporation, the transaction has been recorded as a reverse acquisition with Imagenuity as the accounting acquirer. In a reverse acquisition, the accounting acquirer is treated as the surviving entity, even though the registrant's legal existence does not change. The accounting acquirer treats the merger as a purchase acquisition. As a result, the Merger has been recorded using the historical cost basis for the assets and liabilities of Imagenuity, as adjusted, and the estimated fair value of Kinetiks and its subsidiary's assets and liabilities.

         On December 9, 2000, Imagenuity was merged with and into Elinear with Elinear being the surviving entity. As such, the accompanying financial statements are described as those of Elinear Corporation and include the accounts of the former Imagenuity and Kinetiks and its subsidiary (Elinear). All intercompany accounts and transactions have been eliminated.

         Upon the completion of the merger, Imagenuity terminated its S corporation status for income tax purposes. The accompanying 1999 financial statements include proforma income tax expense in the statement of operations which presents the income tax expense that would have been recorded had Imagenuity not been a pass through entity for income tax purposes.

4.       Major customer information:

         During the period ended March 31, 2000, Elinear generated revenues from two customers that represented 51% and 40% of total sales, respectively. One customer comprised 100% of revenues for the period ended March 31, 1999.

5.       Litigation

         A former employee of Imagenuity filed a lawsuit against Imagenuity alleging breach of his employment agreement and filed suit against Kinetiks alleging breach of its fiduciary obligation to deliver the proportionate number of shares that the former employee claims is due to him pursuant to the merger with Kinetiks. The lawsuit demands judgment against Imagenuity and Kinetiks that would require Imagenuity and Kinetiks to deliver to the former employee 20% of the issued and outstanding shares of stock of Imagenuity or its equivalent in shares of Kinetiks. Elinear has filed an action against the former employee requesting a declaratory judgment that the former employee's interest in Imagenuity was terminated effective October 4, 1999. Elinear believes that the former employee's action is without merit and plans to vigorously defend itself. Elinear believes that should it be unsuccessful in defending itself, an unfavorable outcome would not have a material impact on the financial statements taken as a whole.

6.       Stock Option Plan

         On March 31, 2000, Kinetiks' board of directors approved the 2000 Stock Option Plan (the "Plan") under which up to 4,000,000 shares of Kinetiks' common stock may be issued. Under the Plan, incentive and nonqualified stock options may be granted to employees, directors, and consultants of Kinetiks. Incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Kinetiks' common stock at the time of grant) of the stock's fair market value at the time of grant. Nonqualified stock options may be granted at an exercise price determined by Kinetiks.


7.       Subsequent events:

         Financing Arrangement

         On April 12, 2000, Kinetiks entered into a Letter of Agreement for a Private Equity Line (the "Agreement") of Common Stock with Swartz Private Equity ("Swartz"). The Agreement provides that Swartz, upon satisfactory completion of due diligence and the execution of a definitive agreement, shall make a firm commitment to purchase shares of Kinetiks' common stock in a private placement at a purchase price equal to 92% of the market price, as defined, and resell these shares under a qualified prospectus. Subject to an effective registration statement and for a period of three years, Kinetiks, in its sole discretion, has the right to "put" common stock to Swartz, subject to certain restrictions relating to trading volume and pricing criteria. Kinetiks may not put more than $2 million of common stock to Swartz at any given time. For each "put," Swartz shall receive an amount of warrants equal to 10% of the number of shares purchased, exercisable at a price equal to 110% of the market price of each "put."

         As compensation to enter into the Agreement, Kinetiks will grant Swartz a warrant to purchase 612,000 shares of the Kinetiks' common stock that expire in 2005. Of these warrants, 204,000 are exercisable upon the completion of due diligence, 204,000 are exercisable upon the completion of a definitive agreement, and 204,000 are exercisable upon the sooner of six months from the date of the Agreement or upon the effectiveness of a registration statement. The exercise price is equal to the lesser of the lowest closing bid price for five days prior to the execution of the Agreement or the lowest bid price for five trading days prior to the execution of the definitive agreement.

         This Agreement is subject to various contingencies. There can be no assurances that Kinetiks will successfully negotiate a definitive agreement or complete the required registration statement.


         Grants of Stock Options

         Pursuant to the Plan discussed in Note 6, during April 2000, Kinetiks granted 1,400,000 incentive stock options and 300,000 nonqualified stock options to various employees, directors and consultants. The options generally vest over a four-year period and expire ten years from the date of grant. The exercise price of the options granted was $1.97, which approximated the fair market value at the date of grant.

         Additionally in April 2000, Kinetiks granted 3,800,000 nonqualified options to employees not pursuant to any stock option plan. These options vest of over a one-year period and expire ten years from the date of grant. The exercise price of these options was $1.97, which approximated the fair market value at the date of grant.


         Pending Acquisition

         On May 1, 2000, eLinear reached a tentative agreement to acquire Genesys Development Corporation, a full service internet consulting firm based in Louisville, Kentucky. This transaction is subject to certain conditions, including the obtaining of satisfactory financing by Kinetiks.com of the cash portion of the purchase price and satisfactory due diligence by eLinear's accounting and legal teams.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

Kinetiks, through its wholly-owned subsidiary eLinear, sells Internet professional services to clients to align their personnel, processes and systems in an electronic enterprise. An electronic enterprise utilizes Internet-based technologies allowing clients to transact business, communicate information and share knowledge among employees, customers and suppliers.

We deliver our services through a consulting model that we refer to as ROII-Return on Internet Investment. This entails analysis, design and support of clients' strategic plans and business needs as they relate to electronic commerce. In addition to providing complete customer Internet applications, we also market services that solve specific business problems for clients. Those services are based on the "develop once, sell many" template driven approach. Typically, these services focus on the small to medium business market segment, but they may be scaled to meet the requirements of most businesses. These services include use of our proprietary "WebCAS" Website content management service, and "OnePlace," an information portal service.

Results of Operations:

Revenues: Revenue for the three months ended March 31, 2000 increased $174,759 to $354,559 from $179,800 for the three months ended March 31, 1999. This increase reflects increases in both the size and number of client projects.

Operating Expense: Operating Expenses for the three months ended March 31, 2000 increased $329,356 to $390,819 from $61,463 for the three months ended March 31, 1999. The increase in operating expenses was due primarily to increases in headcount, sales and marketing expense, and rent expense as a result of the Company's development of appropriate corporate and marketing functions necessary for future expansion.

Liquidity and Capital Resources:

At March 31, 2000, we had $601,160 in cash and cash equivalents. We funded our operations primarily from cash generated from operations and from the issuance of equity securities. For the three months ended March 31, 2000, cash used by operations was $80,719. For the three months ended March 31, 1999, cash provided by operations was $6,671.

For the three months ended March 31, 2000 cash used in investing activities was $86,614. For the three months ended March 31, 1999, cash used in investing activities was $1,126. The primary use of cash in investing activities during the three months to March 31,2000 and 1999 was for purchases of furniture and equipment to build the infrastructure for anticipated future growth.

Net cash used in financing activities was $171,000 and $1,000 for the three months ended March 31, 2000 and 1999, respectively. During the first three months of 2000, cash used in financing activities was related to the payment due a shareholder associated with the reverse merger completed in December 1999.

Management expects that its current working capital will be sufficient to cover operating activities, excluding acquisitions, during the next year. There can be no assurance, however, that cash generated from operating activities will be sufficient to cover our current operating activities.

We currently derive essentially all of our revenues from our two largest clients. The loss of either of these clients might have an adverse material impact on our financial condition. We are implementing strategies and hiring additional employees in order to diversify the client base, both geographically and by industry, to minimize the risks associated with the concentration of revenues with two clients. There can be no assurances, however, that these efforts will be successful. Revenues and earnings may also fluctuate based on the number and size of projects undertaken during any period of time. Additionally, we are actively pursuing merger candidates that can compliment the services presently provided by us. We believe that we will need additional equity capital or debt financing in order to complete any merger or acquisition.

         On April 12, 2000, we entered into a Letter of Agreement for a Private Equity Line (the "Agreement") of Common Stock with Swartz Private Equity ("Swartz"). The Agreement provides that Swartz, upon satisfactory completion of due diligence and the execution of a definitive agreement, shall make a firm commitment to purchase shares of our common stock in a private placement at a purchase price equal to 92% of the market price, as defined, and resell these shares under a qualified prospectus. As compensation to enter into the Agreement, we will grant Swartz a warrant to purchase 612,000 shares of our common stock that expire in 2005. The Agreement is subject to various contingencies. There can be no assurance that we will successfully negotiate a definitive agreement or complete a qualified prospectus.


Part II.     Other Information

Item 1.      Legal Proceedings

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

Item 2.           Changes in Securities

None

Item 3.           Defaults upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

                  General

         Forward-Looking Statements

                  In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic pressures, those discussed in the Section entitled "Management's Discussion and Analysis or Plan of Operation," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect events or circumstances that arise after the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

Item 6.           Exhibits and Reports on Form 8-K

    (a)           Exhibits:

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

         (10) Employment Agreement between the Company and Jon Ludwig dated December, 1999 -- incorporated herein by reference from the Company's Form 10-KSB/A filed with the Commission on May 1, 2000.

         (27)     Financial Data Schedule

    (b)           Reports on Form 8-K:

                  The Company filed a Form 8-K with the Commission on May 10, 2000 in which it reported under Item 4 a change in its certifying accountants.

                  The Company filed a Form 8-K with the Commission on May 4, 2000 in which it reported under Item 5 that it had entered into a letter of intent with regard to a potential acquisition.

                  In connection with the merger of Imagenuity, Inc. with and into the Company's wholly-owned subsidiary, the Company filed a Form 8-K with the Commission on February 7, 2000 in which it filed: (a) the Report of Independent Certified Public Accountants; the audited Balance Sheets as of December 31, 1998, 1997; the audited Statements of Operations 3 period October 20, 1997 (inception) through December 31, 1997 and for the year ended December

31, 1998; the audited statements of Stockholder's Equity for the period
October 20, 1997 (inception) through December 31, 1997 and for the year ended December 31, 1998; and the audited Statements of Cash Flows for the period October 20, 1997 (inception) through December 31, 1998 and for the year ended December 31, 1998, of Imagenuity, Inc. d/b/a eLinear, together with the notes thereto; and (b) the unaudited Proforma Combined Condensed Financial Information of Kinetiks.com, Inc. and subsidiary and Imagenuity, Inc. d/b/a eLinear, consisting of the unaudited proforma combined, condensed Balance Sheet for Kinetiks.com, Inc. and subsidiary and Imagenuity, Inc. d/b/a eLinear as of October 31, 1999; unaudited proforma combined, condensed Statements of Operations for Kinetiks.com, Inc. and subsidiary and Imagenuity, Inc. d/b/a eLinear, for the year ended December 31, 1998 and the ten-month period ended October 31, 1999 with adjustments.




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Kinetiks.com, Inc.




Date:             5/15/00         By:/s/ Jon V. Ludwig
                                     ------------------------------------------
                                         Jon V. Ludwig,President



                                  By:/s/Paul Thomas
                                     ------------------------------------------
                                        Paul Thomas, Chief Financial Officer