Form 10QSB
period 2000-06-30
KINETIKS COM INC
filed 2000-08-14
CIK 1001903

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the quarterly period ended June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _________ to ____________.

                         Commission file number 0-27418

                                  eLINEAR, INC.
--------------------------------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)


            Delaware                                       76-0478045
---------------------------------                     ---------------------
  (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                     Identification Number)


                            2 Urban Center Suite 600
                           4890 West Kennedy Boulevard
                              Tampa, Florida 33609
--------------------------------------------------------------------------------
         (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code: (813) 637-3591


                               Kinetiks.com, Inc.
--------------------------------------------------------------------------------
                   (Former Name, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of August 7, 2000; 17,500,000 shares of common stock, $.001 par value per share.

                                      INDEX

Part I.  Financial Information*

         Item 1. Condensed Financial Statements (Unaudited)

                 Balance Sheets                                                  2
                 Statements of Operations                                        3
                 Statement of Stockholders' Equity                               4
                 Statements of Cash Flows                                        5
                 Notes to Condensed Financial Statements
                 (Unaudited)                                                     6

         Item 2. Management's Discussion and Analysis of Plan
                 Operation                                                       9

Part II. Other Information

         Item 1. Legal Proceedings                                              10
         Item 2. Changes in Securities                                          11
         Item 3. Defaults Upon Senior Securities                                11
         Item 4. Submission of Matters to a Vote of Security Holders            11
         Item 5. Other Information                                              11
         Item 6. Exhibits and Reports on Form 8-K                               12



*The accompanying financial information is not covered by an Independent
 Certified Public Accountant's Report.

ITEM 1: FINANCIAL STATEMENTS

                                  eLinear, Inc.
                                and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,             December 31,
                                                                                     2000                   1999
                                                                                   --------             ------------
                                                                                 (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash
equivalents                                                                       $ 416,610             $  939,493
  Accounts receivable, net                                                          240,395                 32,490
  Other current assets                                                               23,832                  3,000
                                                                                  ---------             ----------
      Total current assets                                                          680,837                974,983
                                                                                  ---------             ----------

Property and equipment, net                                                         132,471                 38,423
Other assets                                                                          3,121                  7,547
                                                                                  ---------             ----------
      Total assets                                                                $ 816,429             $1,020,953
                                                                                  =========             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                                $  49,555             $   38,384
  Accrued liabilities                                                                36,535                  8,956
  Deferred income                                                                        --                  9,250
                                                                                  ---------             ----------
      Total current liabilities                                                      86,090                 56,590
                                                                                  ---------             ----------

Commitments                                                                              --                     --

Stockholders' equity:
  Preferred stock; $.001 par value; 500,000 shares authorized; shares
    outstanding -2000, 0; 1999, 250,000                                                  --                    250
  Common stock; $.001 par value; 20,000,000 shares
    authorized; 17,500,000 outstanding                                               17,500                 17,500
  Additional paid in capital                                                        950,495                948,650
  Accumulated deficit                                                              (237,656)                (2,037)
                                                                                  ---------              ---------
      Total stockholders' equity                                                    730,339                964,363
                                                                                  ---------              ---------

      Total liabilities and stockholders' equity                                  $ 816,429             $1,020,953
                                                                                  =========             ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 eLinear, Inc.
                                and Subsidiaries
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three Months Ended June 30,           Six Months Ended June 30,
                                                      -----------------------------       -----------------------------
                                                          2000               1999              2000              1999
                                                      -----------       -----------       -----------       -----------
Net revenues                                              506,622           355,500           861,181           535,300

Operating expenses:
  Wages and benefits                                      416,601            60,007           625,121           100,578
  Professional services                                   103,612               887           128,871             1,837
  Travel and entertainment                                 51,468            12,218            76,434            23,739
  Rent                                                     46,355             4,319            70,671             5,518
  Sales and marketing                                      48,477               610           118,872             1,142
  Insurance                                                    --               654             8,218               899
  Telephone                                                13,919             1,430            20,955             5,135
  Depreciation                                              7,987                --            13,476                --
  Other                                                    30,911             3,522            47,531             6,440
                                                      -----------       -----------       -----------       -----------
      Total operating expenses                            719,330            83,647         1,110,149           145,288
                                                      -----------       -----------       -----------       -----------
      Income (loss) from operations                      (212,708)          271,853          (248,968)          390,012
                                                      -----------       -----------       -----------       -----------
Other income (expense):
  Interest income                                           7,401             1,679            12,960             1,679
  Other income (expense)                                      217            (2,446)              389            (3,229)
                                                      -----------       -----------       -----------       -----------
      Income (loss) before income taxes or
       proforma income tax                               (205,090)          271,086          (235,619)          388,462
      Income taxes (Proforma income tax expense)               --           (97,591)               --          (139,846)
                                                      -----------       -----------       -----------       -----------
(Net loss) proforma net income                           (205,090)          173,495          (235,619)          248,616
                                                      -----------       -----------       -----------       -----------
Basic and diluted earnings (loss)
  per share (proforma for 1999)                       $      (.01)      $       .01       $      (.01)      $       .01
                                                      ===========       ===========       ===========       ===========
Weighted average shares outstanding:
  Basic                                                27,939,560        26,774,013        28,975,410        26,774,013
                                                      ===========       ===========       ===========       ===========
  Diluted                                              27,939,560        28,715,263        30,680,157        28,715,263
                                                      ===========       ===========       ===========       ===========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  eLinear, Inc.
                                and Subsidiaries
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                      Additional
                      Common                          Preferred                        Paid In       Accumulated
                      Stock           Amount            Stock          Amount          Capital         Deficit           Total
                    ----------      ----------        ---------      ----------      -----------     -----------       ----------
Balance,
  Jan 1, 2000       17,500,000      $   17,500         250,000       $      250       $  948,650      $   (2,037)      $  964,363
Issuance of
   stock options            --              --              --               --            1,595              --            1,595

Retirement of
  preferred shares          --              --        (250,000)            (250)             250              --               --

Net loss for the
  period                     0               0               0                0                0        (235,619)        (235,619)
                    ----------      ----------         -------       ----------       ----------      ----------       ----------
Balance,
  June 30, 2000     17,500,000      $   17,500              --       $       --       $  950,495      $ (237,656)      $  730,339




The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  eLinear, Inc.
                                and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months ended June 30,
                                                                -----------------------------
                                                                  2000                 1999
                                                                --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $(235,619)           $ 248,616
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Stock-based compensation                                     1,595                   --
      Depreciation                                                13,476                   --
      Changes in operating assets and liabilities:
        Accounts receivable                                      (36,905)            (202,617)
        Advances to employees                                      1,250                   --
        Other assets                                             (17,656)              (3,121)
        Accounts payable                                          11,171               (8,512)
        Accrued expenses                                          27,579              127,960
        Deferred income                                           (9,250)                  --
                                                               ---------            ---------
          Net cash provided by (used in) operating
            activities                                          (244,359)             162,326
                                                               ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (107,524)              (7,690)
                                                               ---------            ---------
          Net cash used in investing activities                 (107,524)              (7,690)
                                                               ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to "S" corporation stockholders                        --              (53,279)
   Payment on due to stockholders                               (171,000)                  --
                                                               ---------            ---------
          Net cash used in financing activities                 (171,000)             (53,279)
                                                               ---------            ---------

Net increase (decrease) in cash and cash equivalents            (522,883)             101,357
                                                               ---------            ---------
Cash and cash equivalents at beginning of
  period                                                         939,493               36,269
                                                               =========            =========
Cash and cash equivalents at end of period                     $ 416,610            $ 137,626
                                                               =========            =========




The accompanying notes are an integral part of these condensed consolidated financial statements
                                  eLinear, Inc.
                                and Subsidiaries
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1999.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented have been included. The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results for a full year.

3.       Background of company and basis of presentation

         In October 1999, Imagenuity, Inc. ("Imagenuity") executed an Agreement and Plan of Merger (the "Plan") with Kinetiks.com, Inc. ("Kinetiks") and Kinetiks' wholly owned subsidiary, eLinear Corporation. The Plan was subject to Kinetiks successfully completing a private placement in the amount of $1,000,000 from the sale of 2,500,000 shares of Kinetiks common stock, the execution of an Inducement Agreement whereby two shareholders of Kinetiks were to deliver a written indemnity by which these two shareholders assumed and agreed to hold Kinetiks, eLinear and Imagenuity and their officers, directors and shareholders harmless from Kinetiks liabilities, and due diligence. Additionally, the Plan required that the sole shareholder of Imagenuity indemnify Kinetiks and eLinear from and against any and all loss, liability, damage and expense suffered or incurred by Kinetiks or eLinear resulting from or arising out of the defense of the threatened action by a former shareholder of Imagenuity. In satisfaction of the requirement, the sole shareholder of Imagenuity delivered to Kinetiks and eLinear an Indemnification and Pledge Agreement covering 4,500,000 shares of stock.

         The requirements of the Plan were satisfied on December 9, 1999; accordingly, Imagenuity was entitled to receive 22,500,000 shares of Kinetiks common stock. Because the authorized number of common shares of Kinetiks was insufficient to satisfy the number of shares to be issued to the sole shareholder of Imagenuity, Kinetiks issued 10,000,000 shares of its common stock and 250,000 shares of its preferred stock, that is convertible into 12,500,000 shares of its common stock.

         The Plan also provided that since Imagenuity was an S corporation for income tax purposes, the sole shareholder of Imagenuity was entitled to receive distributions of approximately $315,000, to satisfy the income taxes that would be allocated to this shareholder. Imagenuity paid this shareholder approximately $144,000 in October 1999, and paid the remaining portion in the amount of approximately $171,000 in February 2000.

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

         On July __, 2000, Kinetiks changed its name to eLinear, Inc. (the "Company").

4.       Major customer information:

         During the six months ended June 30, 2000, the Company generated revenues from two customers that represented 58% and 18% of total sales, respectively. One customer comprised 91% of revenues for the six months ended June 30, 1999.

5.       Litigation

         A former employee of Imagenuity filed a lawsuit against Imagenuity alleging breach of his employment agreement and filed suit against Kinetiks alleging breach of its fiduciary obligation to deliver the proportionate number of shares that the former employee claims is due to him pursuant to the merger with Kinetiks. The lawsuit demands judgment against Imagenuity and Kinetiks that would require Imagenuity and Kinetiks to deliver to the former employee 20% of the issued and outstanding shares of stock of Imagenuity or its equivalent in shares of Kinetiks. eLinear has filed an action against the former employee requesting a declaratory judgment that the former employee's interest in Imagenuity was terminated effective October 4, 1999. The Company believes that the former employee's action is without merit and plans to vigorously defend the suit. eLinear believes that should it be unsuccessful in defending the suit, an unfavorable outcome would not have a material impact on the financial statements taken as a whole.

6.       Stock Option Plan

         On March 31, 2000, Kinetiks' board of directors approved the 2000 Stock Option Plan (the "Plan") under which up to 4,000,000 shares of Kinetiks common stock may be issued. Under the Plan, incentive and nonqualified stock options may be granted to employees, directors, and consultants of Kinetiks. Incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Kinetiks common stock at the time of grant) of the stock's fair market value at the time of grant. Nonqualified stock options may be granted at an exercise price determined by Kinetiks.

         Pursuant to the plan, during April 2000, Kinetiks granted 1,400,000 incentive stock options and 300,000 nonqualified stock options to various employees, directors and consultants. The options generally vest over a four-year period and expire ten years from the date of grant. The exercise price of the options granted was $1.97, which approximated the fair market value at the date of grant.

         Additionally in April 2000, Kinetiks granted 3,800,000 nonqualified options to employees not pursuant to any plan. These options vest over a one-year period and expire ten years from the date of grant. The exercise price of these options was $1.97, which approximated the fair market value at the date of grant.

         The Company recognized compensation expense to non-employee directors of approximately $1,600 in the second quarter of 2000 associated with the issuance of 100,000 of these options. Had the accounting provisions of FAS 123 been adopted for options issued to employees, compensation expense of approximately $83,000 would have been recorded in the second quarter of 2000 determined based on the Black-Scholes option pricing model, and net loss for the three and six months ended June 30, 2000 would have been ($288,368) and ($318,897), respectively. There would have been no effect on net loss per share for either period.

7.       Surrender of Preferred Stock

         On June 15, 2000, all 250,000 preferred shares of the Company's $.001 par value Series A Convertible Preferred Stock, owned by the primary stockholder, were voluntarily surrendered for cancellation by the Company. These shares were convertible into 12,500,000 shares of common stock and had voting rights equal to 12,500,000 shares of common stock. The effect of this transaction increased additional paid-in capital by the book value of the preferred stock and eliminated the dilutive effect on the Company's common stock.

8.       Other

         On April 12, 2000, Kinetiks entered into a Letter of Agreement for a Private Equity Line (the "Agreement") of Common Stock with Swartz Private Equity ("Swartz.") The Agreement provided that Swartz, upon satisfactory completion of due diligence and the execution of a definitive agreement, would make a firm commitment to purchase shares of Kinetiks' common stock in a private placement at a purchase price equal to 92% of the market price, as defined, and resell these shares under a qualified prospectus. This Agreement was subject to various contingencies and Kinetiks made no assurances that it would successfully negotiate a definitive agreement or complete a registration statement. The Agreement was terminated on June 1, 2000 prior to the execution of a definitive agreement between the parties thereto.

         On May 1, 2000, eLinear reached a tentative agreement to acquire Genesys Development Corporation, a full service internet consulting firm based in Louisville, Kentucky. This transaction was subject to certain conditions, including the obtaining of satisfactory financing by Kinetiks.com of the cash portion of the purchase price and satisfactory due diligence by eLinear's accounting and legal teams. On July 27, 2000, the Company elected to end its acquisition discussions with Genesys Development Corporation.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

eLinear, Inc. (the "Company") through its wholly-owned subsidiary eLinear Corporation, sells Internet professional services to clients to align their personnel, processes and systems in an electronic enterprise. An electronic enterprise utilizes Internet-based technologies allowing clients to transact business, communicate information and share knowledge among employees, customers and suppliers.

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

Results of Operations:

Revenues: Revenue for the six months ended June 30, 2000 increased $325,881 to $861,181 from $535,300 for the six months ended June 30, 1999. Revenue for the three months ended June 30, 2000 increased $151,122 to $506,622 from $355,500 for the three months ended June 30, 1999. This increase reflects increases in both the size and number of client projects.

Operating Expense: Operating Expenses for the six months ended June 30, 2000 increased $964,861 to $1,110,149 from $145,288 for the six months ended June 30, 1999. Operating expenses for the three months ended June 30, 2000 increased $635,683 to $719,330 from $83,647 for the comparable three months ended June 30, 1999. The increase in operating expenses was due primarily to increases in headcount, sales and marketing expense, and professional services. These increases reflect the Company's development of appropriate corporate and marketing functions necessary for future expansion and restructuring charges associated with the reverse merger completed in 1999.

Liquidity and Capital Resources:

At June 30, 2000, we had $416,610 in cash and cash equivalents. We funded our operations primarily from proceeds from the late 1999 issuance of equity securities. For the six months ended June 30, 2000, cash used by operations was $244,359. For the six months ended June 30, 1999, cash provided by operations was $162,326.

For the six months ended June 30, 2000 cash used in investing activities was $107,524. For the six months ended June 30, 1999, cash used in investing activities was $7,690. The primary use of cash in investing activities during the six months to June 30, 2000 and 1999 was for purchases of furniture and equipment to build the infrastructure for anticipated future growth.

Net cash used in financing activities was $171,000 and $53,279 for the six months ended June 30, 2000 and 1999, respectively. During the first six months of 2000, cash used in financing activities was related to the payment due a shareholder associated with the reverse merger completed in December 1999. During the six months ended June 30, 1999, cash used in financing activities was related to distributions to "S" corporation stockholders of Imagenuity, Inc.

Management expects that its current working capital will be sufficient to cover operating activities, excluding acquisitions, during the next year. There can be no assurance, however, that cash generated from operating activities will be sufficient to cover our current operating activities.

We currently derive a majority of our revenues from our single largest client. The loss of this client might have an adverse material impact on our financial condition. We are implementing strategies and hiring additional employees in order to diversify the client base, both geographically and by industry, to minimize the risks associated with this concentration of revenues. There can be no assurances, however, that these efforts will be successful. Revenues and earnings may also fluctuate based on the number and size of projects undertaken during any period of time.

Part II.     Other Information

Item 1.      Legal Proceedings

We are not a party to any material legal proceedings. Prior to completing the merger of eLinear Corporation and Imagenuity, Inc., Imagenuity redeemed 125 shares of its stock from an officer, Chris Sweeney. Mr. Sweeney initiated an action in Florida against Imagenuity for alleged breach of his employment contract, which Imagenuity contends was terminable at will. We have filed an action in Colorado requesting a declaration that Mr. Sweeney's rights as a shareholder of Imagenuity were terminated effective October 4, 1999. In connection with the merger of Imagenuity and eLinear Corporation, Jon V. Ludwig, the president and majority shareholder of the Company, agreed to indemnify the Company against all costs and losses arising from the Colorado and Florida actions. This indemnification obligation was terminated in connection with the cancellation of Jon V. Ludwig's 250,000 shares of preferred shares of preferred stock of the Company.

Item 2. Changes in Securities

         On June 15, 2000, all 250,000 shares of the Company's $.001 par value Series A Convertible Preferred Stock, owned by Jon V. Ludwig, were voluntarily surrendered for cancellation by the Company. These shares were convertible into 12,500,000 shares of common stock and had voting rights equal to 12,500,000 shares of common stock. The effect of this transaction increased additional paid-in capital by the book value of the preferred stock and eliminated the dilutive effect on the Company's common stock. In exchange for such surrender and cancellation, the Company and Jon V. Ludwig, the owner of all of such Convertible Preferred Stock, agreed to terminate certain indemnification obligations of Jon V. Ludwig to the Company relating to the litigation with Chris Sweeney.

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Shareholders of the Company was held on July 27, 2000. At the meeting, the following actions were taken by the shareholders:

         Jon V. Ludwig, Paul Piciocchi, Paul Thomas, William J. Daughton and David C. Hardwicke were elected as Directors to the serve until the next annual meeting and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

                                    For                Against

Jon V. Ludwig                   14,778,713            197,584
Paul Piciocchi                  14,971,713              4,584
Paul Thomas                     14,971,713              4,584
William J. Daughton             14,970,213              6,084
David C. Hardwicke              14,971,713              4,584

         The amendment to the Company's Certificate of Incorporation to change its corporate name from "Kinetiks.com, Inc." to "eLINEAR, Inc." was approved. The voting on the proposal was as follows:

                  For            Against           Abstain
              14,959,077         12,720            4,500

         The amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 20,000,000 to 75,000,000 was approved. The voting on the proposal was as follows:

                  For            Against           Abstain
              14,774,730         186,117           15,450

         The Company's 2000 Stock Option Plan was approved and the issuance of 4,000,000 shares of Common Stock covered by the plan was authorized. The voting on the proposal was as follows:

                  For            Against           Abstain         Not Voted
              13,230,051         199,040           21,635          1,525,571

         The appointment of Aidman, Piser & Company, P.A. as the Company's independent auditors for fiscal year 2000 was ratified and approved. The voting on the proposal was as follows:

                  For            Against           Abstain
              14,968,548          1,600              6,149

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

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  (2) Agreement and Plan of Merger, dated October 11, 1999, between the Company, eLinear Corporation and Imagenuity, Inc. -- incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Commission on October 25, 1999

                  (3)(i) Certificate of Incorporation of Kinetiks.com, Inc. -- incorporated herein by reference from the Company's Form 10-KSB for the period ending December 31, 1995

                  (3)(ii) By-laws of Kinetiks.com Inc. -- incorporated herein by reference from the Company's Form 10-KSB for the period ending December 31, 1995

                  (3)(iii) Amended and Restated Certificate of Incorporation of
                           Kinetiks.com, Inc.

                  (10) Employment Agreement between the Company and Jon Ludwig dated December, 1999 -- incorporated herein by reference from the Company's Form 10-KSB/A filed with the Commission on May 1, 2000

                  (27)     Financial Data Schedule

         (b) Reports on Form 8-K:

         The Company filed a Form 8-K with the Commission on August 2, 2000 in which it reported under Item 5 that it had ended its acquisition discussions with a full-service Internet consulting firm.

         The Company filed a Form 8-K with the Commission on June 30, 2000 in which it reported under Item 5 that the President and Chief Executive Officer of the Company had voluntarily surrendered his 250,000 shares of $.001 par value preferred stock of the Company for cancellation by the Company.

         The Company filed a Form 8-K with the Commission on June 9, 2000 in which it reported under Item 5 that the Letter of Agreement dated April 12, 2000 for a Private Equity Line was terminated on June 1, 2000 prior to the execution of a definitive agreement between the parties thereto.

         The Company filed a Form 8-K with the Commission on May 22, 2000 in which it reported under Item 4 that the Company's former certified accountant agreed with the Company's change in certified accountants.

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

                                       Kinetiks.com, Inc.

Date: 8/14/00                          By: /s/ Jon V. Ludwig
                                           ------------------------------------
                                           Jon V. Ludwig, President