Form 10QSB
period 2000-09-30
ELINEAR INC
filed 2000-10-24
CIK 1001903

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM _________ TO ____________.

                         COMMISSION FILE NUMBER 0-27418

                                  ELINEAR, INC.
  ----------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                             76-0478045
    ---------------------------------          ---------------------
     (STATE OR OTHER JURISDICTION                 (IRS EMPLOYER
   OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

                              10055 WESTMOOR DRIVE
                              WESTMINSTER, CO 80021
 -----------------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 534-1408
 -----------------------------------------------------------------------------
                   (FORMER NAME, IF CHANGED SINCE LAST REPORT)

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF OCTOBER 20, 2000: 17,500,000 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE.

                                      INDEX

 Part I.  Financial Information*

                                                                        PAGE
                                                                        ----
     Item 1. Condensed Financial Statements (Unaudited)

          Balance Sheets                                                 2
          Statements of Operations                                       3
          Statement of Stockholders' Equity                              4
          Statements of Cash Flows                                       5
          Notes to Condensed Financial Statements
                  (Unaudited)                                            6

     Item 2. Management's Discussion and Analysis or Plan
             of Operation                                                9

 Part II. Other Information

          Item 1. Legal Proceedings                                      11
          Item 5. Other Information                                      11
          Item 6. Exhibits and Reports on Form 8-K                       12


------------------
* The accompanying financial information is not covered by an Independent Certified Public Accountant's Report.

ITEM 1: FINANCIAL STATEMENTS

                                  ELINEAR, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                  2000              1999
                                                                               (UNAUDITED)
                                                                              -------------     ------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents                                                         30,167        939,493
  Accounts receivable, net                                                         347,062         32,490
  Other current assets                                                              31,622          3,000

      Total current assets                                                         408,851        974,983

Property and equipment, net                                                        122,625         38,423
Other assets                                                                         3,121          7,547

      Total assets                                                                 534,597      1,020,953

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 127,813         38,384
  Accrued liabilities                                                               15,401          8,956
  Deferred income                                                                       --          9,250

      Total current liabilities                                                    143,214         56,590

Commitments                                                                             --             --

Stockholders' equity:
  Preferred stock; $.001 par value; 500,000 shares authorized; 0 shares outstanding as of September 30, 2000;
      250,000 shares outstanding as of December 31, 1999                                --            250
  Common stock; $.001 par value; 75,000,000 shares
    authorized; 17,500,000 shares outstanding                                       17,500         17,500
  Additional paid in capital                                                     1,374,633        948,650
  Accumulated deficit                                                           (1,000,750)        (2,037)

      Total stockholders' equity                                                   391,383        964,363

      Total liabilities and stockholders' equity                                   534,597      1,020,953



       The accompanying notes are an integral part of these consolidated financial statements.

                                  ELINEAR, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                          THREE MONTHS ENDED SEPT.30,        NINE MONTHS ENDED SEPT.30,
                                                         -------------------------          ----------------------------
                                                           2000             1999              2000               1999
                                                         -------           -------          ---------          ---------
Net revenues                                              408,314           151,625         1,269,495           686,925

Operating expenses:
  Wages and benefits                                      437,065            72,385         1,062,186           172,963
  Professional services                                    75,580               660           204,451             2,497
  Travel and entertainment                                 40,276            12,580           116,710            36,319
  Rent                                                     22,521            11,617            93,192            17,135
  Sales and marketing                                      54,703             9,544           173,575            10,686
  Insurance                                                    --             1,874             8,218             2,773
  Telephone                                                13,525             6,275            34,480            11,410
  Depreciation                                              9,216                --            22,692                --
  Other                                                    78,528             3,825           126,059            10,265

      Total operating expenses                            731,414           118,760         1,841,563           264,048
      Income (loss) from operations                      (323,100)           32,865          (572,068)          422,877

Other income (expense):
    Acquisition of fully vested common stock
     options                                             (441,764)               --          (441,764)               --
    Interest income                                           964               541            13,924             2,220
    Other income (expense)                                    806               467             1,195            (2,762)

      Income (loss) before income taxes or
       proforma income tax                               (763,094)           33,873          (998,713)          422,335
      Income taxes (Proforma income tax expense)               --           (12,194)               --           152,041)

(Net loss) proforma net income                           (763,094)           21,679          (998,713)          270,294

Basic and fully diluted earnings (loss)
  per share (proforma for 1999)                              (.04)             .001              (.04)              .01

Weighted average shares outstanding:

  Basic                                                17,500,000        26,774,013        25,136,364        26,774,013

  Fully diluted                                        17,500,000        28,715,263        25,136,364        28,715,263





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ELINEAR, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                                    ADDITIONAL     RETAINED
                                   COMMON                   PREFERRED                 PAID IN      EARNINGS
                                   SHARES         AMOUNT     SHARES       AMOUNT      CAPITAL      (DEFICIT)      TOTAL
                                   ------         ------     ------       ------      -------      ---------      -----

Balance, Jan 1,2000              17,500,000       17,500      250,000       250       948,650       (2,037)      964,363

Issuance of stock options                --           --           --        --         3,203           --         3,203

Retirement of preferred shares           --           --     (250,000)     (250)          250           --            --

Acquisition of fully vested
   common stock options                  --           --           --        --       422,530           --       422,530

Net loss for the period                   0            0            0         0             0     (998,713)     (998,713)

Balance, September 30, 2000      17,500,000       17,500           --        --     1,374,633   (1,000,750)      391,383




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ELINEAR, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                               2000              1999
                                                             ---------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          (998,713)          270,294
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
        Expenses funded from issuance of options                3,203                --
        Expenses funded from acquisition of fully
         vested common stock options                          441,764                --
        Depreciation                                           22,691                --
        Changes in operating assets and liabilities:
          Accounts receivable                                (143,572)         (162,679)
          Advances to employees                                 3,000                --
          Other assets                                        (27,196)           (2,798)
          Accounts payable                                     89,429            (6,914)
          Accrued expenses                                      6,445           141,665
          Deferred income                                      (9,250)               --

          Net cash provided by (used in) operating
            activities                                       (612,199)          239,568

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (126,127)          (25,803)

          Net cash used in investing activities              (126,127)          (25,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to "S" corporation stockholders                     --           (53,279)
   Payment on due to stockholders                            (171,000)               --

          Net cash used in financing activities              (171,000)          (53,279)

Net increase (decrease) in cash and cash equivalents         (909,326)          160,486
Cash and cash equivalents at beginning of
  period                                                      939,493            36,269
Cash and cash equivalents at end of period                     30,167           196,755




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  ELINEAR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)

1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 1999.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented have been included. The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results for a full year.

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

         The requirements of the Plan were satisfied on December 9, 1999; accordingly, Imagenuity was entitled to receive 22,500,000 shares of Kinetiks common stock. Because the authorized number of common shares of Kinetiks was insufficient to satisfy the number of shares to be issued to the sole shareholder of Imagenuity, Kinetiks issued 10,000,000 shares of its common stock and 250,000 shares of its preferred stock that are convertible into 12,500,000 shares of its common stock.

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

         On July 31, 2000, Kinetiks changed its name to eLinear, Inc. (the "Company").

4.       Major customer information:

         During the three and nine months ended September 30, 2000, the Company generated revenues from two customers that represented 58% and 15%, and 59% and 13% of total sales, respectively. One customer comprised 95% and 93%, respectively of revenues for the three and nine months ended September 30, 1999.

5.       Litigation

         A former employee of Imagenuity, Chris Sweeney, filed a lawsuit against Imagenuity alleging breach of his employment agreement and filed suit against Kinetiks alleging breach of its fiduciary obligation to deliver the proportionate number of shares that the former employee claims is due to him pursuant to the merger with Kinetiks. The lawsuit demands judgment against Imagenuity and Kinetiks that would require Imagenuity and Kinetiks to deliver to the former employee 20% of the issued and outstanding shares of stock of Imagenuity or its equivalent in shares of Kinetiks.

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

6.       Stockholders' Equity:

         Stock Option Plan

         On March 31, 2000, the Company's board of directors approved the 2000 Stock Option Plan (the "Plan") under which up to 4,000,000 shares of common stock may be issued. On July 27, 2000, our stockholders approved the Plan. Under the Plan, incentive and nonqualified stock options may be granted to employees, directors, and consultants of the Company. Incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the stock's fair market value at the time of grant. Nonqualified stock options may be granted at an exercise price determined by the Company.

         Pursuant to the Plan, during April 2000, the Company granted 1,460,000 incentive stock options and 714,000 nonqualified stock options to various employees, directors and consultants. The options generally vest over a four-year period and expire ten years from the date of grant. The exercise price of the options granted were predominantly at $1.97, which approximated the fair market value at the date of grant.

         Additionally in April 2000, the Company granted 3,600,000 nonqualified options to employees not pursuant to any plan. These options vest over a one-year period (or immediately upon termination of employment) and expire ten years from the date of grant. The exercise price of these options was $1.97, which approximated the fair market value at the date of grant.

         The Company recognized compensation expense to non-employee directors of approximately $1,600 in the second quarter of 2000 associated with the issuance of 100,000 of these options. Had the accounting provisions of FAS 123 been adopted for options issued to employees, compensation expense of approximately $83,000 would have been recorded during the nine months ended September 30, 2000 based on the Black-Scholes option pricing model, and net loss for the nine months ended September 30, 2000 would have been ($1,082,000). There would have been no effect on net loss per share.

         Surrender of Preferred Stock

         On June 15, 2000, all 250,000 preferred shares of the Company's $.001 par value Series A Convertible Preferred Stock, owned by the primary stockholder, were voluntarily surrendered for cancellation to the Company. These shares were convertible into 12,500,000 shares of common stock and had voting rights equal to 12,500,000 shares of common stock. The effect of this transaction increased additional paid-in capital by the book value of the preferred stock and eliminated the dilutive effect on the Company's common stock.

         Reacquisition of common stock options and sale of software utilization and operating rights

         On August 21, 2000, the Company ceased its operations in Florida. Simultaneously, the Company's then Chief Operating Officer's employment was terminated. In connection with these transactions, the Company reacquired 933,000 of the Company's fully vested common stock options from the former COO in consideration for the transfer to a company controlled by the former COO of all the assets associated with the Company's Florida operations and the rights to use its proprietary Web CAS software. The $269,234 cost of the stock option reacquisition has been recognized in the statement of operations for the three and nine months ended September 30, 2000 based upon the estimated fair value of the options at the date of transfer.

         Other reacquisition of common stock options

         On September 14, 2000 the Company's principal stockholder and Chairman of the Board conveyed 710,000 shares of the Company's common stock to a former officer of the Company in consideration of the surrender and cancellation by that officer of 800,000 of the Company's fully vested common stock options. The $172,530 estimated fair value of the common stock conveyed by the principal stockholder for the benefit of the Company was recognized as cost of reacquisition of vested common stock options in the statement of operations for the three and nine months ended September 30, 2000.

         Cancellation of common stock options

         In connection with the Company's disposal of its Florida operations and other personnel reductions, 1,393,000 common stock options held by terminated employees were cancelled under provisions of the original option grant.

         Stock options outstanding

         At September 30, 2000, stock options outstanding were as follows:

                                                                                 WEIGHTED AVG.
                                                             WEIGHTED AVG.         REMAINING
                                                 NUMBER     EXERCISE PRICE      EXERCISE PERIOD
                                                 ------     --------------      ---------------

Subject to 2000 Stock Option Plan               581,000        $1.87              43 months
Other non-qualified                           1,867,000        $1.97              43 months

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic pressures, those discussed in the Section entitled "Management's Discussion and Analysis or Plan of Operation," and other factors, some of which may be outside of our control. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect events or circumstances that arise after the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents that we file with the Securities and Exchange Commission.

OVERVIEW:

         We sell Internet professional services to clients to align their personnel, processes and systems in an electronic enterprise. An electronic enterprise utilizes Internet-based technologies allowing clients to transact business, communicate information and share knowledge among employees, customers and suppliers.

         We deliver our services through a consulting model that we refer to as ROII-Return on Internet Investment. This entails analysis, design and support of clients' strategic plans and business needs as they relate to electronic commerce. In addition to providing complete customer Internet applications, we also market services that solve specific business problems for clients. Those services are based on the "develop once, sell many" template driven approach. Typically, these services focus on the small to medium business market segment, but they may be scaled to meet the requirements of most businesses. These services include use of our proprietary "WebCAS" Website content management service.

RESULTS OF OPERATIONS:

         REVENUES: Revenue for the nine months ended September 30, 2000 increased $582,570 to 1,269,495 from $686,925 for the nine months ended September 30, 1999. Revenue for the three months ended September 30, 2000 increased $256,689 to $408,314 from $151,625 for the three months ended September 30, 1999. This increase reflects increases in both the size and number of client projects.

         OPERATING EXPENSE: Operating Expenses for the nine months ended September 30, 2000 increased $1,577,515 to $1,841,563 from $264,048 for the nine months ended September 30,1999. Compared to 1999, expenses for 2000 represented costs of developing sales and marketing programs to sustain the Company's growth model, which was abandoned in mid-September, 2000 due to a lack of working capital and an inability to attract outside working capital because of external market conditions. By September 30, 2000, headcount was reduced to 15 compared to a high of 31 during the quarter.

         OTHER EXPENSES: Other expenses for the three and nine months ended September 30, 2000 include $441,764 of costs associated with the Company's reacquisition of fully vested common stock options from two former officers that did not occur in 1999.

LIQUIDITY AND CAPITAL RESOURCES:

         At September 30, 2000, we had $30,167 in cash and cash equivalents. We funded our operations primarily from cash generated from operations and from the issuance of equity securities. For the nine months ended September 30, 2000, cash used by operations was $612,199. For the nine months ended September 30, 1999, cash used by operations was $239,568.

         For the nine months ended September 30, 2000 cash used in investing activities was $126,127. For the nine months ended September 30, 1999, cash used in investing activities was $25,803. The primary use of cash in investing activities during the nine months to September 30, 2000 and 1999 was for purchases of furniture and equipment for the expansion of the Internet consulting business. This expansion program was abandoned mid September, 2000.

         Net cash used in financing activities was $171,000 and $53,279 for the nine months ended September 30, 2000 and 1999, respectively. During the first nine months of 2000, cash used in financing activities was related to the payment due a shareholder associated with the reverse merger completed in December 1999. During the nine months ended September 30, 1999, cash used in financing activities was related to distributions to an "S" corporation stockholder of Imagenuity.

         Management believes that its current working capital may not be sufficient to cover the current reduced level of operations during the remainder of this fiscal year and the next calendar year. As such, there can be no assurance that cash generated from operating activities will be sufficient to cover our current level of operations. The Company may need to seek external financing sources in the future. However, there can be no assurances that such financing sources will be available on terms acceptable to the Company or at all.

         We currently derive a majority of our revenue from our single largest client. The possible loss of this client or a highly reduced scope of the continuing relationship will have an adverse material impact on our financial condition. During early October 2000, all work on behalf of this major client was suspended by the client until the major client chooses to re-authorize the current level of eLinear consulting services. There is no guarantee that such re-authorization will occur.

         Based on the current level of working capital and the inability to attract external working capital under current market conditions, we may not have enough working capital to sustain the current, already reduced, level of operations. Since mid-September, 2000, we have reduced our head count by over 50%, from 31 to 15, and closed two corporate and sales offices in Florida, reduced by 50% office space in Houston, and are working on arranging the cancellation of additional expansion office space in Florida.

         All corporate, marketing and sales and operational activities have been consolidated in Denver and Houston where all of our remaining clients are located.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On December 9, 1999, Imagenuity, Inc. ("Imagenuity") merged with and into our wholly-owned subsidiary, eLinear Corporation. Prior to the completion of the merger, Imagenuity redeemed 125 shares of its stock (representing 20% of the then current outstanding shares of Imagenuity) from an officer, Chris Sweeney. Mr. Sweeney initiated an action in the Fourth Judicial Circuit Court, Duval County, Florida against us for alleged breach of his employment contract, which we contend was terminable at will. We have filed an action in the United States District Court of Colorado requesting a declaration that Mr. Sweeney's rights as a shareholder of Imagenuity were terminated effective October 4, 1999 and that he is not entitled to any remedy other than the redemption price of $5,000 set forth in his written employment agreement with Imagenuity. The action in Colorado has been placed on administrative closure pending the outcome of the Florida proceeding.

ITEM 5. OTHER INFORMATION

         In August 2000, as a result of unexpectedly high overhead and leasing costs incurred in connection with the opening of our two corporate and sales offices in the State of Florida this year, coupled with slower than anticipated sales growth with respect to such Florida-based offices, we relocated our headquarters to Colorado and simultaneously closed our Florida operations. In connection therewith, we sold certain assets related to our Florida operations, including those held through our wholly-owned subsidiary, Elinear Corporation, to Inobbar, L.L.C. ("Inobbar"), a Florida limited liability company formed and operated by Jay Vickers and John Kaercher, in exchange for the surrender by Mr. Vickers of an option to purchase 933,333 shares of our common stock and Inobbar's assumption of certain of our liabilities and obligations described below. Messrs. Vickers and Kaercher were employees of our company prior to the sale of those assets, and Mr. Vickers was our Chief Operating Officer. In connection with this sale, they have resigned from their positions with our company. The assets sold to Inobbar include most assets related to our Florida operations, but did not include any of our accounts receivable. In connection with the sale, the parties agreed to mutually release each other from any claims arising prior to the closing of the sale and Inobbar assumed certain or our obligations and liabilities, including obligations relating to two of the month-to-month real property leases in Tampa and Plantation, Florida, certain obligations to employees at the Tampa and Plantation offices, and certain other contracts and obligations relating to the Tampa and Plantation offices. The Asset Purchase Agreement relating to the Florida sale is filed as an exhibit to this Form 10-QSB, and this summary is qualified in its entirety by reference to the Asset Purchase Agreement.

         In August 2000, Paul Piciocchi resigned as our Executive Vice President of Mergers and Acquisitions and Director. In connection with these resignations, Mr. Piciocchi surrendered options to purchase up to 1,000,000 shares of our common stock in exchange for the transfer of 710,000 shares of our common stock by Mr. Jon Ludwig, our Chairman of the Board, President and Chief Executive Officer, to Mr. Piciocchi. Mr. Ludwig retains voting control over the shares transferred for up to one year. See "Part I - Management's Discussion and Analysis."

         In September 2000, we terminated Paul Thomas from his position as our Chief Financial Officer. We terminated his employment agreement for what management believes to be cause (as defined in Mr. Thomas' employment agreement), causing Mr. Thomas to forfeit all severance payment rights and stock option rights under his employment arrangement with us.

         We currently derive a majority of our revenue from our single largest client. The possible loss of this client or a highly reduced scope of the continuing relationship will have an adverse material impact on our financial condition. During early October 2000, all work on behalf of this major client was suspended by the client until the client chooses to re-authorize the current level of eLinear consulting services. There can be no assurances that such re-authorization will occur or at what level our services will be resumed. See "Part I -- Management's Discussion and Analysis."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

         (2) Agreement and Plan of Merger, dated October 11, 1999, between the Company, eLinear Corporation and Imagenuity, Inc. - incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Commission on October 25, 1999.

         (3)(i) Certificate of Incorporation of Kinetiks.com, Inc. - incorporated herein by reference from the Company's Form 10-KSB for the period ending December 31, 1995.

         (3)(ii) By-laws of Kinetiks.com Inc. - incorporated herein by reference from the Company's Form 10-KSB for the period ending December 31, 1995.

         (3)(iii) Amended and Restated Certificate of Incorporation of Kinetiks.com, Inc. - incorporated herein by reference from the Company's Form 10-QSB for the period ending June 30, 2000.

         (10)(i) Employment Agreement between the Company and John Ludwig dated December, 1999 - incorporated herein by reference from the Company's Form 10-KSB/A filed with the Commission on May 1, 2000.

         (10)(ii) Asset Purchase Agreement dated August 21, 2000 among eLinear, Inc., eLinear Corporation, Inobbar, LLC, Jay Vickers and John Kaercher.

         (10)(iii) Form of Indemnification Agreement for all officers and directors.

         (27) Financial Data Schedule

(b) REPORTS ON FORM 8-K:

         We filed a Form 8-K with the Commission on September 12, 2000 in which we reported under Item 5 that, as a result of unexpected overhead and leasing costs incurred in the State of Florida, we were relocating our headquarters to Colorado and simultaneously closing our Florida operations and negotiating to sell certain assets related to our Florida operations, including those held through our wholly-owned subsidiary, Elinear Corporation, to Inobbar, L.L.C., a Florida limited liability company formed by Jay Vickers and John Kaercher. Messrs. Vickers and Kaercher were officers of our company at such time.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ELINEAR, INC.

                                              By: /s/ JON LUDWIG
                                                  ---------------------
                                                  Jon Ludwig, President

Dated: October 20, 2000