Form 10KSB40
period 2000-12-31
ELINEAR INC
filed 2001-03-29
CIK 1001903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                   [ ] TRANSITION REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _________ TO ____________.

                         COMMISSION FILE NUMBER 0-27418

                                 ELINEAR, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

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

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         State the issuer's revenues for its most recent year end: $1,667,547.

As of March 20, 2001, the market value of the Registrant's $0.001 par value common stock, excluding shares held by affiliates, was $ 1,362,845 based on a closing bid price of $ 0.0781 per share on the OTC Bulletin Board. There were 17,500,000 shares of common stock outstanding as of March 20, 2001.

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

ITEM 1: DESCRIPTION OF BUSINESS

GENERAL

eLinear, Inc. (the "Company" or "eLinear") since December 1999 has operated an Internet consulting business. The Company acquired its Internet consulting business as a result of its merger with Imagenuity, Inc. ("Imagenuity") in late 1999. Immediately prior to acquiring the business of Imagenuity, the Company, which at the time was named Kinetiks.com, Inc., did not engage in any business activities except for negotiating and compromising debt and searching for merger candidates. While Kinetiks.com, Inc. was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetiks.com, Inc. On July 31, 2000, the Company changed its name to eLinear, Inc.

The Company's current headquarters are located at 10055 Westmoor Drive, Westminster, CO 80021 and the main telephone number is (303) 543-1408. Its stock is traded on the OTC Bulletin Board under the symbol "ELNR."

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

The Company believes a growing number of businesses are now realizing that the Internet is transforming the way they compete, is forcing businesses to reevaluate their Internet strategies and, most importantly, review their entire operational models in order to integrate their business objectives more closely with their business processes and systems. The Company further believes demand for an integrated service offering has led to the emergence of a new breed of third-party service providers that have the necessary expertise to integrate strategy, marketing and technology into a single, unified Internet solution. International Data Corp. estimates that the market for Internet professional services will grow from approximately $7.8 billion in 1998 to $78.6 billion in 2003. These estimates will likely be estimated downward based on external market conditions as of December 31, 2000.

eLinear's Internet Business

eLinear sells Internet professional services to clients to align their personnel, processes and systems in an electronic enterprise. An electronic enterprise utilizes Internet-based technologies allowing clients to transact business, communicate information and share knowledge among employees, customers and suppliers.

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

In addition to providing complete customer Internet applications, eLinear also markets services that solve specific business problems for clients. Those services are based on the "develop once, sell many" template driven approach. Typically, these services focus on the small to medium business market segment, but they may be scaled to meet the requirements of most businesses. These services include use of eLinear's proprietary "WebCAS" Website content management service.

WebCAS is a Web application that allows non-technical personnel to develop and maintain Web pages on one or more Websites through a Web browser. Product and marketing managers and other non-technical personnel may send requests for updates or new Web pages through an email implemented approval process. After the document flows through the approval process, updates are electronically published immediately on one or more corporate Websites. The WebCAS application also permits third parties to author material and route it for approval. This allows clients to engage third parties for such tasks as localizing the application to support specific languages or adding graphics and/or professional content authoring.

WebCAS is a customizable template. Approximately 80% of the application does not require customization; 20% is programmed to meet specific client requirements, depending on the client's budget and the requested applications. eLinear also provides support services for WebCAS.

As a result of changing market conditions and the loss of its principal client, the Company has changed its business and marketing model. This has resulted, and is expected to continue to result in, a focus on expanding the Company's client base and reducing overhead. The Company has already reduced its staff to 6 employees, closed its Florida offices and operations, closed its Houston office, moved its remaining employees to a virtual office model and focused all its efforts on marketing and sales in Colorado and Texas. The Company is also currently looking to either terminate or sublease its Denver office. There can, however, be no assurances that the Company will be able to continue to expand its client base. See Management Analysis and Discussion.

Competition

The market for Internet professional services is intensely competitive and subject to rapid technological change. eLinear's competitors include without limitation:

1. other Internet professional service firms such as MarchFirst, Viant and Scient;

2. information technology consulting and integration firms such as Accenture, IBM, Cambridge Technology Partners and Sapient; and

3. in-house technology and marketing departments of its clients, such as IBM, and potential clients.

eLinear believes that the principal competitive factors in the industry are:

1.       integrated Internet strategy, marketing and technology capabilities;

2.       reliability;

3.       offering superior client service;

4.       technology expertise and client industry knowledge;

5.       cost management / operational efficiency; and

6.       predictable customer base

There are relatively low barriers to entry into the Internet professional services business. eLinear expects that it will face additional competition from new entrants that provide significant performance, price, creative or other advantages over those offered by eLinear. Many of these competitors have greater name recognition and resources than eLinear.

CUSTOMERS

In 2000, eLinear's largest customer, IBM, accounted for 53% of revenues. The loss of any large client, in particular IBM, will, unless such loss is replaced by another larger client, have an adverse material impact on the Company's revenues and financial condition. In January 2001, eLinear completed all pending IBM assignments, and currently eLinear has no pending projects for IBM. All business development and business operations are currently devoted to replacing the IBM revenue stream. It is eLinear's objective to diversify its customer base.

PROPRIETARY RIGHTS

eLinear' success depends entirely on its methodologies and software applications. eLinear does not have any patents or registered copyrights or registered trademarks. It relies, instead, on laws protecting trade secrets, common law rights with respect to copyrights and marks, as well as non-disclosure and other contractual agreements to protect proprietary rights. There can be no guarantee that those laws, and the procedures initiated to protect its business, will prevent misappropriation of its proprietary software and Web-site applications. In addition, those protections do not preclude competitors from developing products with similar features as those of eLinear.

Although eLinear believes its products and services are unique and do not infringe upon the proprietary rights of others, there can be no assurance that infringement claims will not be brought against eLinear in the future. Any such claims could result in costly litigation or have a material adverse effect on eLinear's business, operating results and financial condition.

EMPLOYEES

As of December 31, 2000, eLinear had 15 full-time employees and 1 part-time employee. Of those employees, 10 full-time employees were in consulting and development, 4 full-time employees were in sales and marketing, and 1 full-time employee and 1 part-time employee were in administration. Since December 31, 2000, the Company has further reduced its employees to a total of 6. In addition, in order to simplify payroll management and accounting all six employees of eLinear became co-employees of Administaff Companies, Inc. as of March 5, 2001. Administaff is a Professional Employer Organization, serving as an offsite, full service human resource department. See Management's Discussion and Analysis. None of eLinear's employees are covered by any collective bargaining agreements. Management believes that its relations with its employees are good and eLinear has not experienced any work stoppages attributable to employee disagreements.

ITEM 2: PROPERTIES

eLinear's principal offices are located in approximately 2,774 square feet of leased office space in Westminster, Colorado. This space is leased at a rate of $4,737 per month. This lease expires January 31, 2002. While eLinear previously had other offices, beginning in the third quarter 2000, eLinear began to downsize its operations. In September 2000, the Tampa office was closed. By October 2000, the Fort Lauderdale office startup was abandoned. By December 2000, the Houston office lease was terminated with the staff maintaining networked home offices ("virtual offices"). As a result of the success of its Houston virtual office model, eLinear is now attempting to either terminate or sublease the Westminster/ Denver office space and allow its Denver employees to work out of virtual offices. The Westminster/Denver office had been primarily used to service the IBM account with as many as eleven employees working on that engagement during the fiscal year. As stated above, by January 2001, all work assignments for IBM were successfully completed.

ITEM 3: LEGAL PROCEEDINGS

         From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings outside of the ordinary course of business except as set forth below:

         1. On December 16, 1999, eLinear and Imagenuity were served with a complaint captioned Chris Sweeney v. Kinetiks.com, Inc. and Imagenuity, Inc., Circuit Court, Duval County, Florida, Civil Case Number 1999-7252-CA. The Complaint alleged a breach of an alleged oral modification of a written employment agreement between the Plaintiff, Chris Sweeney, and Imagenuity and alleged breaches by eLinear and Imagenuity of fiduciary obligations which the Plaintiff claims were owed to him. Plaintiff is seeking as damages twenty percent of eLinear's common stock received by the sole shareholder of Imagenuity in connection with the merger of Imagenuity with and into the Subsidiary. After the filing of the Complaint, eLinear's subsidiary, Elinear Corporation,was added as a Defendant. In addition, the Defendants filed motions to dismiss the litigation based upon lack of personal jurisdiction over eLinear and improper venue, which motions were denied. The Companies are currently appealing the trial court's denial of this motion to dismiss for lack of venue before the First District Court of Appeal for the State of Florida, Appeal No. ID00-5015. Management intends to vigorously contest the case. While the Company believes the case to have no merit, at this stage it is impossible to predict the amount or range of potential loss.

         2. In December of 1999, eLinear counter-sued Chris Sweeney in a lawsuit captioned Elinear Corporation v. Chris Sweeney, United States District Court, District of Colorado, Case Number 99-WM-2434. The Complaint sought a determination of the rights of the parties with respect to the termination of Chris Sweeney's employment agreement with Imagenuity. This lawsuit was indefinitely stayed pending resolution of the Florida litigation discussed above.

         3. In December of 2000, eLinear filed a civil complaint in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, Florida Case
No.: 2000-23452-CC-J, to collect the final payment due from ClearedForLanding.com, Inc. ("CFL"), relating to Web site development services. eLinear is seeking to recover $10,000.00 from CFL. Thereafter, CFL filed a civil complaint in the United States District Court for the Southern District of California, Case No. 01-CV-00184 against eLinear and two of eLinear's officers based upon alleged delays in getting CFL's Web site constructed and alleged deficiencies in the Web site product eLinear delivered. CFL's Complaint alleges breach of contract, fraud, conspiracy, interference with prospective economic advantage, gross negligence, negligence and conversion, and will attempt to recover various types of damages, including lost profits, which are allegedly far in excess of the amount eLinear is attempting to collect. Management of eLinear believes that many of the "delays" were in fact caused by CFL to put off or avoid responsibility for final payment in accordance with the Web site development services agreement. Furthermore, eLinear's management is of the opinion that the components of the project which were delivered (certain components were not delivered because of CFL's failure to tender the final payment) met or exceeded the requirements of the agreement. Accordingly, eLinear's management intends to vigorously pursue collection of the final payment, consolidate the Federal claims with the ongoing collections case in Florida and contest any counterclaim raised by CFL. Given the complexities and technical nature of the claims and the uncertain ability of CFL to finance any litigation, it is not possible at this time to determine whether CFL's counterclaims have any merit and it is currently impossible to predict the amount or range of any potential loss or recovery.

         4. On September 12, 2000, eLinear terminated its Chief Financial Officer, Paul Thomas. eLinear considered the termination to be "for cause." Because the termination was considered to be "for cause," eLinear concluded that no severance payments were due and payable under Mr. Thomas' employment agreement with the company. Pursuant to the employment agreement, Mr. Thomas would have been entitled to receive a severance payment equal to one year's salary (i.e., $75,000.00) if the termination was not "for cause." Mr. Thomas filed a lawsuit on February 28, 2001 seeking his one-year severance payment and attorney's fees. The Company believes that Mr. Thomas' claims have no merit, but at this stage it is impossible to predict the amount or range of potential loss.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

eLinear's common stock trades on the electronic bulletin board of the OTC market under the symbol "ELNR". The following table summarizes the reported high and low bid prices for eLinear's common stock for each quarter within the last two years. Such information reflects inter dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

                             Bid
                         ----------
Sales Price:             High   Low
                         ----   ---

          1999Q1         0.16   0.11
          1999Q2         0.94   0.14
          1999Q3         1.09   0.27
          1999Q4         5.00   1.00
          2000Q1         9.00   2.84
          2000Q2         2.88   0.78
          2000Q3         0.88   0.19
          2000Q4         0.25   0.11


As of March 16, 2001, based on information received from eLinear's transfer agent, the number of shareholders of record were 119, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

On or about October 1999, in connection with the merger of Imagenuity with and into the Company, the Company sold, in a private placement, 2,500,000 shares of its common stock for a total consideration of $1,000,000. Also in connection with this merger, the Company was obligated to issue to the sole shareholder of

Imagenuity 22,500,000 shares of its common stock. Because the authorized number of common shares of the Company was insufficient to satisfy the number of shares to be issued to the sole shareholder of Imagenuity, the Company issued 10,000,000 shares of its common stock and 250,000 shares of its preferred stock to this sole shareholder. The preferred stock was convertible into 12,500,000 shares of the Company's common stock. Subsequently, the sole shareholder agreed to the cancellation of all of his preferred stock in exchange for the termination of his commitment to indemnify the Company with respect to all claims and expenses relating to the pending litigation brought by Chris Sweeney. See Legal Proceedings.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past on its common stock, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

Merger Agreement

         In October 1999, the Company, which was then named Kinetiks.com, Inc., entered into an Agreement and Plan of Merger (the "Plan") with Imagenuity, Inc. ("Imagenuity"), pursuant to which Imagenuity was to be merged with and into the Company. Immediately prior to acquiring the business of Imagenuity, the Company did not engage in any business activities except for negotiating and compromising debt and searching for merger candidates. The requirements of the Plan were satisfied on December 9, 1999 and the two companies were merged. On July 31, 2000, the Company changed its name to its present name, eLinear, Inc.

         While the Company was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Company (formerly known as Kinetiks.com, Inc.) Accordingly, the financial information contained herein for fiscal year 1999 is derived from the financial information of Imagenuity and not the company formerly known as Kinetiks.com.

         The Plan also provided that since Imagenuity was an S corporation for income tax purposes, the sole shareholder of Imagenuity was entitled to receive distributions of approximately $315,000 to satisfy the income taxes that would be allocated to this shareholder. Imagenuity paid this shareholder approximately $144,000 in October 1999, and paid the remaining portion in the amount of approximately $171,000 in February 2000. Upon the completion of the merger, Imagenuity terminated its S corporation status for income tax purposes. The accompanying 1999 financial statements include proforma income tax expense in the statement of operations which presents the income tax expense that would have been recorded had Imagenuity not been a pass through entity for income tax purposes.

Management Discussions

Macroanalysis:

The Company believed that prospects for Internet technology companies were favorable for the first quarter of 2000. Accordingly, During the first six months of fiscal 2000, the Company's business model was based on the assumption that there would be affordable access to equity and capital to sustain an accelerated growth and expansion model.

However, by the second quarter of 2000 much uncertainty for Internet companies had developed. By the fourth quarter of 2000 the financial market had fully established traditional economy requirements for Internet companies: positive cash flow, profits and sustainable debt levels. As a result, the Company believes that most smaller Internet companies such as eLinear are now required to operate within traditional financial guidelines. Thus, the Company believe that its ability to attract investment capital will depend, in part, on the Company's ability to develop and maintain positive cash flows and positive profit levels before and after taxes. There can be no assurances that the Company will be successful in this regard.

Restructuring Activities

Accordingly, management now believes that the Company's earlier rapid expansion model is no longer realistic as it cannot be sustained based on currently available working capital and current revenue streams. Furthermore, the Company believes that its ability to continue operations is dependent upon internally generated cash flows. Consequently, the Company has been required to undertake rapid and deep financial and organizational restructuring.

As a result, beginning in the third quarter 2000, eLinear began to downsize its operations. In September 2000, the Tampa office was closed. By October 2000, the Fort Lauderdale office startup was abandoned. By December 2000, the Houston office lease was terminated with the staff maintaining networked home offices ("virtual offices"). In February of 2001, the Denver office space was put on the market with a listing agreement signed during March 2001. The Denver office had been used to service the IBM account with as many as eleven employees working on that engagement during the fiscal year. By January 2001, all work assignments for IBM were successfully completed. Following the success of the Houston virtual office model, all of the Company's operations will now be operated on a virtual office basis. In addition, the Company intends to place for sale excess furniture, fixtures and computers not required for 2001 operations. However, the Company cannot assure that it will be able to sell these assets or that it will receive a fair price.

In addition, from a peak of 31 employees in July 2000, the Company reduced its staff to 15 employees by December 31, 2000. By February 2001, the staff was reduced to six full time employees. Furthermore, in order to simplify payroll management and accounting all six employees of eLinear became co-employees of Administaff Companies, Inc. as of March 5, 2001. Administaff is a professional employer organization, serving as an offsite, full service human resource department. Through an employment agreement, Administaff establishes a co-employment relationship with all employees, thereby turning a two-party employment relationship into a three-party employment relationship. This allows Administaff to provide a full range of services, and also transfer or share many employer liabilities. It also enables temporary and project based employees to be placed on and off the payroll on a project-by-project basis.

This reduction in employees included certain senior management members. In order to accommodate the senior management employees affected by the restructuring, the Company entered into a series of settlement agreements with senior management to avoid litigation. The separation agreements relating to the departure of the senior officers required the use of Company stock options, founder stock and the limited transfer of certain furniture, fixtures and computers. For example, in connection with the Company's closure of its Florida operations in or about August 2000, the Company's Chief Operating Officer's employment was terminated. In connection with these transactions, the Company reacquired 933,000 of the Company's fully vested common stock options from the former COO in consideration for the transfer to a company controlled by the former COO of all the assets associated with the Company's Florida operations and the rights to use its proprietary WebCAS software. The charges to earnings relating to such transaction resulted in significant losses for the fiscal year 2000. In addition, one senior officer was terminated for what management believes to be cause. See Legal Proceedings. Management does not believe that the departure of certain board members and senior officers adversely affected the Company's commitment to concentrate its resources in its two principal locations: Denver and Houston.

Despite its costs reduction efforts, eLinear is still faced with the accounting, legal and reporting requirements of a public company.

Market Opportunities and Market Diversification

IBM was the dominant customer for fiscal 2000 representing 53% of the gross revenues for the year 2000. All expected work with IBM was completed by January 2001. After the major corporate restructuring was completed during the third quarter of 2000, substantially all marketing and sales efforts were devoted to new business development in Denver and Houston. Because of declining IBM revenue and increasing revenue with several new clients, by December 31, 2000, IBM represented only 33% of sales for the fourth quarter. Since the first quarter of 2001, substantially all business development and business operations have been devoted to replacing the IBM revenue stream. Management believes that the new business developed during the first quarter of 2001 should approximately equal the IBM revenues for the fourth quarter of 2000. This new business is expected to be comprised of five customers with projects costs ranging from $6,000 to $44,250.

Because of the relative size and weakening of the technology market in Denver, concentration has been on the development of Internet consulting contracts there. Houston, being a much larger, less impacted market than Denver, has yielded various software development projects as well as various Internet consulting contracts. eLinear's WebCAS content management product has been favorably received by the Houston market driven by a product demonstration-based sales and marketing model.

However, no expansion beyond Denver and Houston can be undertaken without additional capitalization. The Company intends to seek new capital as soon as the external market conditions permit and as soon as the Company's revenue and profit performance warrant consideration by debt and/or equity providers. There can, however, be no assurance that such sources of capital will be available to the Company or, if available, that they will be available upon terms and conditions acceptable to the Company.

As a result of the internal consulting operations in Denver, eLinear has been or is in the process of being licensed and/or certified to sell a number of Website development and content management software products and operating systems, in addition to its own WebCAS. The Company can make no assurances that such licenses will be secured or that it will be successful in selling any of the products or systems.

The Management Team

eLinear now consists of six full time employees - corporate officers and two key employees. As a team their time is allocated according to the following schedule:

         Technology development and product licensing                   7%
         Marketing, Sales and Business Development                     33%
         Software Development and Product Servicing                    33%
         Project Management                                            10%
         Internet Consulting                                           10%
         Corporate Operations                                           7%
                                                                       ---
                                                                      100%

The goal of the management team is to at least equal the one major customer revenue stream of 2000 by attracting and maintaining a variety of new customers with diversified requirements. The Company can make no assurance that it will be successful at this objective.

The Company intends to hire new employees on a project-by-project basis. The Company intends, where applicable, to contract out certain work, such as high skill level technical programming. Hourly and temporary employees will be utilized wherever possible in a weakened technology labor market. The Company can make no assurances that it will be successful with this objective or assure that resources will be available where or when required.

In order to retain and provide incentive to current officers and directors, the Board of Directors granted additional stock options during the fourth quarter 2000. At this time, the Company cannot pay market rates to qualified proven performers for compensation and benefits. Nor does the Company have the means to rely on cash performance bonuses even where justified.

Risk Factors

As set forth above, the Company's new business model calls for internal growth based on the expansion and diversification of its customer base, coupled with a reduction in overhead expenses. While the Company has been successful in reducing certain overhead costs, there can be no assurances that the Company will be able to expand and diversify its client base. The Company cannot expand into new markets based on currently available capital. No assurance can be made that the Company will be able to attract either equity or debt financing in the future or that, if available, it will be able to secure such financing upon terms and conditions acceptable to the Company. In addition, the Company is operating under a new business model. The likelihood of success of this business model should be considered in light of the problems, expenses and delays that are frequently encountered by companies in the early stages of their businesses and the competitive and economic environment in which the Company will operate. Furthermore, the Company is subject to certain litigation and ongoing public company compliance expenses. See Legal Matters.

Results of Operations

Year ended December 31, 1999 compared to 1998

Total revenue increased $318,060 or 72%, to $761,300 from $443,240 in 1998. The Company's revenues were comprised of Internet Web based consulting fees of approximately $593,000(78%) and technical training fees of approximately $168,000 (22%). The revenue percentages reflect the Company's change in focus to Internet Web based consulting that was initiated during the latter part of 1998. The Company's revenues during 1999 were again primarily derived from one customer.

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

Year ended December 31, 2000 compared to 1999

Total revenue increased $906,247 or 119% to $1,667,547 from $761,300 in 2000.
This increase reflects increases in both the size and number of client projects. However, the majority of the revenues came from one client.

Total operating expenses increased $2,030,308 or 421% to $2,512,815 from $ 482,507 for 2000. Cost of goods sold increased $656,412 or 249% from $263,445 to $919,857 for 2000. Sales, marketing, and administration expenses increased $1,373,896 or 627% from $219,062 to $1,592,958 for 2000. Compared to 1999, expenses for 2000 represented costs of developing sales and marketing programs to sustain the Company's accelerated growth model and merger and acquisition model, which were abandoned in mid-September, 2000 due to a lack of working capital and an inability to attract outside working capital because of external market conditions. By December 31, 2000, headcount was reduced to 15 compared to a high of 31 during the year.

Other expenses for 2000 include $37,339 of costs associated with the loss on disposal of fixed assets related to the contraction of the Denver office.

Total income from operations decreased $1,149,760 or 408% to ($867,916) from $281,844 in 2000. Income from operations as a percentage of revenue decreased to (52%) in 2000 from 37% in 1999. This decrease in profit margin is primarily due to increased expenses associated with the costs of developing sales and marketing programs to sustain the Company's growth model. Operating profits also were impacted by additional employees that the Company added to enable the Company to deliver its consulting services.

Management believes that inflation has not had a material impact on the Company's results of operations.

Liquidity and Capital Resources

The Company has derived essentially the majority of its revenues from a single client. The loss of this client has had an adverse material impact on the financial condition of the Company. The Company is implementing strategies to diversify its client base, both geographically and by industry, to minimize the risks associated with the concentration of revenues with one client. While the Company believes that revenues from new customers in the first quarter of 2001 should approximate the revenues derived from the Company's former major customer in the last quarter of 2000, there can be no assurances that the Company will be able to continue to diversify its customer base. Revenues and earnings may also fluctuate based on the number and size of projects undertaken at the Company during any period of time. Additionally, the Company is actively pursuing merger candidates that can compliment the services presently provided by the Company. The Company believes that it will need additional equity capital or debt financing in order to complete any merger or acquisition. The Company has not yet identified any realistic merger candidates and there can be no assurances that any such mergers can be successfully implemented.

Cash and cash equivalents as of December 31, 2000 were $139,199 and $939,493 in 1999. In connection with the merger with Kinetiks in December 1999, the Company received net proceeds from the private placement in the amount of $957,705. The Company has funded its operations from the cash flows generated from operations and the issuance of equity securities.

For the year ended December 31, 1999, cash provided by operating activities was $360,551. The Company purchased property and equipment and other assets in the amount of $41,193, repurchased 625 shares of its common stock in the amount of $38,279, and made distributions to S corporation stockholders in the amount of $335,560.

For the year ended December 31, 2000, cash used in operating activities was $504,609. The Company purchased property and equipment and other assets in the amount of $124,685, and made distributions to S corporation stockholders in the amount of $171,000.

As set forth above, the Company's new business model calls for internal growth based on the expansion and diversification of its customer base, coupled with a reduction in overhead expenses. While the Company has been successful in reducing certain overhead costs, there can be no assurances that the Company will be able to expand and diversify its client base. The Company cannot expand into new markets based on currently available capital. No assurance can be made that the Company will be able to attract either equity or debt financing in the future or that, if available, it will be able to secure such financing upon terms and conditions acceptable to the Company. In addition, the Company is operating under a new business model. The likelihood of success of this business model should be considered in light of the problems, expenses and delays that are frequently encountered by companies in the early stages of their businesses and the competitive and economic environment in which the Company will operate. Furthermore, the Company is subject to certain litigation and ongoing public company compliance expenses. See Legal Matters.

New Accounting Pronouncements

In fiscal year 2001, the Company plans to adopt SFAS No. 133, Accounting for Derivative Instruments in Hedging Activities. Management of the Company believes that the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS


         On May 5, 2000, the registrant dismissed Gerald R. Hendricks & Company, P.C. as its principal auditors.

         The reports of Gerald R. Hendricks & Company, P.C. on the financial statements for the past two years did not contain a disclaimer of opinion or an opinion that was adverse or was qualified or modified for uncertainty, audit scope, or accounting principle.

         The decision to change auditors was recommended and approved by the board of directors.

         During the two most recent fiscal years and the subsequent interim period to May 4, 2000, there were no disagreements with Gerald R. Hendricks & Company, P.C. on matters of accounting principle or practice, financial statement disclosure, or audit scope or procedure that, if not resolved to their satisfaction, would have caused Gerald R. Hendricks & Company, P.C. to refer to the subject matter of the disagreements in their report.

         During the two most recent fiscal years and through May 4, 2000, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

         On May 8, 2000, the registrant engaged Aidman, Piser & Company, P.A., Certified Public Accountants, as its Independent Auditors of record.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed by April 30, 2001.

ITEM 10: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed by April 30, 2001.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed by April 30, 2001.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed by April 30, 2001.

ITEM 13: EXHIBITS

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

         (10)(i) Employment Agreement between the Company and Jon Ludwig dated December, 1999 - incorporated herein by reference from the Company's Form 10-KSB/A filed with the Commission on May 1, 2000.

         (10)(ii) Asset Purchase Agreement dated August 21, 2000 among eLinear, Inc., eLinear Corporation, Innobbar, LLC, Jay Vickers and John Kaercher - incorporated herein by reference from the Company's Form 10-Q filed with the Commission on October 24, 2000.

         (10)(iii) Form of Indemnification Agreement for all officers and directors -incorporated herein by reference from the Company's Form 10-Q filed with the Commission on October 24, 2000.


(b) Reports on Form 8-K:

         The Company filed a Form 8-K with the Commission on January 19, 2001 in which the Company reported under Item 5 that, on November 13, 2000, the Board of Directors appointed William Ivins and J. Leonard Ivins as replacement provisional members of the Board of Directors to fill the positions vacated by Paul Piciocchi and Paul Thomas. In addition, the Board of Directors elected the following individuals to the positions set forth opposite their names:

Jon Ludwig                 Chief Executive Officer, President, Chief Technical
                           Officer and Chairman of the Board

William Ivins              Executive Vice President, Treasurer and Assistant

J. Leonard Ivins           Vice President - Corporate Policy & Finance and Vice
                           Chairman of the Board of Directors

                              SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Exchange, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2001.

                           ELINEAR, INC.

                           By:   /s/ Jon Ludwig
                              ------------------------------------------------
                           Jon Ludwig,
                           Chief Executive Officer, President, Chief Technical Officer and Chairman of the Board

         Pursuant to requirements of the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2001.

/s/ Jon Ludwig              Chief Executive Officer, President, Chief Technical
------------------------    Officer and Chairman of the Board
Jon Ludwig


/s/ William Ivins           Executive Vice President, Treasurer (Principal
------------------------    Accounting Officer) and Director
William Ivins


/s/ J. Leonard Ivins        Vice President - Corporate Policy & Finance
------------------------    (Principal Financial Officer) and Vice Chairman of
J. Leonard Ivins            the Board of Directors
                            (Director)

ITEM 7: FINANCIAL STATEMENTS



                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors
eLinear, Inc and Subsidiaries

We have audited the accompanying consolidated balance sheet of eLinear, Inc. and Subsidiaries (formerly known as Imagenuity, Inc.) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLinear, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                          /s/ Aidman, Piser & Company, P.A.


March 10, 2001
Tampa, Florida

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors
eLinear, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of eLinear, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLinear, Inc. as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        /s/ Gerald R. Hendricks & Company, P.C.

March 16, 2000
Westminster, Colorado

                                 ELINEAR, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31,2000

                                             ASSETS

Current assets:
  Cash and cash equivalents                                                               $   139,199
  Accounts receivable, net of $11,625 allowance for doubtful accounts                          85,682
  Unbilled receivables                                                                         51,572
  Other current assets                                                                         24,957
                                                                                          -----------

      Total current assets                                                                    301,410

Property and equipment, net                                                                    40,233
Assets held for sale                                                                           32,493
Other assets                                                                                    3,122
                                                                                          -----------

      Total assets                                                                        $   377,258
                                                                                          ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                             45,993
  Accrued expenses                                                                             33,593
  Deferred income                                                                              13,510
                                                                                          -----------

      Total current liabilities                                                                93,096
                                                                                          -----------

Commitments and contingencies                                                                      --

Stockholders' equity:
  Common stock; $.001 par value; 75,000,000 shares
    authorized; 17,500,000 shares issued and outstanding                                       17,500
    Preferred stock; $.001 par value; 500,000 shares authorized;
      0 shares issued and outstanding                                                              --
  Additional paid-in capital                                                                1,136,615
  Accumulated deficit                                                                        (869,953)
                                                                                          -----------

      Total stockholders' equity                                                              284,162
                                                                                          -----------

      Total liabilities and stockholders' equity                                          $   377,258
                                                                                          ===========



                See notes to consolidated financial statements.

                                 ELINEAR, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                        2000               1999
                                                    ------------       ------------
Consulting contract revenues                        $  1,667,547       $    761,300
Cost of consulting contract revenue                      919,857            263,445
                                                    ------------       ------------
Gross profit                                             747,690            497,855

Selling, general and administrative expenses           1,592,958            219,062
                                                    ------------       ------------
    Income (loss) from operations                       (845,268)           278,793
Other income (expense):
    Loss on disposal of property and equipment           (37,339)                --
    Interest income                                       13,936              5,259
    Other income (expense)                                   755             (2,208)
                                                    ------------       ------------
Income (loss) before income taxes or
    proforma income tax                                 (867,916)           281,844
Income taxes (proforma income tax expense)                    --           (102,454)
                                                    ------------       ------------
(Net loss) proforma net income                      $   (867,916)      $    179,390
                                                    ============       ============
Basic earnings (loss) per share (proforma
   for 1999)                                        $       (.05)      $        .01
                                                    ============       ============
Fully diluted earnings (loss) per share
   (proforma for 1999)                              $       (.05)      $        .01
                                                    ============       ============
Weighted average shares outstanding:
  Basic                                               17,500,000         26,774,013

  Diluted                                             17,500,000         28,715,263


                See notes to consolidated financial statements.

                                 ELINEAR, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                    ADDITIONAL   RETAINED
                                  COMMON                 PREFERRED                    PAID-IN    EARNINGS
                                  SHARES     AMOUNT        SHARES       AMOUNT        CAPITAL    (DEFICIT)    TOTAL
                                  ------     ------      ----------     ------     ------------  ---------    -----


Balance,
  January 1, 1999                 1,000       1,000           --           --             --       89,333       90,333

Issuance of
   Common stock                     125         125           --           --          8,195           --        8,320

Purchase and retirement
  of common stock                  (625)       (625)          --           --             --      (37,654)     (38,279)

Issuance of stock in a
  Private placement, net
   Of offering costs of
   $42,294                    2,500,000       2,500           --           --        955,205           --      957,705

Shares issued for
  Reorganization             14,999,500      14,500      250,000          250        (14,750)          --           --

Distribution to "S"
  Corporation
  Stockholders                       --          --           --           --             --     (335,560)    (335,560)

Net income for the
  year                               --          --           --           --             --      281,844      281,844

Balance,
  January 1, 2000            17,500,000      17,500      250,000          250        948,650       (2,037)     964,363

Issuance of
   stock options                     --          --           --           --         15,185           --       15,185

Retirement of
  preferred shares                   --          --     (250,000)        (250)           250           --           --

Acquisition of fully
   vested common
   stock options                     --          --           --           --        172,530           --      172,530

Net loss for the
  year                               --          --           --           --             --     (867,916)    (867,916)

Balance,
  December 31,
   2000                      17,500,000      17,500           --           --      1,136,615     (869,953)     284,162


                See notes to consolidated financial statements.

                                 ELINEAR, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                           2000          1999
                                                        ---------     ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $(867,916)    $ 281,844
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Reacquisition of common stock options               191,764            --
        Stock-based compensation                           15,185         8,230
        Depreciation                                       38,235         4,413
        Loss on disposal of property and equipment         37,339            --
        Changes in operating assets and liabilities:
        Accounts receivable                               117,807        34,816
        Other current assets                              (21,957)       (3,000)
        Unbilled receivables                              (51,572)           --
        Accounts payable                                    7,609        29,962
        Accrued expenses                                   24,637        (4,964)
        Deferred income                                     4,260         9,250
                                                        ---------     ---------

          Net cash provided by (used in) operating
            activities                                   (504,609)      360,551
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    (129,111)      (33,646)
   Change in other assets                                   4,426        (7,547)
                                                        ---------     ---------

          Net cash used in investing activities          (124,685)      (41,193)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to "S" corporation stockholders                --      (335,560)
   Payment on due to stockholders                        (171,000)           --
   Sale of common stock, net of offering costs                 --       957,705
   Purchase and retirement of common stock                     --       (38,279)
                                                        ---------     ---------
          Net cash provided by (used in)
            financing activities                         (171,000)      583,866
                                                        ---------     ---------

Net increase (decrease) in cash and cash equivalents (800,294) 903,224 Cash and cash equivalents at beginning of
  year                                                    939,493        36,269
                                                        ---------     ---------
Cash and cash equivalents at end of year                $ 139,199     $ 939,493
                                                        =========     =========


Non-cash investing and financing activities:

During 2000, all 250,000 preferred shares of the Company's $.001 par value Series A Convertible Preferred Stock, owned by the primary stockholder, were voluntarily surrendered for cancellation by the Company.



                See notes to consolidated financial statements.

                                 ELINEAR, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


1.       Description of business and significant accounting policies:


         NATURE OF BUSINESS:

         eLinear, Inc. (the "Company") is an internet professional service firm providing strategic creative design, technology services, and training to companies seeking to capitalize on the internet. The current Company's customers are based in the United States and Mexico.

         BACKGROUND OF THE COMPANY AND BASIS OF PRESENTATION:

         In October 1999, Imagenuity, Inc. ("Imagenuity") executed an Agreement and Plan of Merger (the "Plan") with Kinetiks.com, Inc. ("Kinetiks") and Kinetiks' wholly owned subsidiary, eLinear Corporation ("Subsidiary"). The Plan was subject to (1) Kinetiks successfully completing a private placement in the amount of $1,000,000 from the sale of 2,500,000 shares of Kinetiks common stock, (2) the execution of an Inducements agreement whereby two shareholders of Kinetiks were to deliver a written indemnity by which these two shareholders assumed and agreed to hold Kinetiks, Subsidiary and Imagenuity and their officers, directors and shareholders harmless from Kinetiks liabilities, and
(3) due diligence. Additionally, the Plan required that the sole shareholder of Imagenuity indemnify Kinetiks and Subsidiary from and against any and all loss, liability, damage and expense suffered or incurred by Kinetiks or Subsidiary resulting from or arising out of the defense of the threatened action by a former shareholder of Imagenuity. In satisfaction of the requirement, the sole shareholder of Imagenuity delivered to Kinetiks and Subsidiary an Indemnification and Pledge Agreement covering 4,500,000 shares of common stock.

         The requirements of the Plan were satisfied on December 9, 1999; accordingly, the sole shareholder of Imagenuity was entitled to receive 22,500,000 shares of Kinetiks common stock. Because the authorized number of common shares of Kinetiks was insufficient to satisfy the number of shares to be issued to the sole shareholder of Imagenuity, Kinetiks issued 10,000,000 shares of its common stock and 250,000 shares of its preferred stock, that was convertible into 12,500,000 shares of its common stock.

         The Plan also provided that since Imagenuity was an S corporation for income tax purposes, the sole shareholder of Imagenuity was entitled to receive distributions of approximately $315,000 to satisfy the income taxes that would be allocated to this shareholder. Kinetiks paid this shareholder approximately $144,000 in October 1999, and paid the remaining amount in February 2000.

1. Description of business and significant accounting policies, (continued):

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

         CASH AND CASH EQUIVALENTS:

         The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

         CONCENTRATION OF CREDIT RISK:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All of the Company's cash equivalents are held at high credit quality financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned primarily from clients located in the United States. The Company performs ongoing credit evaluations of its clients' financial condition and maintains reserves for potential credit losses based upon the expected collectibility of total accounts receivable. To date, losses resulting from uncollectible receivables have not exceeded management's expectations.

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash and cash equivalents, accounts receivable and accounts payable. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk.

         PROPERTY AND EQUIPMENT:

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and fifteen years.

         STOCK-BASED COMPENSATION:

           The Company accounts for compensation costs associated with stock options and warrants issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock exceeds the exercise price of the option granted. The Company has adopted the disclosure provisions of Financial Accounting Standard No. 123 - Accounting for

1. Description of business and significant accounting policies, (continued):

         STOCK-BASED COMPENSATION (CONTINUED):

Stock-Based Compensation ("FAS 123"), which requires disclosure of compensation expense that would have been recognized if the fair-value based method of determining compensation had been used for all arrangements under which employees receive shares of stock or equity instruments. Stock-based compensation to non-employees is accounted for using the fair value based method.

         REVENUE RECOGNITION:

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

         USE OF ESTIMATES:

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

         INCOME TAXES:

         Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. No deferred tax assets have been recorded because they have been offset by a valuation allowance.

         PER SHARE AMOUNTS:

         Earnings/loss per share represents the net income/loss available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if common stock options or convertible preferred stock were exercised or converted into common stock. Diluted net loss per share is considered to be the same as basic net loss per share in 2000 since the effect of the issuance of common stock options is anti-dilutive.

1. Description of business and significant accounting policies, (continued):

         RECLASSIFICATIONS:

         Certain amounts as previously presented in the 1999 financial statements have been reclassified to conform to the current year presentation.

         ADVERTISING:

         Advertising costs are charged to expense as incurred. The Company incurred approximately $38,000 and $10,000 in advertising expense during 2000 and 1999, respectively.


2.       Operations and liquidity:

         Commencing in early 2000, the Company embarked on a rapid business expansion program, the success of which depended upon attracting investment capital in amounts sufficient to fund overhead costs associated with the expansion. The Company was not successful in raising any investment capital and has incurred net losses in 2000 of approximately $870,000 as a result of significant excess overhead costs relative to the Company's revenue levels. Accordingly, during the last half of 2000 and first quarter of 2001, the Company closed its Florida operations, reduced its occupancy costs in Denver and Houston and significantly reduced its labor force and other overhead costs. As a result, the Company returned to modest profitability during the two months ended February 2001 (unaudited).

         During 2000, the Company was dependent on one customer for approximately 53% of its revenues, but no contracts with this customer have been consummated in 2001. Management has begun to diversify its customer base and believes that revenues from these new customers in the first quarter of 2001 should approximate the revenues derived from the former major customer during the last quarter of 2000.

         The Company cannot expand beyond its current limited level of operations in Denver and Houston without additional capitalization. The Company intends to seek new capital as soon as the external market conditions permit and as soon as the Company's revenue and profit performance warrant consideration by debt and/or equity providers. There can, however, be no assurance that such sources of capital will be available to the Company or, if available, that they will be upon terms and conditions acceptable to the Company. Accordingly, the Company intends to continue to attempt to diversify and expand its customer base with its current limited resources and maintain overhead costs at low levels. While management believes these efforts should result in modest positive operating cash flows in 2001, there can be no assurance to that effect.

3.       Property and Equipment

         Property and equipment consist of the following at December 31, 2000:

    Leasehold improvements                           14,546
    Computer equipment                               37,285
    Equipment                                         5,714
                                                    -------
                                                     57,545
    Less:  accumulated depreciation                 (17,312)
                                                    -------
                                                     40,233
                                                    =======

Depreciation expense was $38,235 and $4,413 for the years ended December 31, 2000 and 1999, respectively.

4.       Assets held for sale:

         During 2000, the Company reduced its occupancy costs at its Denver, Colorado office in connection with downsizing during the year. The Company has subsequently classified certain furniture and computer and office equipment, that are no longer in use, as assets held for sale. These assets are recorded at the net realizable value expected from their disposal. The Company incurred approximately $37,000 in losses in 2000 associated with the write-down of these assets. The assets are expected to be sold during 2001.

5.       Stockholders' Equity:

         Common stock

         On March 1, 1999, the Company repurchased and retired 500 shares of its common stock by paying cash in the amount of $33,279.

         In May 1999, the Company issued to an individual 125 shares of its common stock in connection with an employment agreement. The Company received no consideration for the issuance of these shares. The Board of Directors determined that the value of these shares would be equivalent to the value of the shares purchased by the Company in March 1999. Accordingly, the Company recorded $8,320 as stock issuance expense and additional paid in capital. In October 1999, Imagenuity and this employee severed their relationship and Imagenuity purchased and retired these shares for $5,000.

         Stock Option Plans

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

         On March 31, 2000, the Company's board of directors approved the 2000 Stock Option Plan (the "Plan") under which up to 4,000,000 shares of eLinear, Inc.'s common stock may be issued. Under the Plan, incentive and nonqualified stock options may be granted to employees, directors, and consultants of the Company. The term of options granted under the plan will be fixed by the Company provided, however, that the maximum option term may not exceed 10 years from the grant date (5 years for directors and individuals owning 10% or more of the Company's common stock at the time of grant). Incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the stock's fair market value at the time of grant. Nonqualified stock options may be granted at an exercise price determined by the Company. Vesting rights will be fixed by the Company provided, however, that an outside director not have the right to exercise more than 50% of the shares granted until six months after the grant date.

Common stock options issued, redeemed and outstanding during the year ended December 31, 1999 and 2000 under these plans and under no plan are as follows:

                                                                                                 WEIGHTED AVG.
                                                                    NUMBER OF                      EXERCISE
                        DESCRIPTION                                  OPTIONS                      PRICE/SHARE
-------------------------------------------------------   ---------------------------     -------------------------
Issued and outstanding at January 1, 1999                             442,500                        3.50

Issued in 1999                                                         70,000                        1.00

Forfeited in 1999                                                    (151,250)                       3.50
                                                                 -------------

Issued and outstanding at December 31, 1999                           361,250                        3.50

Issued in 2000                                                     17,040,667                         .64

Reacquired in 2000                                                 (1,733,333) (a)                   1.97

Forfeited in 2000                                                  (3,072,584)                       2.17
                                                                 -------------                 -----------
Issued and outstanding at December 31, 2000                        12,596,000                  $      .17
                                                                 =============                 ===========

         (a) On August 21, 2000, the Company ceased its operations in Florida. Simultaneously, the Company's then Chief Operating Officer's employment was terminated. In connection with these transactions, the Company reacquired 933,000 of the Company's fully vested common stock options from the former COO in consideration for the transfer to a company controlled by the former COO of all the assets associated with the Company's Florida operations and the rights to use its proprietary Web CAS software. The $19,234 cost of the stock option reacquisition has been recognized in the 2000 statement of operations based upon the net book value of the assets sold at the date of transfer.

         On September 14, 2000 the Company's principal stockholder and Chairman of the Board conveyed 710,000 shares of the Company's common stock to a former officer of the Company in consideration of the surrender and cancellation by that officer of 800,000 of the Company's fully vested common stock options. The $172,530 estimated fair value of the common stock conveyed by the principal stockholder for the benefit of the Company was recognized as an increase in paid-in capital compensation expense in the 2000 statement of operations.

Stock options that remain outstanding at December 31, 2000, none of which are exercisable, are as follows:

                       VESTING
                       PERIOD      EXERCISE      EXPIRATION        REMAINING        NUMBER
   ISSUE DATE            YRS         PRICE          DATE             LIFE         OUTSTANDING
------------------  -----------  -----------   ---------------  -------------   ---------------
   April 2000            4       $    1.968    April 2004           3.25 Yrs            421,000

   April 2000            4       $    1.156    April 2004           3.25 Yrs             25,000

   April 2000            4       $    1.031    April 2004           3.25 Yrs              2,500

   May 2000              4       $    1.250    May 2004             3.25 Yrs              7,500

   December 2000         .25     $     .105    December 2004        4   Yrs             250,000

   December 2000         4       $     .105    December 2004        4   Yrs             790,000

   December 2000         .5      $     .105    December 2004        4   Yrs          11,100,000
                                                                                  -------------
                                                                                     12,596,000
                                                                                  =============

         The Company recognized compensation expense to non-employee directors of approximately $15,000 in 2000 associated with the issuance of 600,000 of these options. Had the accounting provisions of FAS 123 been adopted for options issued to employees, compensation expense of approximately $705,000 would have been recorded during the year ended December 31, 2000 based on the Black-Scholes option pricing model, and net loss and net loss per share for the year ended December 31, 2000 would have been approximately ($1,573,000) and ($.09), respectively.

The "Black-Scholes" option-pricing model assumptions are as follows:

       Underlying stock price at grant
         Date $.105 - 1.968
       Exercise price                                $.105 -1.968
       Dividend yield                                       0%
       Risk free interest rate                              6%
       Volatility                                           40%

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

         Common stock warrants

         In connection with various consulting and financing arrangements, the Company has issued warrants to purchase the Company's common stock at prices that range from $.25 per share to the lesser of $1.25 per share or a 15% discount to the closing bid price of the Company's stock price on the date of exercise. The warrants are generally exercisable for a ten-year period and provide for "piggy-back" registration rights for the underlying shares at the request of the majority of the warrant holders. Outstanding warrants were 1,895,000 at December 31, 2000.

6.       Major customer information:

During the year ended December 31, 2000, the Company generated revenues from one customer that represented 53% of total revenues (no new contracts have been entered into with this customer from January 1, 2001 through March 20, 2001). During the year ended December 31, 1999, the Company generated revenues from two customers that represented 58% and 31% of total revenues, respectively.

7. Income taxes:

     Deferred tax assets consist of the following at December 31, 2000:

         Net operating loss carryover                           $  316,000
         Other                                                      13,000
         Valuation allowance                                      (329,000)
                                                                -----------
                                                                $       --
                                                                ===========

     Income tax (expense) benefit consists of the following:

                                                      2000           1999
                                                  ------------   ------------
         Current:
           Federal (Proforma in 1999)             $        --    $    102,454
                                                  ------------   ------------

         Deferred:
           Deferred                                    13,000             --
           Benefit of net operating loss carryover    316,000             --
           Change in valuation allowance             (329,000)            --
                                                  ------------   ------------
                                                           --             --
                                                  ------------   ------------
                                                  $        --    $    102,454
                                                  ============   ============

     The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

                                           PERCENTAGE OF INCOME (LOSS) BEFORE
                                                      INCOME TAXES
                                          -----------------------------------
                                               2000                1999
                                          ----------------    -------------
         Statutory tax rate                        (34.0%)           34.0%
         State tax                                  (3.5%)            3.5%
         Other                                         --            (1.2%)
         Change in deferred tax asset
           valuation allowance                      37.5%               --
                                          ----------------    -------------

         Effective tax rate in
           accompanying statement
           of operations                                0%           36.3%
                                          ================    =============

8.       Fourth quarter adjustment:

         During the fourth quarter of 2000, the Company adjusted the amount at which it recognized the sale of certain assets in consideration for the reacquisition of 933,000 common stock options (see Note 4). This adjustment had the effect of decreasing the fourth quarter net loss by $250,000. Net loss and net loss per share as previously reported for the nine months ended September 30, 2000 would have decreased by $250,000 and $.01 per share, respectively, had the effect of this fourth quarter adjustment been made in the third quarter 2000.

9.       Commitments and contingencies:

         Lease Commitment:

         The Company leases office facilities for its corporate operations conducted in Colorado under an operating lease that expires in January 2002. The Company is required to make monthly payments of $4,737, which includes the Company's proportionate share of operating expenses. Additionally, during the year ended December 31, 2000, the Company leased temporary office space on a month-to-month basis. Rent expense was approximately $115,000 and $23,000 for the years ended December 31, 2000 and 1999, respectively.

         Minimum future lease commitments under the noncancelable operating lease are as follows:

         YEAR ENDING DECEMBER 31,
         ------------------------
                       2001                          $        56,844
                       2002                                    4,737
                                                     ---------------
         Total                                       $        61,581
                                                     ===============

         Litigation:

         A former employee of Imagenuity filed a lawsuit against Imagenuity alleging breach of his employment agreement and filed suit against Kinetiks alleging breach of its fiduciary obligation to deliver the proportionate number of shares that the former employee claims is due to him pursuant to the merger with Kinetiks. The lawsuit demands judgment against Imagenuity and Kinetiks that would require Imagenuity and Kinetiks to deliver to the former employee 20% of the issued and outstanding shares of stock of Imagenuity or its equivalent in shares of Kinetiks. The Company has filed an action against the former employee requesting a declaratory judgment that the former employee's interest in Imagenuity was terminated effective October 4, 1999. Management believes that the former employee's action is without merit and plans to vigorously defend itself. Management believes that should it be unsuccessful in defending itself, an unfavorable outcome would not have a material impact on the financial statements taken as a whole.

         On September 12, 2000, eLinear terminated its Chief Financial Officer, Paul Thomas. eLinear considered the termination to be "for cause." Because the termination was considered to be "for cause," eLinear concluded that no severance payments were due and payable under Mr. Thomas' employment agreement with the company. Pursuant to the employment agreement, Mr. Thomas would have been entitled to receive a severance payment equal to one year's salary (i.e., $75,000.00) if the termination was not "for cause." Mr. Thomas filed a lawsuit on February 28, 2001 seeking his one-year severance payment and attorney's fees. The Company believes that Mr. Thomas' claims have no merit, but at this stage it is impossible to predict the amount or range of potential loss.

         The Company is involved in other routine litigation incident to its business. In management's opinion, none of these proceedings will have a material adverse effect on the Company's financial position or results of operations.