Form 10QSB
period 2001-03-31
ELINEAR INC
filed 2001-04-12
CIK 1001903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2001.

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from _________ to ____________.

                         Commission file number 0-27418


                                 eLINEAR, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                           76-0478045
---------------------------------                         ---------------------
(State or other jurisdiction                                  IRS Employer
of incorporation or organization)                         Identification Number



                              10055 Westmoor Drive
                             Westminister, CO 80021
                    ----------------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code:   (303) 534-1408
                                                           ------------------


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

                            Yes [X]         No [ ]

As of April 6, 2001, the market value of the Registrant's $0.001 par value common stock, excluding shares held by affiliates, was $1,312,500 based on a closing bid price of $.075 per share on the OTC Bulletin Board. There were 17,500,000 shares of common stock outstanding as of March 31, 2001 and April 6, 2001.

Part I.  Financial Information

Item 1.  Financial Statements

                                 elINEAR, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                        March 31,
                                                          2001      December 31,
                                                       (Unaudited)      2000
                                                      ------------  ------------
Current assets:
  Cash and cash equivalents                           $   127,021   $   139,199
  Accounts receivable                                     152,849        85,682
  Unbilled receivables                                      4,415        51,572
  Other current assets                                     24,957        24,957
                                                      -----------   -----------

      Total current assets                                309,242       301,410

Property and equipment, net                                36,547        40,233
Assets held for sale                                       32,493        32,493
Other assets                                                3,l22         3,122
                                                      -----------   -----------

      Total assets                                    $   381,404   $   377,258
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $    10,345   $    45,993
  Accrued expenses                                         34,500        33,593
  Deferred income                                           1,942        13,510
                                                      -----------   -----------

      Total current liabilities                            46,787        93,096
                                                      -----------   -----------

Commitments                                                    --            --

Stockholders' equity:
  Preferred stock; $.001 par value; 500,000 shares
    authorized; 0 shares outstanding                           --            --
  Common stock; $.001 par value; 20,000,000 shares
    authorized; 17,500,000 outstanding                     17,500        17,500
  Additional paid in capital                            1,143,410     1,136,615
  Accumulated deficit                                    (826,293)     (869,953)
                                                      -----------   -----------

      Total stockholders' equity                          334,617       284,162
                                                      -----------   -----------

      Total liabilities and stockholders' equity      $   381,404   $   377,258
                                                      ===========   ===========




The accompanying notes are an integral part of these consolidated financial statements.

                                 eLINEAR, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three Months Ended March 31,
                                                     2001               2000
                                                 ------------      ------------
Consulting contract revenue                      $    306,055      $    354,559
Cost of consulting contract revenue                    82,824           136,930
                                                 ------------      ------------

Gross profit                                          223,231           217,629

Selling, general and administrative expenses          179,571           253,889
                                                 ------------      ------------

      Income (loss) from operations                    43,660           (36,260)

Other income (expense):
  Interest income                                          --             5,559
  Other income (expense)                                   --               172
                                                 ------------      ------------

      Income (loss) before income taxes                43,660           (30,529)
      Income taxes                                         --                --
                                                 ------------      ------------

Net income (loss)                                $     43,660      $    (30,529)
                                                 ============      ============

Basic and diluted earnings (loss)
  per share                                                 0                 0
                                                 ============      ============

Weighted average shares outstanding:

  Basic                                            17,500,000        17,500,000

  Diluted                                          29,688,239        17,500,000




The accompanying notes are an integral part of these consolidated financial statements.

                                 eLINEAR, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (Unaudited)

                                            Additional
                       Common                 Paid In   Accumulated
                       Shares     Amount      Capital     Deficit      Total
                     ----------   -------   ----------   ---------    --------

Balance,
  January 1,2001     17,500,000   $17,500   $1,136,615   $(869,953)   $284,162

Issuance of stock
  Options                     0         0        6,795           0       6,795

Net income for the
  period                      0         0            0      43,660      43,660
                     ----------   -------   ----------   ---------    --------
Balance,
  March 31, 2001     17,500,000   $17,500   $1,143,410   $(826,293)   $334,617
                     ----------   -------   ----------   ---------    --------




The accompanying notes are an integral part of these consolidated financial statements.

                                 eLINEAR, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                           2001         2000
                                                        ---------     --------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $  43,660      (30,529)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Expenses funded from issuance of options              6,795           --
      Depreciation                                          3,686        5,489
      Changes in operating assets and liabilities:

        Accounts receivable                               (67,167)     (67,115)
        Unbilled receivables                               47,157           --
        Advances to employees                                  --        1,500
        Accounts payable                                  (35,648)     (27,517)
        Accrued expenses                                      907       46,703
        Deferred income                                   (11,568)      (9,250)
                                                        ---------     --------

  Total adjustments                                       (55,838)     (50,190)
                                                        ---------     --------
          Net cash used in operating
            activities                                    (12,178)     (80,719)
                                                        ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           --      (86,614)
                                                        ---------     --------

          Net cash used in investing activities                --      (86,614)
                                                        ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on due to stockholders                               --     (171,000)
                                                        ---------     --------

          Net cash used in financing activities                --     (171,000)
                                                        ---------     --------

Net decrease in cash and cash equivalents                 (12,178)    (338,333)
Cash and cash equivalents at beginning of
  period                                                  139,199      939,493
                                                        ---------     --------

Cash and cash equivalents at end of period              $ 127,021      601,160
                                                        =========     ========




The accompanying notes are an integral part of these consolidated financial statements
                                 eLINEAR, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)

1. The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2000.

2. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented have been included. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results for a full year.

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

4.       Operations and Liquidity

         Commencing in early 2000, the Company embarked on a rapid business expansion program, the success of which depended upon attracting investment capital in amounts sufficient to fund overhead costs associated with the expansion. The Company was not successful in raising any investment capital and has incurred net losses in 2000 of approximately $870,000 as a result of significant excess overhead costs relative to the Company's revenue levels. Accordingly, during the last half of 2000 and first quarter of 2001, the Company closed its Florida operations, reduced its occupancy costs in Denver and Houston and significantly reduced its labor force and other overhead costs. As a result, the Company returned to modest profitability during the quarter ended March 31, 2001.

         During 2000, the Company was dependent on one customer for approximately 53% of its revenues, but no contracts with this customer have been consummated in 2001. Management has since diversified its customer base and revenues from these new customers in the first quarter of 2001 approximated 76% of the revenues derived from the former major customer during the last quarter of 2000.

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

5.       Income taxes:

         The consolidated statement of operations for the three months ended March 31, 2001 does not reflect income tax expense because such income taxes are offset by the net operating loss carryover from the year ended December 31, 2000.

6.       Major customer information:

         During the three months ended March 31, 2001, the Company generated revenues from three customers that represented 26%, 17% and 16% of total revenues, respectively. During the three months ended March 31, 2000, the Company generated revenues from two customers that comprised 51% and 40% of total revenues, respectively.

7.       Litigation

         A former employee of Imagenuity filed a lawsuit against Imagenuity alleging breach of his employment agreement and filed suit against the Company alleging breach of its fiduciary obligation to deliver the proportionate number of shares that the former employee claims is due to him pursuant to the merger with the Company. The lawsuit demands judgment against Imagenuity and the Company that would require Imagenuity and the Company to deliver to the former employee 20% of the issued and outstanding shares of stock of Imagenuity or its equivalent in shares of the Company. The Company has filed an action against the former employee requesting a declaratory judgment that the former employee's interest in Imagenuity was terminated effective October 4, 1999. Management believes that the former employee's action is without merit and plans to vigorously defend itself. Management believes that should it be unsuccessful in defending itself, an unfavorable outcome would not have a material impact on the financial statements taken as a whole.

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

         The Company is involved in other routine litigation incident to its business. See Legal Proceedings. In management's opinion, none of these proceedings will have a material adverse effect on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Overview

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

However, by the second quarter of 2000 much uncertainty for Internet companies had developed. By the fourth quarter of 2000 the financial market had fully established traditional economy requirements for Internet companies: positive cash flow, profits and sustainable debt levels. As a result, the Company believes that most smaller Internet companies such as eLinear are now required to operate within traditional financial guidelines. Thus, the Company believes that its ability to attract investment capital will depend, in part, on the Company's ability to develop and maintain positive cash flows and positive profit levels before and after taxes. There can be no assurances that the Company will be successful in this regard. During the 1st quarter 2001, there was further industry-wide deterioration of the business prospects for Internet technology companies including companies of all sizes and locations.

Restructuring Activities

Accordingly, management believes that the Company's earlier rapid expansion model is no longer realistic as it cannot be sustained based on currently available working capital and current revenue streams. Furthermore, the Company believes that its ability to continue operations is still dependent upon internally generated cash flows. Consequently, the Company has been required to undertake rapid and deep financial and organizational restructuring.

As a result, beginning in the third quarter 2000, eLinear began to downsize its operations. In September 2000, the Tampa office was closed. By October 2000, the Fort Lauderdale office startup was abandoned. By December 2000, the Houston office lease was terminated with the staff maintaining networked home offices ("virtual offices"). In February of 2001, the Denver office space was put on the market with a listing agreement signed during March 2001. The Denver office had been used to service the IBM account with as many as eleven employees working on that engagement during the fiscal year. By mid-January 2001, all work assignments for IBM were successfully completed. Following the success of the Houston virtual office model, all of the Company's operations will now be operated on a virtual office basis. In addition, the Company intends to place for sale excess furniture, fixtures and computers not required for 2001 operations. However, the Company cannot assure that it will be able to sell these assets or that it will receive a fair price in the current market environment.

In addition, from a peak of 31 employees in July 2000, the Company reduced its staff to 15 employees by December 31, 2000. By March 2001, the staff was reduced to six full time employees. Furthermore, in order to simplify payroll management and accounting, all six employees of eLinear became co-employees of Administaff Companies, Inc. as of March 5, 2001. Administaff is a professional employer organization, serving as an offsite, full service human resource department. Through an employment agreement, Administaff establishes a co-employment relationship with all employees, thereby turning a two-party employment relationship into a three-party employment relationship. This allows Administaff to provide a full range of services, and also transfer or share many employer liabilities. It also enables temporary and project based employees to be placed on and off the payroll on a project-by-project basis.

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

Despite its costs reduction efforts, eLinear is still faced with the accounting, legal and reporting requirements of a public company. The first objective of the company during the first quarter was to sustain its operational and marketing functions, while simultaneously developing a new customer base to replace the revenues previously produced by its largest client, IBM. Management believes the challenge for the second quarter will be to grow its new customer base and attract additional customers to expand the revenue levels.

Market Opportunities and Market Diversification

IBM was the dominant customer for fiscal 2000 representing 53% of the gross revenues for the year 2000. All expected work with IBM was completed by mid-January 2001. After the major corporate restructuring was completed during the third quarter of 2000, substantially all marketing and sales efforts were devoted to new business development in Denver and Houston. Because of declining IBM revenue and increasing revenue with several new clients, by December 31, 2000, IBM represented only 33% of sales for the fourth quarter. Since the first quarter of 2001, substantially all business development and business operations have been devoted to replacing the IBM revenue stream. This new business has resulted in five new customers totaling $97,307 in revenue for the first quarter of 2001, representing 76% of the revenue produced by IBM in the 4th quarter 2000.

Because of the relative size and weakening of the technology market in Denver, the Company has concentrated on developing Denver Internet consulting contracts. Houston, being a much larger, less impacted market than Denver, has yielded various software development projects as well as various Internet consulting contracts. eLinear's WebCAS content management product has been favorably received by the Houston market driven by a product demonstration-based sales and marketing model.

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

The Management Team

eLinear now consists of six full time employees - corporate officers and two key employees. As a team, their time is allocated according to the following schedule:

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
                                                               ---

                                                               100%

The goal of the new management team is to at least equal the one major customer revenue stream of 2000 by attracting and maintaining a variety of new customers with diversified requirements. The Company has been successful by attracting 5 new customers with revenues totaling $97,307 in the first quarter of 2001.

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

Risk Factors

As set forth above, the Company's new business model calls for internal growth based on the expansion and diversification of its customer base, coupled with a reduction in overhead expenses. While the Company has been successful in reducing certain overhead costs, there can be no assurances that the Company will be able to expand and diversify its client base on a continuing basis. The Company cannot further expand to any new markets based on currently available capital. No assurance can be made that the Company will be able to attract either equity or debt financing in the future or that, if available, it will be able to secure such financing upon terms and conditions acceptable to the Company. In addition, the Company is operating under a new business model. The likelihood of success of this business model should be considered in light of the problems, expenses and delays that are frequently encountered by companies in the early stages of their businesses and the competitive and economic environment in which the Company will operate. Furthermore, the Company is subject to certain litigation and ongoing public company compliance expenses. See Legal Matters.

Results of Operations

Quarter ended March 31, 2001 compared to Quarter ended March 31, 2000

Total revenue for three months ended March 31, 2001 decreased $48,504 or 13.7 % to $306,055 from $354,559 in the first quarter of 2000. This decrease reflects the loss of eLinear's major client. New clients were added during the first quarter of 2001.

Cost of consulting contract revenue decreased $54,106 or 39.5% from $136,930 to $82,824 for these respective periods. This decrease primarily resulted from the decrease in the total number of employees employed by the Company and the corresponding increase in the time the remaining employees dedicated to consulting contract revenue. Selling, general and administrative expenses decreased $74,318 or 29.3% from $253,889 to $179,571 for 2001. Expenses for
2001 included costs of developing new clients, outsourcing development, and the legal expenses discussed herein. By March 31, 2001, headcount was reduced to 6 compared to a high of 31 during the year 2000.

Total income from operations increased $79,920 or 220.0% to $43,660 from $(36,260)in this first quarter of 2000. Income from operations as a percentage of revenue increased to 14.3% in the first quarter of 2001 from (10.2)% in the first quarter of 2000. This increase in profit margin is primarily due to decreased expenses associated with reduction of staff and the discontinuation of the active pursuit of mergers and acquisitions.

Management believes that inflation has not had a material impact on the Company's results of operations.

Liquidity and Capital Resources

The Company has derived essentially the majority of its revenues from a single client. The loss of this client has had an adverse material impact on the financial condition of the Company. The Company is implementing strategies to diversify its client base, both geographically and by industry, to minimize the risks associated with the concentration of revenues with one client. Revenues from new customers in the first quarter of 2001 were approximately 76% of the revenues derived from the Company's former major customer in the last quarter of 2000. There can be no assurances that the Company will be able to continue to diversify its customer base. Revenues and earnings may also fluctuate based on the number and size of projects undertaken at the Company during any period of time.

Cash and cash equivalents as of March 31, 2001 were $127,021, compared to $601,160 as of March 31, 2000.

For the three months ended March 31, 2001, cash used by operations was $12,178. For the three months ended March 31, 2000, cash used by operations was $80,719.

Net cash used in investing activities was $0 and $86,614 for the three months ended March 31, 2001 and 2000, respectively. The primary use of cash in investing activities during the three months to March 31, 2000 was for the purchase of property and equipment.

Net cash used in financing activities was $0 and $171,000 for the three months ended March 31, 2001 and 2000, respectively. During the first three months of 2000, cash used in financing activities was related to the payment due a shareholder associated with the reverse merger completed in December 1999.


Part II. Other Information

Item 1.  Legal Proceedings

         From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings outside of the ordinary course of business except as set forth below:

         1. On December 16, 1999, eLinear and Imagenuity were served with a complaint captioned Chris Sweeney v. Kinetiks.com, Inc. and Imagenuity, Inc., Circuit Court, Duval County, Florida, Civil Case Number 1999-7252-CA. The Complaint alleged a breach of an alleged oral modification of a written employment agreement between the Plaintiff, Chris Sweeney, and Imagenuity and alleged breaches by eLinear and

Imagenuity of fiduciary obligations which the Plaintiff claims were owed to him. Plaintiff is seeking as damages twenty percent of eLinear's common stock received by the sole shareholder of Imagenuity in connection with the merger of Imagenuity with and into the Subsidiary. After the filing of the Complaint, eLinear's subsidiary, Elinear Corporation, was added as a Defendant. In addition, the Defendants filed motions to dismiss the litigation based upon lack of personal jurisdiction over eLinear and improper venue, which motions were denied. The Companies are currently appealing the trial court's denial of this motion to dismiss for lack of venue before the First District Court of Appeal for the State of Florida, Appeal No. ID00-5015. Management intends to vigorously contest the case. While the Company believes the case to have no merit, at this stage it is impossible to predict the amount or range of potential loss.

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

         3. In December of 2000, eLinear filed a civil complaint in the Circuit Court of the Thirteenth Judicial Circuit in Hillsborough County, Florida Case No.: 2000-23452-CC-J, to collect the final payment due from ClearedForLanding.com, Inc. ("CFL"), relating to Web site development services. eLinear is seeking to recover $10,000.00 from CFL. Thereafter, CFL filed a civil complaint in the United States District Court for the Southern District 4 6 of California, Case No. 01-CV-00184 against eLinear and two of eLinear's officers based upon alleged delays in getting CFL's Web site constructed and alleged deficiencies in the Web site product eLinear delivered. CFL's Complaint alleges breach of contract, fraud, conspiracy, interference with prospective economic advantage, gross negligence, negligence and conversion, and will attempt to recover various types of damages, including lost profits, which are allegedly far in excess of the amount eLinear is attempting to collect. Management of eLinear believes that many of the "delays" were in fact caused by CFL to put off or avoid responsibility for final payment in accordance with the Web site development services agreement. Furthermore, eLinear's management is of the opinion that the components of the project which were delivered (certain components were not delivered because of CFL's failure to tender the final payment) met or exceeded the requirements of the agreement. Accordingly, eLinear's management intends to vigorously pursue collection of the final payment, consolidate the Federal claims with the ongoing collections case in Florida and contest any counterclaim raised by CFL. Given the complexities and technical nature of the claims and the uncertain ability of CFL to finance any litigation, it is not possible at this time to determine whether CFL's counterclaims have any merit and it is currently impossible to predict the amount or range of any potential loss or recovery.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On March 29, 2001, the Board of Directors of eLinear and a majority of its stockholders approved a proposal to amend (the "Amendment") the Company's Certificate of Incorporation to effect a 1-for-20 reverse stock split of the Company's shares of common stock and preferred stock. The Amendment is expected to become effective on or about May 4, 2001.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  (2) Agreement and Plan of Merger, dated October 11, 1999, between the Company, eLinear Corporation and Imagenuity, Inc. -- incorporated herein by reference from the Company's Current Report on Form 8-K filed with the Commission on October 25, 1999

                  (3)(i) Amended and Restated Certificate of Incorporation of Kinetiks.com, Inc. - incorporated herein by reference from the Company's Form 10-QSB for the period ending June 30, 2000. (3)(ii) By-laws of the Company -- incorporated herein by reference from the Company's Form 10-KSB for the period ending December 31, 1995

                  (10)(i) Employment Agreement between the Company and Jon Ludwig dated December, 1999 -- incorporated herein by reference from the Company's Form 10-KSB/A filed with the Commission on May 1, 2000

                  (10)(ii) Asset Purchase Agreement dated August 21, 2000 among eLinear, Inc., eLinear Corporation, Innobbar, LLC, Jay Vickers and John Kaercher - incorporated herein by reference from the Company's Form 10-Q filed with the Commission on October 24, 2000.

                  (10)(iii) Form of Indemnification Agreement for all officers and directors -incorporated herein by reference from the Company's Form 10-Q filed with the Commission on October 24, 2000.

         (b)      Reports on Form 8-K:

         The Company filed a Form 8-K with the Commission on April 3, 2001 in which it reported under Item 5 that on March 29, 2001, the Board of Directors and a majority of its stockholders approved a proposal to amend (the "Amendment") the Company's Certificate of Incorporation to effect a 1-for-20 reverse stock split of the Company's shares of common stock and preferred stock. The Amendment is expected to become effective on or about May 4, 2001.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 eLinear, Inc.



Date: April 10, 2001                      By: /s/ Jon V. Ludwig
                                             ----------------------------------
                                                  Jon V. Ludwig, President,
                                                  Chief Executive Officer,
                                                  Chief Technical Officer and
                                                  Chairman of the Board



                                          By: /s/ William Ivins
                                             ----------------------------------
                                                  William Ivins, Executive
                                                  Vice President, Treasurer
                                                  and Assistant