Form 10KSB40/A
period 2000-12-31
ELINEAR INC
filed 2001-04-30
CIK 1001903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

         As of March 20, 2001, the market value of the Registrant's $0.001 par value common stock, excluding shares held by affiliates, was $ 1,362,845 based on a closing bid price of $0.0781 per share on the OTC Bulletin Board. There were 17,500,000 shares of common stock outstanding as of March 20, 2001.

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

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names and ages of the Directors and executive officers of the Company and the positions they hold with the Company. Directors hold their positions until the next annual meeting of stockholders and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. Executive officers serve at the pleasure of the Board of Directors.

              NAME                         AGE                            POSITION
              ----                         ---                            --------
John V. Ludwig........................      29      Chairman of the Board, President, Chief Executive Officer and
                                                    Chief Technology Officer
William J. Daughton...................      55      Director
David Hardwicke.......................      63      Director
William R. Ivins......................      36      Executive Vice President, Chief Operating Officer, Treasurer
                                                    Secretary and Director
J. Leonard Ivins......................      65      Vice Chairman of the Board, Chairman Corporate Policy and
                                                    Finance Committee and Assistant Secretary
Jonathan W. Miniat....................      29      Executive Vice President, Technology Development


         JON V. LUDWIG, CHAIRMAN OF THE BOARD, PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF TECHNOLOGY OFFICER. Mr. Ludwig has served as President and Chief Executive Officer of the Company since November 1, 1999, as Chairman of the Board since

December, 1999 and as Chief Technology Officer since November 13, 2000. He founded Imagenuity, Inc. in October 1997 and served as its President and Chief Executive Officer from its inception until completion of its merger with and into a wholly-owned subsidiary of the Company in December, 1999 (the "Imagenuity Merger"). From November, 1996 to October, 1997, he was employed by CGI Systems, Inc., a national computer software application training company, as a Certified Lotus Instructor and Special Project Manager. From 1994 to November, 1996, he was employed by Productivity Point International, a national computer software application training company, as a Certified Lotus Instructor and Technical Sales Specialist.

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

         DAVID HARDWICKE, DIRECTOR. Mr. Hardwicke has served as Director of the Company since January 11, 2000. For the last six years, Mr. Hardwicke has served as Global Account Manager for StorageTek, a provider of network computing storage.

         WILLIAM R. IVINS, EXECUTIVE VICE PRESIDENT, CHIEF OPERATING OFFICER, SECRETARY AND DIRECTOR. Mr. Ivins has served as Executive Vice President of the Company since August 25, 2000, as Director and Treasurer since November 13, 2000, and as Chief Operating Officer and Secretary since March 1, 2001. In April, 2000, Mr. Ivins opened the Texas market for Elinear, Inc. by establishing a delivery and sales operation in Houston. Previously, Mr. Ivins was employed with Productivity Point International (PPI) from August 1996 to January, 2000. Mr. Ivins most recently was the District Business Development Manager for PPI Texas. Prior to this Mr. Ivins worked in the PPI Tampa office as the Business Development Manager. From June, 1995 to August, 1996, he was employed by Raymond James Financial in Tampa Florida as Information Technology Manager.

         J. LEONARD IVINS, VICE CHAIRMAN OF THE BOARD, CHAIRMAN CORPORATE POLICY AND FINANCE COMMITTEE, and ASSISTANT SECRETARY. Mr. Ivins has served as Vice Chairman of the Board and as Chairman of the Corporate Policy and Finance Committee since August 25, 2000. He has served as assistant secretary since November 13, 2000. Since 1995, Mr. Ivins has been a private investor. Previously, he was a founder and co-owner of a privately held company that was an FDIC and RTC contractor with $60 million in fee income from 1991 to 1995. Prior to that he was a financial consultant to Fortune 5000 companies and the president of SouthBilt, Inc. From 1979 to 1981 he was a turnaround and workout consultant to small publicly-held oil companies.

         JONATHAN W. MINIAT, EXECUTIVE VICE PRESIDENT, TECHNOLOGY DEVELOPMENT. Mr. Miniat has served as Executive Vice President of Product Development of the Company since November 13, 2000 and has served as head of delivery since February 1, 2000. He Founded and served as President of Intellibase Enterprises, Inc. (d/b/a TechInstruct), a nationwide technical training staffing firm, from February 1999 until joining eLinear in

February, 2000. He founded Imagenuity, Inc. with Mr. Ludwig in October 1997 and served as Vice President until February, 1999. From April 1996 to October 1997, he was a freelance consultant and corporate technical trainer. From 1994 through April, 1996 he was employed by HTR, Inc., a national software technical training and consulting company as a Certified Lotus Instructor and Microsoft Certified Trainer. Mr. Miniat earned his degree in Computer Science from Georgia Institute of Technology in Atlanta, Georgia.

FAMILY RELATIONSHIPS

         Mr. J. Leonard Ivins is the father of William R. Ivins.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and stockholders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon representations made by its directors, officers and stockholders of more than 10% of the Company's Common Stock and a review of forms, reports and certificates furnished to the Company by such persons, all such reports were filed on a timely basis during 2000.

BOARD OF DIRECTORS

         During 2000, the Board of Directors took various actions by unanimous written consent and held three Board Meetings. The entire Board of Directors functions as a Nominating Committee for recommending to stockholders candidates for positions on the Board of Directors and the Board will consider written recommendations from stockholders for nominations to the Board of Directors in accordance with the procedures set forth in the By-Laws of the Company.

AUDIT COMMITTEE

         The Company formed an Audit Committee on May 15, 2000. The Audit Committee, consisting of Messrs. Hardwicke and Daughton, is authorized to recommend to the Board independent certified public accounting firms for selection as auditors of the Company, make recommendations to the Board on auditing matters, examine and make recommendations to the Board concerning the scope of audits, and review and approve the terms of transactions between the Company and related party entities.

COMPENSATION COMMITTEE

         The Company formed a Compensation Committee on May 15, 2000. The Compensation Committee, consisting of Messrs. Hardwicke and Daughton, is authorized to exercise all of the powers of the Board of Directors with respect to matters pertaining to compensation and benefits, including, but not limited to, salary matters, incentive/bonus plans, stock option plans, investment programs and insurance plans, and the Compensation Committee is authorized to exercise all of the powers of the Board in matters pertaining to employee promotions and the designation and/or revision of employee positions and job titles. The Compensation Committee did not meet separately during 2000.

CORPORATE AND FINANCIAL PLANNING COMMITTEE

         The Corporate and Financial Planning Committee, consisting of Mr. J. Leonard Ivins, is authorized to make recommendations to the Board of Directors with respect to potential mergers and acquisitions, equity investments in the Company, loans by the Company from third parties, strategic alliances and joint ventures, dealings with the Company's creditors, the development of new products and services to be offered by the Company, the discontinuation of existing products and services offered by the Company and other legal and business matters as assigned to the Committee by the Board of Directors from time to time.

         See "Certain Transactions" for additional information on certain members of management.

                 VOTING SECURITIES AND PRINCIPAL SECURITY HOLDERS

         As of April 25, 2001, the Company had outstanding and entitled to vote 17,500,000 shares of Common Stock, $.001 par value per share.

         To the knowledge of the Company, the following table sets forth, as of April 25, 2001, information as to the beneficial ownership of the Company's voting securities by (i) each person known to the Company as having beneficial ownership of more than 5% of its voting securities, (ii) each person serving the Company as a Director on such date, (iii) each person serving the Company as an executive officer on such date who qualifies as a "named executive officer" as defined in Item 402(a)(2) of Regulation S-B under the Securities Exchange Act of 1934, and (iv) all of the Directors and executive officers of the Company as a group.

                                                                 Number of Shares of        Percentage
                                                                    Common Stock          of Common Stock
                    Name and Address(1)                          Beneficially Owned        Outstanding(2)
----------------------------------------------------------       -------------------      ---------------
Security Ownership of Officers and Directors:

Jon V. Ludwig(5)..........................................           9,290,000                  53%
William R. Ivins..........................................                   0                   *
Jonathan W. Miniat........................................             100,000                   *
David C. Hardwicke(3).....................................              18,500                   *
William J. Daughton.......................................                   0                   *
J. Leonard Ivins..........................................                   0                   *

Officers and Directors as a Group ........................           9,408,500                  53%
(6 persons)

Security Ownership of Certain Beneficial Owners:

Paul Piciocchi(4) (5).....................................           1,403,496(5)                8%

-------------------

  *      Less than one percent

(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 10055 Westmoor Drive, Westminster, CO 80021.

(2) Unless otherwise noted, each person has voting and investment power with respect to all such shares. The share data is based on 17,500,000 shares of Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) Does not include 6,500 shares owned beneficially by Jean Hardwicke, Mr. Hardwicke's wife, as to which shares Mr. Hardwicke disclaims beneficial ownership.

(4)      The address of Mr. Piciocchi is 1863 Wazee St., Unit 2E, Denver, CO
         80202.

(5) Jon Ludwig holds a written proxy granting him voting power with respect to 710,000 shares of the 1,403,496 shares owned by Mr. Piciocchi.



                             EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLE

         The following table sets forth the annual compensation for services to the Company, for the years ended December 31, 2000, 1999 and 1998, provided by Mr. Ludwig, the current Chief Executive Officer of the Company and Gregory
S. Carr, the former Chief Executive Officer. No executive officer of the Company received compensation exceeding $100,000 during 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                     ANNUAL COMPENSATION
                                                                                -----------------------------
                 NAME AND PRINCIPAL POSITION                                    YEAR                  SALARY
                 ---------------------------                                    ----                  -------
Jon V. Ludwig, Chairman of the Board, President, Chief Executive                1998                       $0
Officer and Chief Technology Officer(1)
                                                                                1999                  $12,500
                                                                                2000                  $76,300
Gregory S. Carr, Chief Executive Officer(1)                                     1998                       $0
                                                                                1999                       $0
                                                                                2000                       $0

----------------

(1) Mr. Ludwig was appointed as President and Chief Executive Officer of the Company on November 1, 1999. He was not an employee of the Company, and received no compensation from the Company, prior to that date. Mr. Carr resigned as Chief Executive Officer of the Company when Mr. Ludwig was employed on November 1, 1999. Mr. Carr received no compensation for his services as Chief Executive Officer in 1998 or 1999 and was not employed in any capacity by the Company in 2000.

OPTION GRANTS

         During fiscal year 2000, the Company granted options to the following executive officers and Directors of the Company as consideration for their commitment to the growth and success of the Company:

                   NAME                                    NUMBER OF OPTIONS (1)
                   ----                                    ---------------------
Jon V. Ludwig.................................                  2,000,000
Jonathan W. Miniat............................                  2,900,000
William R. Ivins..............................                  2,900,000
J. Leonard Ivins..............................                  3,000,000
William J. Daughton...........................                    250,000
David Harwicke................................                    250,000

---------------------

(1) All of the options set forth in this table were granted on December 29, 2001, are non-qualified options, and have an exercise price of $.109 per share. Fifty percent of these options vested on the date of grant and the remaining 50% vest six months thereafter.

EMPLOYMENT AGREEMENTS

         Mr. Ludwig had entered into a written employment agreement with the Company (the "Employment Agreement"), effective as of November 1, 1999, pursuant to which he had agreed to serve as the Company's Chief Executive Officer and President. Mr. Ludwig terminated this agreement, however, he continues to serve as Chief Executive Officer and President pursuant to an oral employment agreement with the Company pursuant to which he receives an annual salary of $84,000.

COMPENSATION TO OUTSIDE DIRECTORS

         The members of the Company's Board of Directors did not receive any cash compensation for their services as directors, although they were reimbursed for out-of-pocket expenses in attending Board of Directors' meetings. In 2001, outside Directors will be compensated at $200 for each meeting attended. Under the Company's 2000

Stock Option Plan, each outside director was granted options to acquire 50,000 shares of Common Stock in 2000.

                              CERTAIN TRANSACTIONS

            On June, 2001, Mr. Ludwig surrendered 250,000 shares of preferred stock of the Company, $.001 par value per share (the "Preferred Stock"), to the Company for cancellation. Mr. Ludwig was the only holder of Preferred Stock prior to the surrender of the shares. Mr. Ludwig was entitled to 50 votes for each share of Preferred Stock held by him. In consideration of the cancellation of the Preferred Stock, the Company agreed to release Mr. Ludwig from his obligation to indemnify and hold the Company harmless from any and all costs and losses arising from the lawsuit instituted by Chris Sweeney, which is discussed below.

         On December 16, 1999, the Company's predecessor, Imagenuity, Inc., was served with a complaint captioned Chris Sweeney v. Kinetiks.com, Inc. and Imagenuity, Inc., Circuit Court, Duval County, Florida, Civil Case Number 1999-7252-CA. The Complaint alleged a breach of an alleged oral modification of a written employment agreement between the Plaintiff, Chris Sweeney, and Imagenuity and alleged breaches by the Company and Imagenuity of fiduciary obligations which the Plaintiff claims were owed to him. Plaintiff is seeking as damages twenty percent of the Company's common stock received by Mr. Ludwig, the sole shareholder of Imagenuity, in connection with the merger of Imagenuity with and into the Company. The Company is currently appealing the trial court's denial of its motion to dismiss for lack of venue before the First District Court of Appeal for the State of Florida, Appeal No. ID00-5015. Management intends to vigorously contest the case. While the Company believes the case to have no merit, at this stage it is impossible to predict the amount or range of potential loss.

         In 2000, as a result of higher than anticipated overhead and leasing costs incurred by the Company in the State of Florida, the Company relocated its headquarters to Colorado and simultaneously closed its Florida operations. In connection therewith, the Company sold certain assets related to its Florida operations, including those held through its wholly-owned subsidiary, Elinear Corporation, to Inobbar, L.L.C., a Florida limited liability company ("Inobbar"), formed by Jay Vickers and John Kaercher. Messrs. Vickers and Kaercher were officers of the Company. The Company terminated the Company's employment relationships with Messrs. Vickers and Kaercher upon the completion of the contemplated sale. As consideration for the purchase of the assets, Inobbar assumed certain liabilities of the Company and the Company canceled Mr. Vickers' options to acquire 933,333 shares of the Company's common stock. The Company believes that the acquisition was fair to the Company and contained terms at least equivalent to those it may have received in an arms' length transaction.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

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

         (10)(i)Asset Purchase Agreement dated August 21, 2000 among eLinear, Inc., eLinear Corporation, Inobbar, L.L.C., Jay Vickers and John Kaercher - incorporated herein by reference from the Company's Form 10-QSB filed with the Commission on October 24, 2000.

         (10)(ii) Form of Indemnification Agreement for all officers and directors - incorporated herein by reference from the Company's Form 10-QSB filed with the Commission on October 24, 2000.

         (21) List of subsidiaries - incorporated herein by reference from the Company's Form 10-KSB/A filed with the Commission on May 1, 2000.

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

Jon Ludwig                             Chief Executive Officer, President, Chief
                                       Technical Officer and Chairman of the Board

William Ivins                          Executive Vice President, Chief Operating Officer
                                       Treasurer and Secretary

J. Leonard Ivins                       Chairman of the Corporate and Financial
                                       Planning Committee Assistant Secretary and
                                       Vice Chairman of the Board of Directors


                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Exchange, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2001.

                                       ELINEAR, INC.

                                       By:  /s/ Jon Ludwig
                                           -------------------------------------
                                                        Jon Ludwig,
                                       Chief Executive Officer, President,
                                       Chief Technical Officer and
                                       Chairman of the Board

         Pursuant to requirements of the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 27, 2001.

                                     Chief Executive Officer, President, Chief
    /s/ Jon Ludwig                   Technical Officer and Chairman of the Board
---------------------------------
Jon Ludwig

                                     Executive Vice President, Chief Operating Officer
                                     Treasurer (Principal Accounting Officer and
                                     Principal Financial Officer), Secretary
   /s/ William Ivins                 and Director
---------------------------------
William Ivins

                                     Chairman of the Corporate and Financial Planning
                                     Committee and Vice Chairman of the Board of Directors
  /s/ J. Leonard Ivins               and Assistant Secretary
---------------------------------
J. Leonard Ivins

                                     Director
---------------------------------
William J. Daughton

                                     Director
---------------------------------
David Hardwicke

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

         (10)(i)Asset Purchase Agreement dated August 21, 2000 among eLinear, Inc., eLinear Corporation, Inobbar, L.L.C., Jay Vickers and John Kaercher - incorporated herein by reference from the Company's Form 10-QSB filed with the Commission on October 24, 2000.

         (10)(iii)Form of Indemnification Agreement for all officers and directors - incorporated herein by reference from the Company's Form 10-QSB filed with the Commission on October 24, 2000.

         (21) List of subsidiaries - incorporated herein by reference from the Company's Form 10-KSB/A filed with the Commission on May 1, 2000.