Form 10QSB
period 2001-06-30
ELINEAR INC
filed 2001-08-14
CIK 1001903

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________.

Commission file number 0-27418

                       eLINEAR, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware (State or other jurisdiction of incorporation or organization)	76-0478045 IRS Employer Identification Number

10055 Westmoor Drive
                Westminster, CO 80021
(Address of principal executive offices)

Registrant's telephone number, including area code: (303) 534-1408

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
$.02 Par Value Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of July 6, 2001, the market value of the Registrant's $0.02 par value common stock, excluding shares held by affiliates, was $2,537,500 based on a closing bid price of $2.90 per share on the OTC Bulletin Board. There were 875,000 shares of common stock outstanding as of June 30, 2001 and July 6, 2001.

Part I. - Financial Information

Item 1.      Financial Statements

eLINEAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2001 (Unaudited)	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 84,874	$139,199
Accounts receivable	349,890	85,682
Unbilled receivables	57,750	51,572
Other current assets	34,293	24,957
Total current assets	526,807	301,410
Property and equipment, net	32,860	40,233
Assets held for sale	32,243	32,493
Other assets	3,l22	3,122
Total assets	$ 595,032	$377,258
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 77,578	$ 45,993
Accrued expenses	75,616	33,593
Deferred income	10,525	13,510
Total current liabilities	163,719	93,096
Commitments	-	-
Stockholders' equity:
Preferred stock; par value: 2001 - $.02; 2000 - $.001; shares authorized:
2001 - 25,000; 2000 - 500,000; 0 shares outstanding	-	-
Common stock; $.02 par value; shares authorized:
2001 - 3,750,000; 2000 - 20,000,000; shares issued:
2001 - 875,000; 2000 - 17,500,000	17,500	17,500
Additional paid in capital	1,150,564	1,136,615
Accumulated deficit	(736,751)	(869,953)

Total stockholders' equity	431,313	284,162
Total liabilities and stockholders' equity	$ 595,032	$ 377,258

The accompanying notes are an integral part of these consolidated financial statements.

eLINEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Consulting contract revenue	600,733	506,622	906,788	861,181
Cost of consulting contract revenue	321,768	281,317	404,592	428,801
Gross profit	278,965	225,305	502,196	432,380
Selling, general and administrative expenses	189,423	438,013	368,994	681,348
Income (loss) from operations	89,542	(212,708)	133,202	(248,968)
Other income (expense):
Interest income	-	7,401	-	12,960
Other income (expense)	-	217	-	389
Income (loss) before income taxes	89,542	(205,090)	133,202	(235,619)
Income taxes	-	-	-	-
Net income (loss)	$ 89,542	($205,090)	$ 133,202	($235,619)
Earnings (loss) per share:
Basic	$ .10	($ .23)	$ .15	($ .27)
Diluted	$ .06	($ .23)	$ .08	($ .27)
Weighted average shares outstanding:
Basic	875,000	875,000	875,000	875,000
Diluted	1,604,643	875,000	1,588,871	875,000

The accompanying notes are an integral part of these consolidated financial statements.

eLINEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
	Common Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance,
January 1,2001	17,500,000	$ 17,500	$1,136,615	$ (869,953)	$ 284,162
Issuance of stock options	0	0	13,949	0	13,949
One-for-twenty reverse stock split	16,625,000	(16,625)	16,625	0	0
Change in par value from $.001 to $.02	0	16,625	(16,625)	0	0
Net income for the period	0	0	0	133,202	133,202
Balance, June 30, 2001	875,000	$ 17,500	$1,150,564	$ (736,751)	$ 431,313

The accompanying notes are an integral part of these consolidated financial statements.

eLINEAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 133,202	(235,619)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expenses funded from issuance of options	13,949	1,595
Depreciation	7,373	13,476
Changes in operating assets and liabilities:
Accounts receivable	(264,208)	(36,905)
Unbilled receivables	(6,178)	-
Other current assets	(9,336)	1,250
Other assets	250	(17,656)
Accounts payable	31,585	11,171
Accrued expenses	42,023	27,579
Deferred income	(2,985)	(9,250)
Total adjustments	(187,527)	(8,740)
Net cash used in operating activities	(54,325)	(244,359)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(107,524)
Net cash used in investing activities	-	(107,524)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on due to stockholders	-	(171,000)
Net cash used in financing activities	-	(171,000)
Net decrease in cash and cash equivalents	(54,325)	(522,883)
Cash and cash equivalents at beginning of period	139,199	939,493
Cash and cash equivalents at end of period	$ 84,874	416,610

The accompanying notes are an integral part of these consolidated financial statements.

eLINEAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

1.     The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2000.

2.     In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented have been included. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results for a full year.

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

4.     Operations and Liquidity

       Commencing in early 2000, the Company embarked on a rapid business expansion program, the success of which depended upon attracting investment capital in amounts sufficient to fund overhead costs associated with the expansion. The Company was not successful in raising any investment capital and has incurred net losses in 2000 of approximately $870,000 as a result of significant excess overhead costs relative to the Company's revenue levels. Accordingly, during the last half of 2000 and first quarter of 2001, the Company closed its Florida operations, reduced its occupancy costs in Denver and Houston and significantly reduced its labor force and other overhead costs. As a result, the Company returned to modest profitability during the first and second quarters of 2001.

       During 2000, the Company was dependent on one customer for approximately 53% of its revenues, but no contracts with this customer have been consummated in 2001. Management has since diversified its customer base but revenues from two customers still represented 73% and 55% of total revenues during the three and six months ended June 30, 2001, respectively.

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

5.     Stock Split

       Except for the balance sheet presentation, all share and per share information presented in the accompanying consolidated financial statements has been retroactively restated to reflect a twenty-for-one reverse stock split of the Company's common stock which occurred on May 14, 2001.

6.     Stock Options

       Pursuant to the company's Stock option Plan (the "Plan"), between April 30 and June 29, 2001, the Company granted 325,000 incentive stock options and 457,500 nonqualified stock options to various employees and directors. The options vest over a period ranging up to four years and expire ten years from the date of grant. The exercise price of the options granted was between $1.20 and $2.90, which approximated the fair market value at the date of grant. Total expense to be recognized on these options was nominal.

7.     Major Customer Information

       During the three and six months ended June 30, 2001, the Company generated revenues from two customers that represented 73% and 55% of total sales, respectively. During the three and six months ended June 30, 2000, the Company generated sales from two customers that represented 82% and 76% of total sales, respectively.

8.     Litigation

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

Overview

eLinear, Inc. (the "Company" or "eLinear") since December 1999 has operated an Internet consulting business together with development and sale of its proprietary content management system "WEBCAS", now called "Linear CMS" in its latest version. The Company acquired its Internet consulting business as a result of its merger with Imagenuity, Inc. ("Imagenuity") in late 1999. Immediately prior to acquiring the business of Imagenuity, the Company, which at the time was named Kinetiks.com, Inc., did not engage in any business activities except for negotiating and compromising debt and searching for merger candidates. While Kinetiks.com, Inc. was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetiks.com, Inc. On July 31, 2000, the Company changed its name to eLinear, Inc.

The Company believed that prospects for Internet technology companies were favorable for the first quarter of 2000. Accordingly, during the first six months of fiscal 2000, the Company's business model was based on the assumption that there would be affordable access to equity and capital to sustain an accelerated growth and expansion model.

However, by the second quarter of 2000 much uncertainty for Internet consulting and product delivery companies had materialized. By the fourth quarter of 2000 the financial market had fully established traditional economy requirements for Internet companies: positive cash flow, profits and sustainable debt levels. As a result, the Company continues to believe that most smaller ($2 to $5 million) Internet companies such as eLinear are now required to operate within traditional financial guidelines. Thus, the Company continues to believe that its ability to attract investment capital will depend, in part, on the Company's ability to develop and maintain positive cash flows and positive profit levels before and after taxes. There can be no assurances that the Company will be successful in this regard. During the 1st and 2nd quarters 2001, there was further industry-wide deterioration of the business prospects for Internet technology companies including companies of all sizes and geographic locations. This was especially true of larger companies.

Restructuring Activities

Accordingly, management continues to believe that the Company's earlier rapid expansion model was not realistic as it could not be sustained based on then available working capital and revenue streams. Furthermore, the Company continues to believe that its ability to expand is still dependent upon internally generated cash flows. Consequently, the Company was required to undertake rapid and deep financial and organizational restructuring through the 1st quarter of 2001. The restructuring, in terms of staff and corporate overhead, was essentially completed during the first quarter of 2001.

Beginning in the third quarter 2000, eLinear began to downsize its operations. In September 2000, the Tampa office was closed. By October 2000, the Fort Lauderdale office startup was abandoned. By December 2000, the Houston office lease was terminated with the staff maintaining networked home offices ("virtual offices"). In February of 2001, the Denver office space was put on the market with a listing agreement signed during March 2001. The Denver office had been used to service the IBM account with as many as eleven employees working on that engagement during the 2000 fiscal year. By mid-January 2001, all work assignments for IBM were successfully completed. Following the success of the Houston virtual office model, all of the Company's operations will, where feasible in terms of marketing, sales and product delivery, be operated on a virtual office basis in the future. In addition, the Company has placed for sale excess furniture, fixtures and computers not required for 2001 operations. However, the Company cannot assure that it will be able to sell these assets or that it will receive a fair price in the current market environment.

In addition, from a peak of 31 employees in July 2000, the Company reduced its staff to 15 employees by December 31, 2000. By March 2001, the staff was reduced to six full time employees. Furthermore, in order to simplify payroll management and accounting, all six employees of eLinear became co-employees of Administaff Companies, Inc. as of March 5, 2001. Administaff is a professional employer organization, serving as an offsite, full service human resource department. Through an employment agreement, Administaff establishes a co-employment relationship with all employees, thereby turning a two-party employment relationship into a three-party employment relationship. This allows Administaff to provide a full range of services, and also transfer or share many employer liabilities. It also enables employees to be placed on the payroll quickly and efficiently.

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

Despite its costs reduction efforts, eLinear is still faced with the accounting, legal and reporting requirements of a public company. The first objective of the company during the second quarter, 2001 was to sustain its operational and marketing functions, while simultaneously developing a new customer base to replace the revenues previously produced by its largest client, IBM. Management believes the challenge for the third quarter will be to continue to grow its new customer base and attract additional customers to expand the revenue and profit levels now achieved.

Macro Analysis

The organizational restructuring begun during the third quarter of 2000 was totally completed during the second quarter of 2001. The core staff was reduced from a high of 31 in 2001 to 6 during the first quarter 2001. This staff reduction and other attendant overhead cost reductions contributed to the achievement of $89,000 in profits for the second quarter 2001, more than double the first quarter of 2001. Revenues also doubled to $600,000 in the second quarter 2001 over the first quarter 2001. A new business model was fully employed by the Company during the second quarter of 2001 to drive marketing and sales and operational results. In order to enable and manage an expanding client base in Denver and Houston, a Senior Project Manager was hired in June, 2001 to bring the number of full time employees to 7 as of June 1, 2001.

eLinear New Business Model (Lnbm)

Introduction

Because of the unsatisfactory financial results for the Company's fiscal year 2000, the rapidly changing nature of the internet consulting business and the completion of the Company's work for its largest client (IBM) during the first quarter of 2001, the Company adopted a new, internally adapted and developed business model for the year 2001. The eLinear New Business Model (LNBM) was based on an intense evaluation of industry-wide consulting trends, eLinear's three years of consulting experience and a top to bottom analysis of potential customer requirements in a period of reduced technology budgets and practical reassessments about the future of internet technology applications.

Since the new business model was the essential foundation for the Company's success over the past two quarters of 2001, it is appropriate to examine its application in summary form:

eLinear is a digital technology based consulting services and product company providing management and decision support consulting to a variety of industry leaders and companies making technology investments in the $100,000 to $1,000,000 range. The value created by the successful application of digital technology is sometimes called "Digital Capital." It is Digital Capital that adds value to the individual business system or business enterprise.

eLinear Strategic Consulting Model - based on the creation and/or enhancement of Digital Capital

Product and Service Assessment

       Evaluate the products and offered by the client from the customer perspective:
       what value does the product and service provide?

In conducting an assessment, the client's customers, market(s), distribution and supply channels are identified and evaluated through the lens of how to improve the customer value experience by creating and enhancing Digital Capital through the application of digital technology.

Evaluation of Competitive Factors

Existing and in process product and service technology enhancements, including industry trends regarding consolidation, decentralization and elimination.

Assessment of how the client's customers are being served by competitive products and services and through what channels.

Investigation and Definition of Value Creators

These are the entities that contribute to the value creation universe of the client's business web (Bweb) by considering the multiple layers of value contributors.

       Customers - Identify those which receive and contribute to the business web

       Context - Define the relationship between the client's business web and the customer. A context provider manages multiple interrelationships, and value enhancement and sets the rules of engagement between the customer and the client's business web.

       Content - Represents the core values of any business web because it defines the goods, services and information that can satisfy customer needs. Content providers define, make and deliver value.

       Business Web Commerce - Commerce on the Bweb is defined within the transactional universe for conducting business including financial accounting and management, security and privacy, information and knowledge technology and management, logistics and delivery mechanisms and documentation of regulatory services and requirements.

       Business Infrastructure - The various infrastructure elements essential to most business enterprises are defined as: telecommunications and computer systems; hard paper and other physical records; bricks and mortar.

Conceptual and Graphical Formulation of a Digital Technology Business Web Solution

The essence of the creative process is the formulation of various business solutions that add/and/or create value for the client and result in competitive advantages that are predictable and measurable. The value creation derives from the ability of the customer to gain control (make his own airline reservations, for example) and change the essential relationship between client and customer to the customer's advantage with enhanced loyalty to the client and his business web.

Development of Digital Technology Business Webs

In terms of process:

Examine the preferred solution in terms of the value each component or entity adds to the solution.

Test the preferred solution to determine whether the new or adjusted business web inter-networked system will enable real time, customer responsive integrated business web communications and transactions.

Once the preferred solution is thoroughly tested, convert the results to a graphical presentation of how the business web will operate. This includes identification of all business web participants: customers, strategic partners, suppliers and regulators. Each business web participant is graphically analyzed in terms of existing and created values including such tangible benefits as goods, services and money. Knowledge becomes tangible when it is a component of a product or service providing strategic information, planning and technology that emanates from the value creation process.

All the various types of business web constructions are analyzed to determine which classification and sub types optimize the addition and creation of value. At the end of the strategic consultation process the Company becomes the solution provider in partnership with the client.

eLinear's Technology Consulting Model

The Company's digital capital focused technical consulting model is based upon the successful application of digital technology to provide business consulting, e-business software product selection and large scale project integration for enterprise level clients. eLinear is the nexus between clients, product partners, and development partners.

       The eLinear Nexus between Clients, Product partners and Development Partners in terms of process:

The Company provides technology consulting services to its clients using its Digital Capital-based strategic consulting model. The Company engages various partner software development companies to identify market needs. Current product partners include ATG, BEA, Documentum and Microsoft. The Company delivers services through a matrix of full time project assigned employees and contract employees that are employed on a project duration basis.

Product partners produce software products that are required for the implementation of the selected technology solution. The product partners share sales links and client opportunities with eLinear and eLinear in turn assists the product partners in their client selection process.

Development partners provide expertly trained staff to service and implement complex software integration projects managed by the solution provider, eLinear. Development partners are companies with excess staff and/or professional staffing companies that sub-contract their personnel on a project by project basis.

eLinear's Product Delivery Model

The Company provides installation configuration and customization of eLinear's proprietary Linear CMS content management system. This proprietary product enables small and medium-sized companies and/or small departments within large companies to update their own website, eliminating their reliance upon time consuming and expensive website design firms. In today's extremely competitive content management software market, eLinear often cannot practically charge a licensing fee without significant enhancement of the software itself and significant investment in new marketing and delivery systems. However, eLinear is able to generate revenue and profits in the deployment process that exceed most norms for selling third party software on a reseller or commission basis. eLinear also offers "Application Service Provider" hosted Linear CMS solutions for fixed annual or monthly fees as well as onsite deployment. eLinear's Linear CMS product has formed the historical basis for the Company's development and has enabled the Company to transition to its strategic and technology consulting models. From these models flow project management integration projects and software reseller and commission agreements and partnerships with development partners. Expansion of Linear CMS market penetration will require additional investment for software enhancement, product promotion, and system support.

eLinear Corporate Operational Model

The operational model components are marketing and sales, strategic consulting, technology consulting, system architecture, design and programming, system delivery and testing, and client service relationship management.

Strategic and Technology Consulting

eLinear has established markets in Denver, Colorado, and Houston, Texas. Its operational model requires a general manager with a consulting background and entrepreneurial business development expertise. eLinear's regional general managers execute the Company's Digital Capital strategic and technology consulting models. This involves the development and design of complex business web integration projects including the formation of key strategic relationships with software product vendors.

The strategic and technology consulting operational model employs dynamic staffing. Project management personnel that directly interface with the client are eLinear employees. Technical lead architects, with rare exception, are eLinear employees. The Technical Architect (TA) assists in the development of marketing and sales proposals before assuming responsibility for the overall design solution. The Technical Architect manages eLinear and subcontractor programmers. Presently skill sets required to manage the design process are high end JAVA J2EE programming and experience with the software products that eLinear encounters in its software integration projects, including, but not limited to, Documentum, ATG Dynamo, Oracle ERP systems, and BEA Weblogic server. Staff programmers are essential development resources that will be employed on a project by project basis. eLinear working capital levels are critical to the decision to hire subcontractor or new eLinear employees. Employment of in house staff programmers increases operating margins but requires a commitment to employment beyond individual projects. The general management task is to optimize the relationship between the two staffing methodologies to optimize operating margins without unduly increasing fixed staffing costs and corporate overhead.

Linear CMS Operational Model

Typically Linear CMS delivery teams consist of a project manager who is responsible for schedules, budgets and project implementation and testing, and a technical architect.

The technical architect assists in the development and sales proposal before providing the overall technical solution. Technical architects must be skilled in mid-level Microsoft ASP programming and SQL database design and development.

Programmers are usually entry level ASP/HTML experienced who are responsible for the integration of the client's existing website into Linear CMS including building content templates, as well as debugging, troubleshooting, and quality assurance. Working capital permitting, programmers will be eLinear employees.

Presently all eLinear employees are eLinear/Administaff company employees. This enables fluidity in the employment process as well as economies of scale for employee benefits and the outsourcing of many payroll and personnel management functions. As the number of projects increase there will be an increase in corporate operations and the subsequent need for a corporate controller.

The operational requirements for office space are now dynamic; however, eLinear is committed to continuing its home "virtual office" and temporary office space policy. The last long term corporate lease, in Denver, will conclude in January, 2002. eLinear personnel continue to work on the clients' sites as well as in their virtual offices. When offsite office space is required it will be considered "temporary" in duration and financial terms. Fortunately, the market for sub-leases and short-term leases is now robust. eLinear views office space, furniture and fixtures, and computers as temporary resources, not long term and expensive commitments.

Employment of eLinear New Business Model Results

In the calendar year 2000, over sixty percent of eLinear's revenues derived from one client, IBM, which formed the basis for eLinear's creation in 1997. During the past six months the Company has derived revenues from 20 clients and through the second quarter of 2001, billed 14 clients. More important than the number of clients is the quality and magnitude of the client list, some of which are described below.

IBM Corporation, Boulder, Colorado

Until January, 2001, when its assignment was completed, eLinear developed and deployed a complex web based content management system for a division of IBM that currently handles all content for the IBM Printing Systems division extranet, intranet and worldwide website. The Company gained invaluable experience working with a corporate world leader in technology. eLinear provided business process consulting; content management process engineering; system architecture and planning; software development for the content management solution; software versioning and life cycle management; software maintenance; website design service; website content writing services; creation of a content management system that manages intranet and internet content. During calendar year 2000, eLinear delivered services to IBM resulting in over $890,000 in revenue to eLinear.

McData Corporation

McData was founded in 1982 and is a recent spin off of EMC Corporation. McData delivers innovative networking solutions for enterprise-wide computing applications by manufacturing and delivering high performance switching solutions to Fibre Channel for open systems environments and Escon for IBM data centers. As a spin off, with a clean slate, McData now seeks to create a connected digital enterprise at the level of a Cisco and Dell capability. eLinear has functioned as a strategic and technical consultant in the selection of e-Business software. McData required selection assistance and implementation consulting with regards to a content management system, application servers, applications to manage customer and partner relationship and integration with back end ERP and Sales Force Automation systems such as SAP R/3, Oracle Financial and Seibel Systems. Currently e-Linear is the project manager for the McData integration project that includes BEA Weblogic and Documentum. Phase one service revenue for the project delivered during the second quarter 2001, totaled approximately $300,000.

This assignment follows upon the completion of the technical development plan for three year business web strategy, software product selection assistance, content management consulting and process design and initial project phase system architecture and planning.

Hines Limited Partnership, LLC, Houston, Texas

Hines is a fully integrated international commercial real estate development and management firm of 2,800 employees. It is a world leader in the development of office, retail and mixed-use developments of the highest quality with superior investment returns. eLinear implemented a version of its proprietary Linear CMS software that currently handles website content management for the Hines world wide website as well as many of its individual real estate projects under Hines Property Management.

As a strategic technical partner to Hines, eLinear provides: content management consulting; process engineering; portal product selection; system architecture and planning; installation of WEBCAS (predecessor software to Linear CMS) on the Lotus Notes platform; and the transition of WEBCAS to a Microsoft platform; integration of Hines' content management system with multiple diverse content repositories (Lotus Notes and Microsoft SQL 7.0 database); and finally, intranet design consulting and development. Product and service revenue from Hines during the prior eighteen months have totaled approximately $240,000.

Stewart and Stevenson, Inc., Houston, Texas

Stewart and Stevenson is a multi-billion dollar manufacturer of heavy industrial equipment including diesel engines and transmissions, electric generator modules and construction equipment. In addition, it is an industry leader in building tactical vehicles for the U.S. Army, ground support equipment for the airline industry and heavy production gear for the petroleum industry. The company has 4,000 employees operating in the Americas, Europe and the Middle East. The company is in the process of transitioning its website from a static environment for transmitting information about its products to a dynamic content management environment. eLinear has successfully implemented Linear CMS software enabling Stewart and Stevenson to update their worldwide website. Currently eLinear is engaged in extending the functionality of Stewart and Stevenson's business web to include their corporate intranet and individual manufacturing plants. The strategic and technical objective is the transition of managing branch specific content from staff marketing personnel to the field and technical experts located within each major product division. Consequently, the methodologies for creating, managing and updating Stewart and Stevenson's web content must be attractive to the user (if not exciting), while requiring minimal technical skills.

A fully developed content management system will enable establishment of online catalogues and procurement systems. eLinear provides content management consulting and process design, extended WEBCAS (Linear CMS) functionality to include content stored and managed in the database, and, finally, integration of software to enable selected database driven content to be viewed on both the internet and intranet. Phase one of the engagement resulted in just over $20,000 to eLinear. Currently underway, phase two of this engagement is valued at close to $120,000 to be delivered during the third quarter 2001.

Anadarko Petroleum Corporation, Houston, Texas

Anadarko is one of the largest, if not the largest, oil and gas production companies in the world, with operations in 15 countries. It is headquartered in the United States and is the single most active driller in North America with 80 rigs currently employed. Anadarko presently has a client based drilling and well head database with minimal features, reliability and functionality. eLinear has been engaged to implement the most current JAVA J2EE development standards to rewrite Anadarko's application in J2EE format. As such, eLinear has provided, or is providing, business case, platform and architecture consulting, J2EE application development as well as Oracle Database integration. The contract value of phase one of this project just over $230,000 to be delivered during the third quarter 2001.

Application of eLinear New Business Model

eLinear has nine other client companies for which it performed work during the second quarter of 2001. They are no less important than the Company's major customers. There is no guarantee that eLinear will always be able to engage clients of the size and caliber of those described herein, but that remains an ongoing strategic corporate objective. From a platform of traditional internet consulting services, that is, advising new clients and revisiting old clients about website development requirements and content management software techniques and tools, eLinear is now providing integrated technology solution and project integration and support services. Accordingly, eLinear provides assistance and analysis in software product selection and then, at the client's option, eLinear will configure, install and integrate the various software products into a new operating system based on the client's requirements. In order to accomplish these assignments, eLinear has developed partnership relationships with ATG, BEA, Documentum and Microsoft.

These client engagements represent the core and essentials of eLinear's new business model. As an expansion and enhancement of its IBM experience, eLinear continues to offer installation of website requirements based on eLinear's reformulation and enhancement of WEBCAS as Linear CMS proprietary content management system. Prototypically, this will include website design services, Linear CMS installation and Linear CMS customization. These assignments often are entryways to other internet consulting assignments both of strategic and technical nature. Over the past six months, eLinear has observed that the information and technology officers of both mid and large sized corporations are less inclined to undertake 6 to 18 month software integration projects with non-scalable budgets. "Marquis" integration projects are the exception rather than the rule. eLinear's New Business Model product and services pricing and scope are simple return on internal investment calculations. All projects are budgeted and scheduled in phases and become scalable based on eLinear's performance and the client's needs:

-	eLinear analyzes the client's needs, for which it is paid.
-	eLinear develops a project management plan for software integration projects for which it is paid.
-	At the client's option the client will engage eLinear as the project management integrator, for which it is paid.
-	At the client's option eLinear will purchase and subsequently resell the component software requirement, for which it is paid.
-	If the client requests ongoing support for maintenance, optimization and reconfiguration, eLinear will supply such services, for which it is paid.

Marketing And Sales: Opportunities; Diversification; And Variations

eLinear has no present financial capacity to expand much beyond its Denver and Houston area markets. The penetration of these two markets is still in the early stages. eLinear continues to rely exclusively on internally generated working capital to manage its working capital requirements for accounts receivable and operating expenses.

Currently, our ability to control and forecast revenues on a quarterly basis is extremely limited because of the volatility of our customers; budgets for technology. Corporate budgeting for technologic investments has become extremely short term and variable. In addition, clients are committing to initial project phases but not total project scope and budget.

The Management Team

The management team now consists of 7 full time employees with their time allocated approximately as follows:
Technology development and product licensing	10%
Marketing, sales and business development	35%
Software development and product servicing	10%
Project management	20%
Technical and strategic consulting	15%
Corporate operations	10%
100%

The Company will continue to hire new employees on a project by project basis and to contract work which does not require client interface. There is a larger pool of temporary and part time workers available now as compared to calendar year 2000; however, the employment cost of hiring skilled subcontractors has not decreased greatly. The Company makes no assurance that it can always hire subcontractors when they are needed at rates which will be profitable to eLinear.

Risk Factors

eLinear New Business Model dictates internal growth rates based on continued expansion and diversification of its customer base coupled with tight management of its corporate and fixed cost structure. While the Company has been successful in significantly reducing certain overhead costs, there can be no assurance that the Company will be able to continue to expand its client base without additional capitalization. No assurance can be made that the Company will be able to arrange for any interim debt and/or equity financing to support current operations, much less provide for any expansion. The Company is currently seeking additional capital but it can make no assurance that it will be successful or that it will be able to secure such financing on terms and conditions acceptable to the Company. Since the Company is operating with a new business model the likelihood of its continued success should be considered in light of the problems, expenses and delays that are frequently encountered by companies in the early and middle stages of business transition. Also to be considered is the competition and economic environment in which the Company conducts its business.

The Company relies heavily on its CEO and senior officers for consulting, marketing and sales and corporate management. The departure of one or more of these senior managers would severely impact the Company. Facing this reality the Company has adopted an amended stock option plan and granted significant amounts of those options to motivate and retain senior management and key personnel. The Company has no formal employment contracts in existence at this time. The Company remains limited at this time in its ability to pay performance bonuses as well as pay fully competitive salaries to senior management.

The loss of two or more major clients would severely impact the Company's growth model. The organizational restructuring to 7 full time persons should allow the Company to retrench before re-engaging its growth model. Furthermore the Company is subject to certain litigation and ongoing public company compliance expenses. See "Legal Matters."

Results of Operations:

Revenues: Revenue for the six months ended June 30, 2001 increased $45,607 to $906,788 from $861,181 for the six months ended June 30, 2000. Revenue for the three months ended June 30, 2001 increased $94,111 to $600,733 from $506,622 for the three months ended June 30, 2000. This increase reflects increases in both the size and number of client projects.

Consulting Contract Expense: Cost of consulting contract revenue for the six months ended June 30, 2001 decreased $24,209 to $404,592 from $428,801 for the six months ended June 30, 2000. Cost of consulting contract revenue for the three months ended June 30, 2001 increased $40,451 to $321,768 from $281,317 for the three months ended June 30, 2000. The recent increase in cost of consulting contract revenue is due the higher cost of specific skilled resources required for more complex client projects.

Operating Expense: Selling, general and administrative expenses for the six months ended June 30, 2001 decreased $312,354 to $368,994 from $681,348 for the six months ended June 30, 2000. Selling, general and administrative expenses for the three months ended June 30, 2001 decreased $248,590 to $189,423 from $438,013 for the comparable three months ended June 30, 2000. The decrease in selling, general and administrative expenses was due primarily to a reduction in headcount and a dramatic increase in the revenue per employee. These expense decreases reflect the Company's optimization of resources.

Liquidity and Capital Resources:

During the three and six months ended June 30, 2001, the Company generated revenues from two customers that represented 73% and 55% of total sales, respectively. During the three and six months ended June 30, 2000, the Company generated sales from two customers that represented 82% and 76% of total sales, respectively. The Company has successfully implemented strategies to expand and diversify its client base, both geographically and by industry, to minimize the risks associated with the concentration of revenues with one client. There can be no assurances that the Company will be able to continue to diversify its customer base. Revenues and earnings may also fluctuate based on the number and size of projects undertaken at the Company during any period of time.

Cash and cash equivalents as of June 30, 2001 were $84,874, compared to $416,610 as of June 30, 2000.

For the six months ended June 30, 2001, cash used by operations was $54,325. For the six months ended June 30, 2000, cash used by operations was $244,359.

Net cash used in investing activities was $0 and $107,524 for the six months ended June 30, 2001 and 2000, respectively. The primary use of cash in investing activities during the six months to June 30, 2000 was for the purchase of property and equipment.

Net cash used in financing activities was $0 and $171,000 for the six months ended June 30, 2001 and 2001, respectively. During the first six months of 2000, cash used in financing activities was related to the payment due a shareholder associated with the reverse merger completed in December 1999.

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

Item 4.     Submission of Matters to a Vote of Security Holders

       On March 29, 2001, the Board of Directors of eLinear and a majority of its stockholders approved a proposal to amend (the "Amendment") the Company's Certificate of Incorporation to effect a 1-for-20 reverse stock split of the Company's shares of common stock and preferred stock. The Amendment became effective on May 14, 2001.

Item 6.     Exhibits and Reports on Form 8-K

       (a)     Exhibits:

       None.

       (b)     Reports on Form 8-K:

       The Company filed a Form 8-K with the Commission on April 3, 2001 in which it reported under Item 5 that on March 29, 2001, the Board of Directors and a majority of its stockholders approved a proposal to amend (the "Amendment") the Company's Certificate of Incorporation to effect a 1-for-20 reverse stock split of the Company's shares of common stock and preferred stock. The Amendment became effective on May 14, 2001.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.
eLinear, Inc.
Date: August 14, 2001	By:/s/ Jon V. Ludwig Jon V. Ludwig, President, Chief Executive Officer, and Chairman of the Board

By:/s/William Ivins William Ivins, Senior Executive Vice President, Chief Operating Officer, Treasurer and Secretary