Form 10QSB
period 2001-09-30
ELINEAR INC
filed 2001-11-14
CIK 1001903

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

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

Title of Each Class
$.02 Par Value Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of November 13, 2001, the market value of the Registrant's $0.02 par value common stock, excluding shares held by affiliates, was $1,123,275 based on a closing bid price of $2.55 per share on the OTC Bulletin Board. There were 905,000 shares of common stock outstanding as of November 13, 2001.

Part I. Financial Information

Item 1. Financial Statements

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS	September 30, 2001 (Unaudited)	December 31, 2000
Current assets:
Cash and cash equivalents	$ 113,065	$ 139,199
Accounts receivable	455,202	85,682
Unbilled receivables	14,789	51,572
Other current assets	28,951	24,957
Total current assets	612,007	301,410
Property and equipment, net	39,798	40,233
Assets held for sale	32,220	32,493
Other assets	7,486	3,122
Total assets	$ 691,511	$ 377,258
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 117,451	$ 45,993
Accrued expenses	6,110	33,593
Deferred income	21,810	13,510
Total current liabilities	145,371	93,096
Commitments	-	-
Stockholders' equity:
Preferred stock; par value: 2001 - $.02; 2000 - $.001; shares authorized: 2001 - 25,000; 2000 - 500,000; 0 shares outstanding	-	-
Common stock; par value: 2001 - $.02: 2000 - $.001; shares authorized: 2001 - 3,750,000; 2000 - 20,000,000; shares issued: 2001 - 905,000; 2000 - 17,500,000	18,100	17,500
Additional paid in capital	1,214,618	1,136,615
Accumulated deficit	(686,578)	(869,953)
Total stockholders' equity	546,140	284,162
Total liabilities and stockholders' equity	$ 691,511	$ 377,258

The accompanying notes are an integral part of these consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000 (Restated)	2001	2000 (Restated)
Consulting contract revenue	566,578	408,314	1,473,366	1,269,495
Cost of consulting contract revenue	293,502	318,124	698,094	722,806
Gross profit	273,076	90,100	775,272	546,689
Selling, general and administrative expenses	222,903	413,200	591,897	1,118,757
Income (loss) from operations	50,173	(323,100)	183,375	(572,068)
Other income (expense):
Acquisition of fully vested common stock	-	(191,764)	-	(191,764)
Interest income	-	964	-	13,924
Other income (expense)	-	806	-	1,195
Income (loss) before income taxes	50,173	(513,094)	183,375	(748,713)
Income taxes	-	-	-	-
Net income (loss)	$ 50,173	($513,094)	$ 183,375	($748,713)
Earnings (loss) per share:
Basic	$ .06	($ .59)	$ .21	($ .86)
Diluted	$ .06	($ .59)	$ .12	($ .86)
Weighted average shares outstanding:
Basic	883,783	875,000	877,960	875,000
Diluted	1,584,275	875,000	1,565,677	875,000

The accompanying notes are an integral part of these consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended Sept. 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 183,375	($ 748,713)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expenses funded from issuance of options	15,903	3,203
Expenses funded from acquisition of fully
vested common stock options	-	191,764
Depreciation	11,836	22,691
Changes in operating assets and liabilities:
Accounts receivable	(369,520)	(143,572)
Unbilled receivables	36,783	-
Other current assets	(3,994)	3,000
Other assets	(4,364)	(27,196)
Accounts payable	71,458	89,429
Accrued expenses	(27,483)	6,445
Deferred income	8,300	(9,250)
Total adjustments	(261,081)	136,514
Net cash used in operating activities	(77,706)	(612,199)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets held for sale	250	-
Purchase of property and equipment	(11,378)	(126,127)
Net cash used in investing activities	(11,128)	(126,127)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of capital stock	62,700	-
Payment on due to stockholders	-	(171,000)
Net cash provided by (used in) financing activities	62,700	(171,000)
Net decrease in cash and cash equivalents	(26,134)	(909,326)
Cash and cash equivalents at beginning of period	139,199	939,493
Cash and cash equivalents at end of period	$ 113,065	$ 30,167

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

        During 2001, the Company issued 8,000 shares of common stock with a value of $22,800 in exchange for services.

The accompanying notes are an integral part of these consolidated financial statements

eLINEAR, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)

1.     The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2000 included in our Annual Report on Form 10-KSB as filed with the SEC.

2.     In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented have been included. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results for a full year.

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

        The statement of operations for the three and nine months ended September 30, 2000 have been restated to conform with results of the year ended December 31, 2000.

4.     Operations and Liquidity

        Commencing in early 2000, the Company embarked on a rapid business expansion program, the success of which depended upon attracting investment capital in amounts sufficient to fund overhead costs associated with the expansion. The Company was not successful in raising any investment capital and has incurred net losses in 2000 of approximately $870,000 as a result of significant excess overhead costs relative to the Company's revenue levels. Accordingly, during the last half of 2000 and first quarter of 2001, the Company closed its Florida operations, reduced its occupancy costs in Denver and Houston and significantly reduced its labor force and other overhead costs. As a result, the Company returned to modest profitability during the first three quarters of 2001.

        During 2000, the Company was dependent on one customer for approximately 53% of its revenues, but no contracts with this customer have been consummated in 2001. Management has since diversified its customer base but revenues from four customers represented 74% of total revenues and two customers represented 45% of total revenues during the three and nine months ended September 30, 2001, respectively. Accordingly, the Company intends to continue to attempt to diversify and expand its customer base with its current limited resources and maintain overhead costs at low levels.

        The Company cannot expand beyond its current limited level of operations in Denver and Houston without additional capitalization. While the Company has been successful in significantly reducing certain overhead costs, there can be no assurance that the Company will be able to continue to expand its client base without additional capitalization. The Company was able to arrange for a limited private placement of equity for $62,700 during the third quarter as part of its ongoing re-capitalization efforts. No assurance can be made that the Company will be able to arrange for any further interim debt and/or equity financing to support current operations, much less provide for any expansion. The Company is currently seeking additional capital but it can make no assurance that it will be successful or that it will be able to secure such financing on terms and conditions acceptable to the Company.

        While management believes these efforts should result in modest positive operating cash flows in 2001, there can be no assurance to that effect.

5.     Stock split

        Except for the balance sheet presentation, all share and per share information presented in the accompanying consolidated financial statements has been retroactively restated to reflect a one-for-twenty reverse stock split of the Company's common stock which occurred on May 14, 2001.

6.     Stock Options

        Pursuant to the company's Stock Option Plan (the "Plan"), between April 30 and September 17, 2001, the Company granted 330,000 incentive stock options and 492,000 nonqualified stock options to various employees and directors. The options vest over a period ranging up to four years and expire ten years from the date of grant. The exercise price of the options granted was between $1.20 and $2.95, which approximated the fair market value at the date of grant. Total expense to be recognized on these options was nominal.

7.     Major customer information

        During the three months ended September 30, 2001, the Company generated revenues from four customers that represented 74% of total sales. During the nine months ended September 30, 2001, the Company generated revenues from two customers that represented 45% of total sales. During the three and nine months ended September 30, 2000, the Company generated sales from two customers that represented 73%, and 72% of total sales, respectively.

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

Overview

        During the third quarter 2001, there was a further deterioration of the business prospects for Internet technology companies including companies of all sizes and geographic locations, especially larger sized companies. Overall business investment declined approximately 25% for the first nine months of 2001 with 11% of that decline in the third calendar quarter of 2001 alone. The events of September 11, 2001 brought overall business investment in information technology to a virtual standstill for the remainder of the third quarter. Only "must have" projects continued on and virtually all "nice to have" projects disappeared. New commitments for consulting service, project management integration service and purchase of new and add-on software was placed on hold. New commitments were terminated or pushed to the fourth quarter of 2001 or the first quarter of 2002 for reconsideration. eLinear's sales projections for the third quarter were impacted severely consistent with the internet consulting industry as a whole.

Restructuring Activities

        eLinear's restructuring activities were completed during the third quarter of 2001 with the consolidation of the eLinear staff in an office warehouse space in Houston, Texas.

Macro Analysis

        The Company continued to operate under its new business model which was fully employed during the second quarter of 2001. As of September 30, 2001, there were 9 full time employees, an increase of two over the second quarter. The new employees were computer programmers that were fully billable to contracts in progress.

eLinear New Business Model (Lnbm)

        After the events of September 11, 2001, the Lnbm was placed in a formal review process to provide for new marketing opportunities in the governmental sectors. In addition, the Company formalized its project management model to include future solicitation of public and governmental sector business.

  Marketing And Sales

        eLinear has no present financial capacity to expand much beyond its Denver and Houston area markets, although it just recently signed a contract to provide onsite consulting services to a major real estate firm in the Chicago area.

        As previously, the Company's ability to control and forecast revenues on a quarterly basis is extremely limited because of the volatility of our customers' budgets. Corporate budgets for technology investment have consistently been short term and variable and even more so since September 11, 2001. Client commitments tend to be short term and limited and do not usually include total project scope and budget. Many companies are using the fourth quarter 2001 to evaluate their 2002 budget commitments. As such, many companies are placing their fourth quarter budget allocations on hold and reallocating them to the first quarter 2002 and calendar 2002.

The Management Team

        The management team now consists of 9 full time employees with their time allocated approximately as follows:

Technology development and product licensing	10%
Marketing, sales and business development	35%
Software development and product servicing	10%
Project management	20%
Technical and strategic consulting	15%
Corporate operations	10%
100%

        The Company will continue to hire new employees on a project-by-project basis and to contract work that does not require client interface. There is a larger pool of temporary and part time workers available now as compared to calendar year 2000; however, the employment cost of hiring skilled subcontractors has not decreased greatly. The Company makes no assurance that it can always hire subcontractors when they are needed at rates that will be profitable to eLinear.

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

        The loss of two or more major clients would severely impact the Company's growth model. The organizational restructuring to 9 full time persons should allow the Company to retrench before re-engaging its growth model. Furthermore the Company is subject to certain litigation and ongoing public company compliance expenses. See "Legal Matters."

        The Company was able to arrange for a limited private placement for $62,700 during the third quarter as part of its ongoing re-capitalization efforts.

Results of Operations:

        Revenues: Revenue for the nine months ended September 30, 2001 increased $203,871 to $1,473,366 from $1,269,495 for the nine months ended September 30, 2000. Revenue for the three months ended September 30, 2001 increased $158,264 to $566,578 from $408,314 for the three months ended September 30, 2000. This increase reflects increases in both the size and number of client projects.

        Consulting Contract Expense: Cost of consulting contract revenue for the nine months ended September 30, 2001 decreased $24,712 to $698,094 from $722,806 for the nine months ended September 30, 2000. Cost of consulting contract revenue for the three months ended September 30, 2001 decreased $27,712 to $293,502 from $318,214 for the three months ended September 30, 2000. The recent decrease in cost of consulting contract revenue is due the efficient use of staff and contracting resources.

        Operating Expense: Selling, general and administrative expenses for the nine months ended September 30, 2001 decreased $526,860 to $591,897 from $1,118,757 for the nine months ended September 30, 2000. Selling, general and administrative expenses for the three months ended September 30, 2001 decreased $190,297 to $222,903 from $413,200 for the comparable three months ended September 30, 2000. The decrease in selling, general and administrative expenses was due primarily to a reduction in headcount and a dramatic increase in the revenue per employee. These expense decreases reflect the Company's optimization of resources.

Liquidity and Capital Resources:

        During the three and nine months ended September 30, 2001, the Company generated revenues from four and two customers that represented 74% and 45% of total sales, respectively. During the three and nine months ended September 30, 2000, the Company generated sales from two customers that represented 73% and 72% of total sales, respectively. The Company has successfully implemented strategies to expand and diversify its client base, both geographically and by industry, to minimize the risks associated with the concentration of revenues with a limited number of clients. There can be no assurances that the Company will be able to continue to diversify its customer base. Revenues and earnings may also fluctuate based on the number and size of projects undertaken at the Company during any period of time.

        Cash and cash equivalents as of September 30, 2001 were $113,065, compared to $139,199 as of September 30, 2000.

        For the nine months ended September 30, 2001, cash used by operations was $77,706. For the nine months ended September 30, 2000, cash used by operations was $612,199.

        Net cash used in investing activities was $11,128 and $126,127 for the nine months ended September 30, 2001 and 2000, respectively. The primary use of cash in investing activities during the nine months to September 30, 2001 and 2000, respectively, was for the purchase of property and equipment.

        Net cash (provided)/used in financing activities was ($62,700) and $171,000 for the nine months ended September 30, 2001 and 2001, respectively. During the first nine months of 2001, cash provided by financing activities was related to proceeds from a private placement. During the first nine months of 2000, cash used in financing activities was related to the payment due a shareholder associated with the reverse merger completed in December 1999.

        The Company cannot expand beyond its current limited level of operations in Denver and Houston without additional capitalization. While the Company has been successful in significantly reducing certain overhead costs, there can be no assurance that the Company will be able to continue to expand its client base without additional capitalization. The Company was able to arrange for a limited private placement of equity for $62,700 during the third quarter as part of its ongoing re-capitalization efforts. No assurance can be made that the Company will be able to arrange for any further interim debt and/or equity financing to support current operations, much less provide for any expansion. The Company is currently seeking additional capital but it can make no assurance that it will be successful or that it will be able to secure such financing on terms and conditions acceptable to the Company.

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

Item 2.      Changes in Securities

        The Company has granted options under its Stock Option Plan consisting of 330,000 incentive stock options and 492,000 non-qualified stock options, which options were granted to various key employees and directors. The options vest over a period up to four years and expire ten years from the date of grant. The exercise price of the options granted is between $1.20 and $2.95 per share, which exercise prices were equal to the fair market value of the Company's common stock on the date of grant. Securities issuable pursuant to the exercise of the options have been registered by the Company on a Registration Statement on Form S-8.

        During the quarter ended September 30, 2001, the Company sold a total of 22,000 units of its equity securities for total consideration of $62,700. Each unit consisted of one share of common stock and five common stock purchase warrants. The units were sold to three investors, each of whom was an "accredited investor" within the meaning of Rule 501a of Regulation D under the Securities Act. The securities were issued for investment purposes and were subject to restrictions on resale under the Securities Act. The securities were issued without registration under the Securities Act in reliance upon Section 4(2) thereof and Rule 506 of Regulation D thereunder.

Item 4.      Submission of Matters to a Vote of Security Holders

        None.

Item 6.      Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                 None.

        (b)    Reports on Form 8-K:

                None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

eLinear, Inc.
Date: November 14, 2001	By: /s/ Jon V. Ludwig Jon V. Ludwig, President, Chief Executive Officer, and Chairman of the Board
Date: November 14, 2001	By: /s/William Ivins William Ivins, Senior Executive Vice President, Chief Operating Officer, Treasurer and Secretary