Form 10KSB
period 2001-12-31
ELINEAR INC
filed 2002-02-26
CIK 1001903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO ____________.

COMMISSION FILE NUMBER 0-27418

                 ELINEAR, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	76-0478045 IRS EMPLOYER IDENTIFICATION NUMBER

          8800 Jameel Road, Suite 170, Houston, TX 77040
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 690-0855

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS NONE	NAME OF EACH EXCHANGE ON WHICH REGISTERED NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF EACH CLASS
$.02 PAR VALUE COMMON STOCK

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

State the issuer's revenues for its most recent year end: $1,938,390.

As of February 15, 2002, the market value of the Registrant's $0.02 par value common stock, excluding shares held by affiliates, was $ 1,970,910 based on a closing bid price of $ 4.40 per share on the OTC Bulletin Board. There were 905,000 shares of common stock outstanding as of February 15, 2002.

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

ITEM 1: DESCRIPTION OF BUSINESS

GENERAL

eLinear, Inc. (the Company or eLinear) since December 1999 has operated an Internet consulting business. The Company acquired its Internet consulting business as a result of its merger with Imagenuity, Inc. (Imagenuity) in late 1999. Immediately prior to acquiring the business of Imagenuity, the Company, which at the time was named Kinetiks.com, Inc,. did not engage in any business activities except for negotiating and compromising debt and searching for merger candidates. While Kinetiks.com, Inc. was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetiks.com, Inc. On July 31, 2000, the Company changed its name to eLinear, Inc.

The Company's current headquarters are located at 8800 Jameel Road, Suite 170, Houston, TX, 77040 and the main telephone number is (713) 690-0855. Its stock is traded on the OTC Bulletin Board under the symbol ELIN.

INTERNET INDUSTRY

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

eLinear's Internet Business

eLinear is an integrated technology consulting firm offering a full set of services ranging from traditional strategic technology consulting to managing complex technology integration projects. eLinear focuses on providing solutions to technology related issues ranging from managing the software selection process to installation and integration of complex software products. eLinear has developed partnership relationships with top software companies such as Art Technology Group, BEA Systems and Documentum.

In addition to providing complete customer technology services, eLinear also markets services that solve specific business problems for clients. Those services are based on the develop once, sell many template driven approach. Typically, these services focus on the small to medium business market segment, but they may be scaled to meet the requirements of most businesses. These services include use of eLinear's proprietary LinearCMS Website content management service, a Web application that allows non-technical personnel to develop and maintain Web pages on one or more Websites through a Web browser utilizing a configurable workflow.

The Company is continuing to focus on expanding the Company's client base and reducing overhead. The Company has reduced lease expenses in Houston and Denver and is maintaining a staff of 9 core employees. The Company is focusing its marketing efforts on the Texas and Colorado markets. There can, however, be no assurances that the Company will be able to continue to expand its client base. See Management Analysis and Discussion.

Competition

The market for Internet professional services is intensely competitive and subject to rapid technological change. eLinear's competitors include other Internet professional service firms, both national and regional, such as Viant and Scient as well as information technology firms such as Accenture and IBM.

There are relatively low barriers to entry into the Internet professional services business. eLinear expects that it will face additional competition from new entrants that provide significant performance, price, creative or other advantages over those offered by eLinear. Many of these competitors have greater name recognition and resources than eLinear.

CUSTOMERS

IBM was the dominant customer for fiscal year 2000 representing 53% of the gross revenues for the year 2000, but no contracts with this customer have been consummated in 2001. Management has since diversified its customer base for fiscal year 2001 but revenues from McData and Anadarko still represented 25% and 14% respectively, of total revenues during the year ended December 31, 2001.

PROPRIETARY RIGHTS

eLinear's success depends to a significant degree on its methodologies and software applications. eLinear does not have any patents or registered copyrights or registered trademarks. It relies, instead, on laws protecting trade secrets, common law rights with respect to copyrights and marks, as well as non-disclosure and other contractual agreements to protect proprietary rights. There can be no guarantee that those laws, and the procedures initiated to protect its business, will prevent misappropriation of its proprietary software and Web-site applications. In addition, those protections do not preclude competitors from developing products with similar features as those of eLinear.

Although eLinear believes its products and services are unique and do not infringe upon the proprietary rights of others, there can be no assurance that infringement claims will not be brought against eLinear in the future. Any such claims could result in costly litigation or have a material adverse effect on eLinear's business, operating results and financial condition.

EMPLOYEES

As of December 31, 2001, eLinear had 9 full-time employees and 2 part-time employees. Of those employees, 6 full-time employees were in consulting and development, 2 full-time employees were in sales and marketing, and 1 full-time employee and 2 part-time employees were in administration. In addition, in order to simplify payroll management and accounting 10 of the employees of eLinear became co-employees of Administaff Companies, Inc. as of March 5, 2001. Administaff is a Professional Employer Organization, serving as an offsite, full service human resource department. See Management's Discussion and Analysis. None of eLinear's employees are covered by any collective bargaining agreements. Management believes that its relations with its employees are good and eLinear has not experienced any work stoppages attributable to employee disagreements.

ITEM 2: PROPERTIES

eLinear's principal offices are located in approximately 2,400 square feet of leased office space in Houston, Texas. This space is leased at a rate of $1,300 per month. This lease expires September 1, 2004. While eLinear previously had other offices, beginning in the third quarter 2000, eLinear began to downsize its operations. In September 2000, the Tampa office was closed. By October 2000, the Fort Lauderdale office startup was abandoned. eLinear has successfully negotiated a sublease in the Westminster/ Denver office space reducing the Company's lease rate obligation to $1,300 per month.

ITEM 3: LEGAL PROCEEDINGS

From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings outside of the ordinary course of business except as set forth below:

1. On December 16, 1999, eLinear and Imagenuity were served with a complaint captioned Chris Sweeney v. Kinetiks.com, Inc. and Imagenuity, Inc., Circuit Court, Duval County, Florida, Civil Case Number 1999-7252-CA. The Complaint alleged a breach of an alleged oral modification of a written employment agreement between the Plaintiff, Chris Sweeney, and Imagenuity and alleged breaches by eLinear and Imagenuity of fiduciary obligations which the Plaintiff claims were owed to him. Plaintiff is seeking as damages twenty percent of eLinear's common stock received by the sole shareholder of Imagenuity in connection with the merger of Imagenuity with and into eLinear's subsidiary. After the filing of the Complaint, eLinear's subsidiary, Elinear Corporation, was added as a Defendant. Management intends to vigorously contest the case. While the Company believes the case to have no merit, at this stage it is impossible to predict the amount or range of potential loss, if any.

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

3. In September 2000, the Company terminated its Chief Financial Officer. That former officer brought a civil action alleging claims against the Company for severance compensation. The Company denied any liability and has vigorously defended the matter. As of the date of this Report, the Company has reached an agreement in principle with the former employee to settle the matter. Drafts of settlement agreements have been exchanged but not yet executed. The Company believes that there exists a high probability that the case will be settled in accordance with the terms of the draft settlement agreement. As a result, the Company believes that the likelihood that there will occur a material adverse judgment against the Company in this matter is remote.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

eLinear's common stock trades on the electronic bulletin board of the OTC market under the symbol ELIN. The following table summarizes the reported high and low bid prices for eLinear's common stock for each quarter within the last two years. Such information reflects inter dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

Bid Sales Price: High Low * 2000Q1 180.00 56.80 * 2000Q2 57.60 15.60 * 2000Q3 17.60 3.80 * 2000Q4 5.00 2.20 * 2001Q1 2.81 1.56 * 2001Q2 2.25 1.20 2001Q3 3.20 2.25 2001Q4 3.00 2.00

* Share prices have been retroactively restated to reflect a twenty-for-one reverse stock split of the Company's common stock which occurred on May 14, 2001.

As of February 15, 2002, based on information received from eLinear's transfer agent, the number of shareholders of record were 120, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past on its common stock, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Merger Agreement

In October 1999, the Company, which was then named Kinetiks.com, Inc., entered into an Agreement and Plan of Merger (the Plan) with Imagenuity, Inc. (Imagenuity), pursuant to which Imagenuity was to be merged with and into the Company. Immediately prior to acquiring the business of Imagenuity, the Company did not engage in any business activities except for negotiating and compromising debt and searching for merger candidates. The requirements of the Plan were satisfied on December 9, 1999 and the two companies were merged. On July 31, 2000, the Company changed its name to its present name, eLinear, Inc.

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

However, by the second quarter of 2000 much uncertainty for Internet companies had developed. By the fourth quarter of 2000 and thereafter the financial markets have fully established traditional economy requirements for Internet companies: positive cash flow, profits and sustainable debt levels. As a result, the Company believes that most smaller Internet companies such as eLinear are now required to operate within traditional financial guidelines. Thus, the Company believes that its ability to attract investment capital will depend, in part, on the Company's ability to develop and maintain positive cash flows and positive profit levels before and after taxes. There can be no assurances that the Company will be successful in this regard.

Market Opportunities and Market Diversification

Commencing in early 2000, the Company embarked on a rapid business expansion program, the success of which depended upon attracting investment capital in amounts sufficient to fund overhead costs associated with the expansion. The Company was not successful in raising any investment capital and incurred net losses in 2000 of approximately $870,000 as a result of significant excess overhead costs relative to the Company's revenue levels. Accordingly, during the last half of 2000 and first quarter of 2001, the Company closed its Florida operations, reduced its occupancy costs in Denver and Houston and significantly reduced its labor force and other overhead costs. As a result, the Company achieved approximately break-even operations in 2001.

IBM was the dominant customer for fiscal year 2000 representing 53% of the gross revenues for the year 2000, but no contracts with this customer have been consummated in 2001. Management has since diversified its customer base for fiscal year 2001 but revenues from McData and Anadarko still represented 25% and 14% respectively, of total revenues during the year ended December 31, 2001.

Since the first quarter of 2001, substantially all business development and business operations have been devoted to replacing the IBM revenue stream through expanding eLinear's list of client deliverables. eLinear has diversified its skill set and completed installations of Documentum and NCompass (now Microsoft Content Management Server) content management software, as well as installations of BEA's Java Application Server and Portal Server. eLinear has also completed several consulting projects focused on the software selection process.

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

The Management Team

eLinear now consists of nine full time employees - three corporate officers and six key employees. As a team their time is allocated according to the following schedule:

Technology development and product licensing               5%
Marketing, Sales and Business Development                35%
Software Development and Product Servicing              20%
Project Management                                                   25%
Internet Consulting                                                      10%
Corporate Operations                                                   5%
                                                                                 100%

The Company continues to hire new employees on a project-by-project basis. The Company intends, where applicable, to contract out certain work, such as high skill level technical programming. Hourly and temporary employees will be utilized wherever possible in a weakened technology labor market. The Company can make no assurances that it will be successful with this objective or assure that resources will be available where or when required.

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

Results of Operations

Year ended December 31, 2001 compared to year ended December 31, 2000

Total revenue increased $270,843 or 16% to $1,938,390 from $1,667,547 in 2001. This increase reflects increases in both the size and number of client projects as well as additions to eLinear's list of provided services. However, 39% of the revenues were derived from two clients.

Total operating expenses decreased $550,091 or 22% to $1,962,724 in 2001 from $2,512,815 for 2000. Cost of goods sold increased $189,682 or 21% from $919,857 to $1,109,539 for 2001, which corresponds to the increase in sales. Sales, marketing, and administration expenses decreased $739,773 or 46% from $1,592,958 to $853,185 for 2001 and resulted from planned cost-cutting measures implemented in late 2000.

Unusual expenses for 2001 include $15,494 of costs associated with the loss on disposal of fixed assets related to the contraction of the Denver office.

Total loss from operations decreased $828,088 or 95% to ($39,828) from $(867,916) in 2001. Income from operations as a percentage of revenue increased to (2%) in 2001 from (52%) in 2000. This increase in profit margin is primarily due to decreased expenses associated with the costs of developing sales and marketing through the reduction in headcount.

Year ended December 31, 2000 compared to year ended December 31, 1999

Total revenue increased $906,247 or 119% to $1,667,547 from $761, 300 in 2000. This increase reflects increases in both the size and number of client projects. However, the majority of the revenues were derived from one client.

Total operating expenses increased $2,030,308 or 421% to $2,512,815 from $482,507 for 2000. Cost of goods sold increased $656,412 or 249% from $263,445 to $919,857 for 2000. Sales, marketing, and administration expenses increased $1,373,896 or 627% from $219,062 to $1,592,958 for 2000. Compared to 1999, expenses for 2000 represented costs of developing sales and marketing programs to sustain the Company's accelerated growth model and merger and acquisition model, which were abandoned in mid-September 2000 due to a lack of working capital and an inability to attract outside working capital due to external market conditions. By December 31, 2000, headcount was reduced to 15 compared to a high of 31 during 2000.

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

Liquidity and Capital Resources

For the year 2001, the Company has derived a large portion of its revenues from two clients. The Company is implementing strategies to diversify its client base, both geographically and by industry, to minimize the risks associated with the concentration of revenues with two clients. Revenues and earnings may also fluctuate based on the number and size of projects undertaken at the Company during any period of time. Additionally, the Company is actively pursuing merger candidates that can compliment the services presently provided by the Company. The Company believes that it will need additional equity capital or debt financing in order to complete any merger or acquisition. The Company has not yet identified any realistic merger candidates and there can be no assurances that any such mergers can be successfully implemented.

Cash and cash equivalents as of December 31, 2001 were $111,545 and $139,199 in 2000. During 2001, the Company issued 8,000 shares of common stock with a value of $22,800 in exchange for public relations services.. The company also sold 22,000 shares of common stock with a value $62,700 as part of a private placement.. The private placement was terminated as of October 30, 2001 and was withdrawn by the company. The Company has funded its operations from the cash flows generated from operations and the issuance of equity securities.

For the year ended December 31, 2001, cash used in operating activities was $77,535. The Company purchased property and equipment and other assets in the amount of $12,819.

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

ITEM 7: FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors
eLinear, Inc.

We have audited the accompanying consolidated balance sheet of eLinear, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLinear, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

January 30, 2002
Tampa, Florida

ELINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31,2001
ASSETS
Current assets:
Cash and cash equivalents	$ 111,545
Accounts receivable	410,879
Unbilled services	873
Other current assets	27,119
Total current assets	550,416
Property and equipment, net	32,189
Assets held for sale	16,749
Other assets	7,486
Total assets	$ 606,840
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 214,585
Accrued expenses	63,865
Deferred revenue	14,562
Total current liabilities	293,012
Commitments and contingencies	-
Stockholders' equity:
Preferred stock; $.02 par value; 25,000 shares authorized;
0 shares issued and outstanding	-
Common stock; $.02 par value; 3,750,000 shares
authorized; 905,000 shares issued and outstanding	18,100
Additional paid-in capital	1,205,509
Accumulated deficit	(909,781)
Total stockholders' equity	313,828
Total liabilities and stockholders' equity	$ 606,840

See notes to consolidated financial statements.

ELINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
Consulting contract revenues	$ 1,938,390	$ 1,667,547
Cost of consulting contract revenue	1,109,539	919,857
Gross profit	828,851	747,690
Selling, general and administrative expenses	853,185	1,592,958
Loss from operations	(24,334)	(845,268)
Other income (expense):
Loss on assets held for sale	(15,494)(	37,339)
Interest income	-	13,936
Other income	-	755
	(15,494)	(22,148)
Loss before income taxes	(39,828)	(867,916)
Income taxes	-	-
Net loss	($ 39,828)	($ 867,916)
Basic and diluted loss per share	($ .05)	($ .99)
Basic and diluted weighted average shares outstanding	884,775	875,000

See notes to consolidated financial statements.

ELINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
	Common				Additional
			Preferred		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, January 1, 2000	17,500,000	$ 7,500	250,000	$ 250	$ 948,650	($ 2,037)	$ 964,363
Issuance of stock options for
services	-	-	-	-	15,185	-	15,185
Retirement of preferred shares	-	-	(250,000)	(250)	250	-	-
Acquisition of fully vested
common stock options	-	-	-		172,530	-	172,530
Net loss	-	-	-	-		(867,916)	(867,916)
Balances, January 1, 2001	17,500,000	17,500	-	-	1,136,615	(869,953)	284,162
Issuance of stock options for
services	-	-	-	-	6,794	-	6,794
One-for-twenty reverse stock
split	(16,625,000)	(16,625)	-	-	16,625	-	-
Change in par value from $.0001
to $.02	-	16,625	-	-	(16,625)	-	-
Common stock issued for services
(stock offering costs)	8,000	160	-	-	22,640	-	22,800
Common stock issued for cash,
net of $22,800 stock offering	22,000	440	-	-	39,460	-	39,900
costs
Net loss	-	-	-	-	-	(39,828)	(39,828)
Balances, December 31, 2001	905,000	$ 18,100	-	$ -	$1,205,509	($ 909,781)	$ 313,828

See notes to consolidated financial statements.

ELINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($ 39,828)	($ 867,916)
Adjustments to reconcile net loss to net
cash flows from operating activities:
Reacquisition of common stock options	-	191,764
Stock-based compensation	6,794	15,185
Depreciation	21,113	38,235
Loss on adjustment of assets held for sale
to net realizable value	15,494	37,339
Changes in operating assets and liabilities:
Accounts receivable	(325,197)	117,807
Other current assets	(2,162)	(21,957)
Unbilled services	50,699	(51,572)
Other assets	(4,364)	-
Accounts payable	168,592	7,609
Accrued expenses	30,272	24,637
Deferred revenue	1,052	4,260
Net cash flows from operating activities	(77,535)	(504,609)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,819)	(124,685)
Net cash flows from investing activities	(12,819)	(124,685)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on due to stockholders	-	(171,000)
Proceeds from the sale of common stock	62,700	-
Net cash flows from financing activities	62,700	(171,000)
Net change in cash and cash equivalents	(27,654)	(800,294)
Cash and cash equivalents at beginning of year	139,199	939,493
Cash and cash equivalents at end of year	$ 111,545	$ 139,199

Non-cash investing and financing activities:

During 2001, the Company issued 8,000 shares of common stock with a value of $22,800 in exchange for services in connection with a stock offering.

During 2000, all preferred shares of the Company's Series A Convertible Preferred Stock, par value $250, owned by the primary stockholder, were voluntarily surrendered for cancellation by the Company.

See notes to consolidated financial statements.

ELINEAR, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

1.     Description of business and significant accounting policies:

       Nature of business:

   eLinear, Inc. (the "Company" or "eLinear") is an Internet professional service firm providing strategic creative design, technology services, and training to companies seeking to capitalize on the Internet. The Company's current customers are based in the United States and Mexico.

       Background of the company and basis of presentation:

       eLinear, Inc. has operated an Internet consulting business since December 1999. The Company acquired its Internet consulting business as a result of its merger with Imagenuity, Inc. ("Imagenuity") in 1999. Immediately prior to acquiring the business of Imagenuity, the Company, which at the time was named Kinetiks.com, Inc., did not engage in any business activities except for negotiating and compromising debt and searching for merger candidates. While Kinetiks.com, Inc. was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetiks.com, Inc. On July 31, 2000, the Company changed its name to eLinear, Inc.

       Cash and Cash Equivalents:

       The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

        Concentration of Credit Risk:

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All of the Company's cash equivalents are held at high credit quality financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned primarily from clients located in the United States. The Company performs ongoing credit evaluations of its clients' financial condition and maintains reserves, as necessary, for potential credit losses based upon the expected collectability of total accounts receivable. To date, losses resulting from uncollectible receivables have not exceeded management's expectations.

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

       Stock-Based Compensation:

       The Company accounts for compensation costs associated with stock options and warrants issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock at date of grant exceeds the exercise price of the option granted.

       Revenue Recognition:

   Revenues include all amounts that are billable to clients. Revenues are recognized on a time and materials basis or on a percentage of completion basis, depending on the contract, as services are provided by employees and subcontractors. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price contracts is recognized over the contract term based on the percentage of services provided during the period compared to the total estimated services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Losses recognized during the years ended December 31, 2001 and 2000 were insignificant. Revenue recognized in excess of billings is recorded as unbilled services. Billings in excess of revenue recognized are recorded as deferred revenue until the above revenue recognition criteria are met.

       Use of Estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       Income Taxes:

   Deferred tax assets and liabilities result from differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Gross deferred tax assets are reduced by valuation allowances to the extent it is more likely than not that such deferred assets will not be realized.

       Per Share Amounts:

   Loss per share represents the net loss available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if common stock options or convertible preferred stock were exercised or converted into common stock. Diluted net loss per share is the same as basic net loss per share in 2001 and 2000 since the effect of common stock options is anti-dilutive.

       Reclassifications:

       Certain amounts as previously presented in the 2000 financial statements have been reclassified to conform to the current year presentation.

       Advertising:

       Advertising costs are charged to expense as incurred. The Company incurred approximately $21,000 and $38,000 in advertising expense during 2001 and 2000, respectively.

2.    Operations and liquidity:

       Commencing in early 2000, the Company embarked on a rapid business expansion program, the success of which depended upon attracting investment capital in amounts sufficient to fund overhead costs associated with the expansion. The Company was not successful in raising any investment capital and incurred net losses in 2000 of approximately $870,000 as a result of significant excess overhead costs relative to the Company's revenue levels. Accordingly, during the last half of 2000 and first quarter of 2001, the Company closed its Florida operations, reduced its occupancy costs in Denver and Houston and significantly reduced its labor force and other overhead costs. As a result, the Company achieved approximately break-even operations in 2001.

       During 2000, the Company was dependent on one customer for approximately 53% of its revenues, but no contracts with this customer have been consummated in 2001. Management has since diversified its customer base but revenues from two customers still represented 25% and 14%, respectively, of total revenues during the year ended December 31, 2001.

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

3.     Property and Equipment

       Property and equipment consist of the following at December 31, 2001:
Leasehold improvements	$ 16,897
Computer equipment	44,820
Equipment	8,897
70,614
Less: accumulated depreciation	(38,425)
$ 32,189

4.     Assets held for sale:

       During 2000, the Company closed its primary office in Houston, Texas and reduced the number of employees at its Denver, Colorado office in connection with downsizing during the year. The Company subsequently classified certain furniture and computer and office equipment, which are no longer in use, as assets held for sale. The Company incurred approximately $15,000 and $37,000 in losses in 2001 and 2000, respectively, associated with the write-down of these assets to net realizable value. Although the assets were originally expected to be sold during 2001, the Company was unable to dispose of them as planned. The Company expects to dispose of these assets during 2002.

5.     Stockholders' Equity:

       Stock split:

       Except for the consolidated statements of stockholders' equity presentation, all share and per share consolidated information presented in the accompanying consolidated financial statements and the footnotes thereto have been retroactively restated to reflect a twenty-for-one reverse stock split of the Company's common stock which occurred on May 14, 2001.

       Stock Option Plans:

       In August 1995, the Company approved a stock option plan under which up to 50,000 shares of the Company's common stock could be issued. In June 1996, the stockholders approved an amendment to the plan common shares available under the plan to 80,000. Incentive and nonqualified stock options may be granted to employees, directors, and consultants of the Company. Incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the stock's fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company.

       On March 31, 2000, the Company's board of directors approved the 2000 Stock Option Plan (the "Plan") under which up to 200,000 shares of the Company's common stock may be issued. Under the Plan, incentive and nonqualified stock options may be granted to employees, directors, and consultants of the Company. The term of options granted under the plan will be fixed by the Company provided the maximum option term may not exceed 10 years from the grant date (5 years for directors and individuals owning 10% or more of the Company's common stock at the time of grant). Incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the stock's fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company. Vesting rights will be fixed by the Company provided, however, that an outside director not have the right to exercise more than 50% of the shares granted until six months after the grant date.

       Stock Option Plans (continued):

       Common stock options issued, redeemed and outstanding during the years ended December 31, 2001 and 2000 under these plans and under no plan are as follows:

Description	Number of Options		Weighted Avg. Exercise Price/Share
Issued and outstanding at January 1, 2000	18,063		$70.00
Issued in 2000	898,700		12.80
Reacquired in 2000	(86,650)	(a)	39.40
Forfeited in 2000	(106,980)		43.40
Issued and outstanding at December 31, 2000	723,133		3.40
Issued in 2001	837,000		2.72
Forfeited in 2001	(96,050)		6.30
Issued and outstanding at December 31, 2001	1,464,083		$5.11

(a) On August 21, 2000, the Company ceased its operations in Florida. Simultaneously, the Company's then Chief Operating Officer's (COO) employment was terminated. In connection with these transactions, the Company reacquired 46,650 (post reverse split) of the Company's fully vested common stock options from the former COO in consideration for the transfer to a company controlled by the former COO of all the assets associated with the Company's Florida operations and the rights to use its proprietary Web CAS software. The $19,234 cost of the stock option reacquisition has been recognized in the 2000 statement of operations based upon the net book value of the assets sold at the date of transfer.

       On September 14, 2000 the Company's principal stockholder and Chairman of the Board conveyed 35,500 shares of the Company's common stock to a former officer of the Company in consideration of the surrender and cancellation by that officer of 40,000 (post reverse split) of the Company's fully vested common stock options. The $172,530 estimated fair value of the common stock conveyed by the principal stockholder for the benefit of the Company was recognized as an increase in paid-in capital and compensation expense in the 2000 statement of operations.

Stock options outstanding at December 31, 2001, are as follows:

Issue Date	Vesting Period Yrs	Exercise Price	Expiration Date	Remaining Life	Number Outstanding
April 2000	4	$39.36	April 2010	8.25Yrs	11,250
April 2000	.5	$39.36	April 2010	8.25Yrs	93,333
April 2000	4	$23.12	April 2010	8.25 Yrs	1,250
December 2000	4	$2.10	December 2010	9.00 Yrs	7,500
December 2000	.5	$2.18	December 2010	9.00 Yrs	548,750
April 2001	4	$1.30	April 2011	9.25 Yrs	90,000
May 2001	4	$2.15	May 2011	9.50 Yrs	12,500
June 2001	-	$2.90	December 2010	9.50 Yrs	675,000
August 2001	4	$2.85	August 2011	9.75 Yrs	7,000
August 2001	3	$2.85	August 2011	9.75 Yrs	12,500
October 2001	4	$2.90	October 2011	9.75 Yrs	5,000
					1,464,083

Stock options that are exercisable at December 31, 2001 are as follows:

Exercise Prices	Number Exercisable
$2.18	550,625
2.90	675,000
23.12	313
39.36	96,146
1,322,084

       The Company recognized compensation expense to non-employee directors of approximately $6,800 in 2001 associated with the issuance of 17,500 of these options. Had the accounting provisions of FAS 123 been adopted for options issued to employees, additional compensation expense of approximately $560,000 and $705,000 would have been recognized during the years ended December 31, 2001 and 2000, respectively, based on the Black-Scholes option pricing model, and net loss for the years ended December 31, 2001 and 2000 would have been approximately ($600,000) and ($1,573,000), respectively. The net loss per share would have been ($.68) and ($1.80) for the years ended December 31, 2001 and 2000, respectively.

       The "Black-Scholes" option-pricing model assumptions are as follows:

	2001	2000
Underlying stock price at grant date	$1.20 - 2.95	$2.18 - 39.36
Exercise price	$1.20 - 2.95	$2.18 - 39.36
Dividend yield	0%	0%
Risk free interest rate	5.277% - 6%	6%
Volatility	40%	40%

       Surrender of Preferred Stock:

       On June 15, 2000, all preferred shares of the Company's Series A Convertible Preferred Stock, par value $250, owned by the primary stockholder, were voluntarily surrendered for cancellation by the Company. These shares were convertible into 625,000 shares of common stock and had voting rights equal to 625,000 shares of common stock. The effect of this transaction increased additional paid-in capital by the book value of the preferred stock and eliminated the dilutive effect on the Company's common stock.

       Common stock warrants:

       In connection with various consulting and financing arrangements, the Company has issued warrants to purchase the Company's common stock at prices that range from $5 per share to the lesser of $25 per share or a 15% discount to the closing bid price of the Company's stock price on the date of exercise. The warrants are generally exercisable for a ten-year period and provide for "piggy-back" registration rights for the underlying shares at the request of the majority of the warrant holders. As of December 31, 2001, 28,000 warrants were outstanding.

       The Company issued the following warrants to purchase the Company's common stock in connection with the sale of common stock on September 7, 2001.

	Exercise Price	Warrants Outstanding
Class A Common Stock	$2.85	22,000
Class B Common Stock	2.90	22,000
Class C Common Stock	2.95	22,000
Class D Common Stock	3.00	22,000
Class E Common Stock	3.10	22,000

The agreements contain demand registration rights with respect to the warrants. The outstanding warrants expire from 4 to 24 months subsequent to the effective date of registration.

6.     Major customer information:

       During the year ended December 31, 2001, the Company generated revenues from two customers that represented 25% and 14% of total revenues, respectively. During the year ended December 31, 2000, the Company generated revenues from one customer that represented 53% of total revenues.

7.     Income taxes:

       Deferred tax assets consist of the following at December 31, 2001:

Net operating loss carryover	$ 2,426,000
Other	14,000
Valuation allowance	(2,440,000)
$ -

       Income tax (expense) benefit consists of the following:

	2001	2000
Current:
Federal	$ -	$ -
Deferred:
Deferred	(1,000)	13,000
Benefit of net operating loss carryover	425,000	2,851,000
Change in valuation allowance	(424,000)	(2,864,000)
	-	-
	$ -	$ -

The expected income tax benefit at the statutory tax rate differed from income taxes in the accompanying statements of operations as follows:

	Percentage of loss before income taxes
	2001	2000
Statutory tax rate	(34.0%)	(34.0%)
State tax(3.5%)	(3.5%)
Other	-	-
Change in deferred tax asset valuation allowance	37.5%	37.5%
Effective tax rate in accompanying statement of operations	0%	0%

       As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $6,477,000. The net operating loss carryforwards expire between 2019 and 2025. Valuation allowances have been provided to account for potential limitations on utilization of these tax benefits.

8.     Commitments and contingencies:

       Lease Commitment:

       The Company leases office facilities for its corporate operations conducted in Colorado and Texas under operating leases that expire in January 2004 and October 2004, respectively. The Company is required to make monthly payments of $1,300 and $1,848, respectively. Additionally, during the year ended December 31, 2001, the Company leased temporary office space on a month-to-month basis. Rent expense was approximately $39,000 and $115,000 for the years ended December 31, 2001 and 2000, respectively.

       Minimum future lease commitments under the non-cancelable operating lease are as follows:

Year ending December 31,
2002	$ 39,597
2003	37,776
2004	19,780
Total	$ 97,153

       Litigation:

       From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings outside of the ordinary course of business except as set forth below:

       On December 16, 1999, eLinear and Imagenuity were served with a complaint captioned Chris Sweeney v. Kinetiks.com, Inc. and Imagenuity, Inc., Circuit Court, Duval County, Florida, Civil Case Number 1999-7252-CA. The Complaint alleged a breach of an alleged oral modification of a written employment agreement between the Plaintiff, Chris Sweeney, and Imagenuity and alleged breaches by eLinear and Imagenuity of fiduciary obligations which the Plaintiff claims were owed to him. Plaintiff is seeking as damages twenty percent of eLinear's common stock received by the sole shareholder of Imagenuity in connection with the merger of Imagenuity with and into eLinear's subsidiary. After the filing of the Complaint, eLinear's subsidiary, Elinear Corporation, was added as a Defendant. Management intends to vigorously contest the case. While the Company believes the case to have no merit, at this stage it is impossible to predict the amount or range of potential loss, if any.

       In September 2000, the Company terminated its Chief Financial Officer. That former officer brought a civil action alleging claims against the Company for severance compensation. The Company denied any liability and has vigorously defended the matter. As of the date of this Report, the Company has reached an agreement in principle with the former employee to settle the matter. Drafts of settlement agreements have been exchanged but not yet executed. The Company believes that there exists a high probability that the case will be settled in accordance with the terms of the draft settlement agreement. As a result, the Company believes that the likelihood that there will occur a material adverse judgment against the Company in this matter is remote.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed by April 30, 2002.

ITEM 10: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed by April 30, 2002.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed by April 30, 2002.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed by April 30, 2002.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

None.

Reports on Form 8-K:

None.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2002.

ELINEAR, INC.
By: /s/ Jon Ludwig Jon Ludwig, Chief Executive Officer, President, and Chairman of the Board

       Pursuant to requirements of the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2002.

/s/ Jon Ludwig Jon Ludwig	Chief Executive Officer, President, and Chairman of the Board
/s/ William Ivins William Ivins	Senior Executive Vice President, Treasurer and Secretary and Member, Board of Directors
/s/ J. Leonard Ivins J. Leonard Ivins	Chief Financial Officer, Vice Chairman, Board of Directors