Form 10QSB
period 2002-03-31
ELINEAR INC
filed 2002-05-15
CIK 1001903

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

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

8800 Jameel Road, Suite 170
          Houston, Texas 77040
(Address of principal executive offices)

Registrant's telephone number, including area code: (713) 690-0855

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
$.02 Par Value Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [ ]

As of May 10, 2002, the market value of the Registrant's $0.02 par value common stock, excluding shares held by affiliates, was $1,020,985 based on a closing bid price of $2.17 per share on the OTC Bulletin Board. There were 1,305,000 and 1,335,000 shares of common stock outstanding as of March 31, 2002 and May 10, 2002, respectively.

Part I.     Financial Information

Item 1.      Financial Statements

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS	March 31, 2002	December 31,
	(Unaudited)	2001
Current assets:
Cash and cash equivalents	$ 12,970	$ 111,545
Accounts receivable	145,207	410,879
Unbilled receivables	5,800	873
Other current assets	22,082	27,119
Total current assets	186,059	550,416
Property and equipment, net	22,984	32,189
Assets held for sale	-	16,749
Other assets	4,388	7,486
Total assets	$ 213,431	$ 606,840
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 129,339	$214,585
Accrued expenses	29,246	63,865
Deferred income	32,069	14,562
Total current liabilities	190,654	293,012
Commitments	-	-
Stockholders' equity:
Preferred stock; $.02 par value; 25,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $.02 par value; 3,750,000 shares
authorized; 905,000 outstanding	26,100	18,100
Additional paid in capital	2,213,509	1,205,509
Stock subscriptions receivable	(1,008,000)	-
Accumulated deficit	(1,208,832)	(909,781)
Total stockholders' equity	22,777	313,828
Total liabilities and stockholders' equity	$ 213,431	$ 606,840

The accompanying notes are an integral part of these consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2002	2001
Consulting contract revenue	$ 192,113	$ 306,055
Cost of consulting contract revenue	236,242	82,824
Gross profit	(44,129)	223,231
Selling, general and administrative expenses	244,863	179,571
Income (loss) from operations	(288,992)	43,660
Other income (expense):
Interest income	-	-
Other income (expense)	(10,059)	-
Income (loss) before income taxes	(299,051)	43,660
Income taxes	-	-
Net income (loss)	($299,051)	$ 43,660
Basic and diluted earnings (loss) per share	(.32)	.05
Diluted earnings (loss) per share	(.32)	.03
Weighted average shares outstanding:
Basic	942,778	875,000
Diluted	942,778	1,484,412

The accompanying notes are an integral part of these consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)
	Common Shares	Amount	Additional Paid In Capital	Stock Subscription Receivable	Accumulated Deficit	Total
Balance, January 1,2002	905,000	18,100	1,205,509	0	(909,781)	313,828
Exercise of stock options	400,000	8,000	1,008,000	(1,008,000)	0	8,000
Net loss for the period	0	0	0	0	(299,051)	(299,051)
Balance, March 31, 2002	1,305,000	26,100	2,213,509	(1,008,000)	(1,208,832)	22,777

The accompanying notes are an integral part of these consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (299,051)	43,660
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	-	6,795
Non-cash bonus	8,000	-
Depreciation	4,672	3,686
Loss on disposal of property and equipment	10,059	-
Loss on adjustment of assets held for sale to net realizable value	16,749	-
Changes in operating assets and liabilities:
Accounts receivable	265,672	(67,167)
Unbilled receivables	(4,927)	47,157
Other assets	8,135	-
Accounts payable	(85,246)	(35,648)
Accrued expenses	(34,619)	907
Deferred income	17,507	(11,568)
Total adjustments	206,002	(55,838)
Net cash flows from operating activities	(93,049)	(12,178)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,526)	-
Net cash flows from investing activities	(5,526)	-
Net decrease in cash and cash equivalents	(98,575)	(12,178)
Cash and cash equivalents at beginning of period	111,545	139,199
Cash and cash equivalents at end of period	$ 12,970	127,021

The accompanying notes are an integral part of these consolidated financial statements

eLINEAR, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Unaudited)

1.       The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2001.

2.       In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented have been included. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results for a full year.

3.       Background of company and basis of presentation

         eLinear, Inc. (the "Company" or "eLinear") has operated an Internet consulting business since December 1999. The Company acquired its Internet consulting business as a result of its merger with Imagenuity, Inc. ("Imagenuity") in late 1999. Immediately prior to acquiring the business of Imagenuity, the Company, which at the time was named Kinetiks.com, Inc., did not engage in any business activities except for negotiating and compromising debt and searching for merger candidates. While Kinetiks.com, Inc. was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetiks.com, Inc. On July 31, 2000, the Company changed its name to eLinear, Inc.

4.       Operations and Liquidity

         During the first quarter 2002, there was a further deterioration of the business prospects for Internet technology companies including companies of all sizes and geographic locations, especially larger sized companies. Overall business investment declined approximately 30% during 2001. The events of September 11, 2001 brought overall business investment in information technology to a virtual standstill for the remainder of 2001. eLinear's sales projections for the first quarter were impacted severely consistent with the internet consulting industry as a whole.

         The Company cannot expand beyond its current limited level of operations in Denver and Houston without additional capitalization. The Company continues to seek new capital There can, however, be no assurance that such sources of capital will be available to the Company or, if available, that they will be upon terms and conditions acceptable to the Company. Accordingly, the Company intends to continue to attempt to diversify and expand its customer base with its current limited resources and maintain overhead costs at low levels. While management believes these efforts should result in modest positive operating cash flows in 2002, there can be no assurance to that effect.

5.       Equity

         Investor agreement

         On April 3, 2002, four members of management ("Selling Shareholders") entered into a Memorandum of Understanding with a potential investor for the sale of shares of the Company's common stock, which the Selling Shareholders had acquired pursuant to the exercise of options. In March 2002, each of the four Selling Shareholders exercised options to purchase 50,000 shares of the Company's common stock at an exercise price of $2.18 per share and exercised additional options to purchase an additional 50,000 shares of our common stock each for an exercise price of $2.90 per share. Each Selling Shareholder agreed to sell all of the shares of common stock acquired to the investor. The investor agreed to pay each Selling Shareholder $3.18 and $4.90 per share, respectively, for each share of common stock purchased for $2.18 and $2.90 per share, respectively.

         Stock subscriptions receivable

         As discussed in the preceding paragraph, the Company accepted promissory notes comprising $436,000 and $580,000 from four members of management of the Company in exchange for the exercise of common stock options on March 20, 2002 and March 27, 2002, respectively. These notes are non-interest bearing and due in annual installments of $218,000 and $290,000, respectively for two years. Payments of $21,800 were made toward the promissory notes in April 2002 by the management resulting from the sale of 10,000 shares.  The remainder of the shares have not been purchased by the investor and the Selling Shareholders rescinded their common shares in return for the options originally exercised. The stock subscriptions receivable were simultaneously canceled in April 2002 in relation to this transaction.

         Stock options issuance

         Pursuant to the company's Stock option Plan (the "Plan"), in March 2002, the Company granted 75,000 incentive stock options to an employee. The options vest over three years and expire ten years from the date of grant. The exercise price of the options granted was $3.00, which approximated the fair market value at the date of grant. No expense was recognized on these options. Had the accounting provisions of FAS 123 been adopted for options issued to employees, additional compensation expense would be nominal.

6.       Major customer information

         During the three months ended March 31, 2002, the Company generated revenues from three customers that represented 38%, 14% and 12% of total revenues, respectively. During the three months ended March 31, 2001, the Company generated revenues from three customers that represented 26%, 17% and 16% of total revenues, respectively.

7.       Litigation

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

Overview

         During the first quarter 2002, there was a further deterioration of the business prospects for Internet technology companies including companies of all sizes and geographic locations, especially larger sized companies. Overall business investment declined approximately 30% during 2001. The events of September 11, 2001 brought overall business investment in information technology to a virtual standstill for the remainder of 2001. Only "must have" projects continued on and virtually all "nice to have" projects disappeared. New commitments for consulting services, project management integration services and purchase of new and add-on software was placed on hold. New commitments were terminated or pushed to the second quarter of 2002 or the third quarter of 2002 for reconsideration. eLinear's sales projections for the first quarter were impacted severely consistent with the internet consulting industry as a whole.

Restructuring Activities

         Due to the almost complete inability to forecast sales on a quarter by quarter basis, restructuring of eLinear's staffing and resource allocations are an ongoing operation.

Macro Analysis

         The Company continued to operate under its new business model, which was fully employed during the second quarter of 2001. As of March 31, 2002, there were 9 full time employees. The new employees were computer programmers that were fully billable to contracts in progress.

Marketing And Sales

         eLinear has no present financial capacity to expand beyond its Denver and Houston area markets.

         As previously, the Company's ability to control and forecast revenues on a quarterly basis is extremely limited because of the volatility of our customers' budgets. Corporate budgets for technology investment have consistently been short term and extremely variable and even more so since September 11, 2001. Client commitments tend to be short term and very limited and do not usually include total project scope and budget. Many companies are using the first and second quarter 2002 to evaluate their overall 2002 budget commitments. As such, many companies have placed their first quarter budget allocations on hold and reallocating them to the second or third quarter 2002 and all of calendar 2002. Some companies are pushing their entire technology budgets to 2003.

The Management Team

         The management team now consists of 9 full time employees with their time allocated approximately as follows:

Technology development and product licensing	10%
Marketing, sales and business development	25%
Software development and product servicing	10%
Project management	30%
Technical and strategic consulting	15%
Corporate operations	10%
100%

         The Company will continue to hire new employees on a project-by-project basis and to contract work that does not usually require client interface. There is a larger pool of temporary and part time workers available now as compared to calendar year 2001; however, the employment cost of hiring skilled subcontractors has not decreased greatly. The Company makes no assurance that it can always hire subcontractors when they are needed at rates that will be profitable to eLinear.

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

         The loss of two or more major clients would severely impact the Company's growth model. The ongoing organizational restructuring to 9 full time persons should allow the Company to retrench before re-engaging its growth model. Furthermore the Company is subject to certain litigation and ongoing public company compliance expenses. See "Legal Matters."

         The Company was able to arrange for a limited private placement for $74,250 during the first quarter that was executed and funded during the second quarter of 2002 as part of its ongoing re-capitalization efforts. Ongoing efforts to raise equity and/or debt financing are necessary requirements of senior management; however, those efforts subtract from the capability of senior management to increase their marketing and sales efforts.

Results of Operations:

         Revenues: Revenue for the three months ended March 31, 2002 decreased ($113,942) to $192,113 from $306,055 for the three months ended March 31, 2001. The decrease in revenue was due to the decreased corporate information technology spending and significant reductions in the effective billing rates charged to existing and new customers. Additionally, significant time and attention of eLinear senior management was dedicated to fund raising diverting their attention from generating revenue and attracting new customers.

         Consulting Contract Expense: Cost of consulting contract revenue for the three months ended March 31, 2002 increased $153,418 to $236,242 from $82,824 for the three months ended March 31, 2001. The increase in expense resulted from maintenance and support cost of prior integration contracts and increased staff to support large scale integration services.

         Operating Expense: Selling, general and administrative expenses for the three months ended March 31, 2002 increased $65,292 to $244,863 from $179,571 for the three months ended March 31, 2001. The increase in expense resulted from administrative expenses associated with fund raising efforts during the quarter and increased staff that was hired to prepare for projected expansion related to funding.

Liquidity and Capital Resources:

         During the three months ended March 31, 2002, the Company generated revenues from three customers that represented 38%, 14% and 12% of total revenues, respectively. There can be no assurances that the Company will be able to continue to diversify its customer base. Revenues and earnings will also fluctuate based on the number and size of projects undertaken at the Company during any period of time.

         Cash and cash equivalents as of March 31, 2002 were $12,970, compared to $111,545 as of March 31, 2001.

         For the three months ended March 31, 2002, cash used by operations was $93,049. For the three months ended March 31, 2001, cash used by operations was $12,178.

         Net cash used in investing activities was $5,526 and $0 for the three months ended March 31, 2002 and 2001, respectively. The primary use of cash in investing activities during the three months to March 31, 2002, was for the purchase of property and equipment.

         Net cash (provided)/used in financing activities was $0 for the Three months ended March 31, 2002.

         The Company cannot expand beyond its current limited level of operations in Denver and Houston without additional capitalization. While the Company has been successful in significantly reducing certain overhead costs, there can be no assurance that the Company will be able to continue to expand its client base without additional capitalization. The Company was able to arrange for a limited private placement of equity for $74,250 during the first quarter of 2002 that was executed and funded during the second quarter of 2002, as part of its ongoing re-capitalization efforts. No assurance can be made that the Company will be able to arrange for any further interim debt and/or equity financing to support current operations, much less provide for any expansion. The Company is currently seeking additional capital but it can make no assurance that it will be successful or that it will be able to secure such financing on terms and conditions acceptable to the Company.

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

eLinear, Inc.
Date: May 15, 2002	By: /s/ Jon V. Ludwig Jon V. Ludwig, President, Chief Executive Officer, and Chairman of the Board
Date: May 15, 2002	By: /s/William Ivins William Ivins, Senior Executive Vice President, Chief Operating Officer, Treasurer (Principal Financial Officer) and Director
Date: May 15, 2002	By: /s/ J. Leonard Ivins J. Leonard Ivins, Vice President - Corporate Policy & Finance (Principal Financial Officer) and Vice Chairman of the Board of Directors (Director)