Form 10QSB
period 2002-06-30
ELINEAR INC
filed 2002-08-19
CIK 1001903

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

Title of Each Class
$.02 Par Value Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [ ]

As of July 17, 2002, the market value of the Registrant's $0.02 par value common stock, excluding shares held by affiliates, was $600,210 based on a closing bid price of $1.17 per share on the OTC Bulletin Board. There were 967,500 shares of common stock outstanding as of June 30, 2002 and July 17, 2002.

Part I.     Financial Information

Item 1.      Financial Statements

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2002	December 31,
	(Unaudited)	2001
Current assets:
Cash and cash equivalents	$ 26,353	$ 111,545
Accounts receivable	138,155	410,879
Unbilled receivables	2,760	873
Other current assets	22,082	27,119
Total current assets	189,350	550,416
Property and equipment, net	20,089	32,189
Assets held for sale	-	16,749
Other assets	4,388	7,486
Total assets	$ 213,827	$ 606,840
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 111,154	$ 214,585
Accrued expenses	43,039	63,865
Deferred income	14,800	14,562
Total current liabilities	168,992	293,012
Commitments	-	-
Stockholders' equity:
Preferred stock; $.02 par value; 25,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $.02 par value; 3,750,000 shares
authorized; 967,500 outstanding	19,350	18,100
Additional paid in capital	1,326,249	1,205,509
Accumulated deficit	(1,300,764)	(909,781)
Total stockholders' equity	44,835	313,828
Total liabilities and stockholders' equity	$ 213,827	$ 606,840

The accompanying notes are an integral part of these consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Consulting contract revenue	269,605	600,733	461,718	0906,788
Cost of consulting contract revenue	189,741	321,768	425,983	404,592
Gross profit	79,864	278,965	35,735	502,196
Selling, general and administrative expenses	179,534	189,423	399,320	368,994
Income (loss) from operations	(99,670)	89,542	(363,585)	133,202
Other income (expense):
Interest income	0	0	0	0
Other income (expense)	0	0	(26,808)	0
Income (loss) before income taxes	(99,670)	89,542	(390,393)	133,202
Income taxes	0	0	0	0
Net income (loss)	(99,670)	89,542	(390,393)	133,202
Basic and diluted earnings (loss) per share	(.103)	0.10	(0.42)	0.15
Diluted earnings (loss) per share	(.103)	0.06	(0.42)	0.08
Weighted average shares outstanding:
Basic	967,500	875,000	967,500	875,000
Diluted	967,500	1,604,643	967,500	1,588,871

The accompanying notes are an integral part of these consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Shares	Amount	Additional Paid In Capital	Stock Subscription Receivable	Accumulated Deficit	Total
Balance, March 31,2002	1,305,000	26,100	2,213,509	(1,008,000)	(1,208,832)	22,777
Cancel stock exercise of stock options	(390,000)	(7,340)	(1,008,000)	1,008,000	0	(7,340)
Exercise of Stock Option	19,500		47,150			47,150
Private Placement	33,000		73,590			73,590
Net loss for the period	0	0	0	0	(99,671)	(99,671)
Balance, June 30, 2002	967,500	18,760	1,326,249	0	(1,308,503)	36,506

The accompanying notes are an integral part of these consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(390,393)	133,202
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expenses funded from issuance of options	0	13,949
Depreciation	12,099	7,373
Changes in operating assets and liabilities:
Accounts receivable	272,723	(264,208)
Unbilled receivables	(1,887)	(6,178)
Other current assets	5,037	(9,336)
Other assets	19,846	250
Accounts payable	(103,430)	31,585
Accrued expenses	(20,827)	42,023
Deferred income	238	(2,985)
Total adjustments	171,700	(187,527)
Net cash used in operating activities	(206,594)	(54,325)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on due to stockholders	-	-
Net cash increase from financing activities	121,400	-
Net decrease in cash and cash equivalents	(85,194)	(54,325)
Cash and cash equivalents at beginning of period	111,545	139,199
Cash and cash equivalents at end of period	26,353	84,874

The accompanying notes are an integral part of these consolidated financial statements

eLINEAR, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

1.       The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2001.

2.       In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented have been included. The results of operations for the three and six months ended June, 2002 and 2001 are not necessarily indicative of the results for a full year.

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

4.        Operations and Liquidity

        During the second quarter 2002, there was a further deterioration of the business prospects for Internet technology companies including companies of all sizes and geographic locations, especially larger sized companies. Overall business investment declined approximately 30% during 2001. The events of September 11, 2001 brought overall business investment in information technology to a virtual standstill for the remainder of 2001. eLinear's sales projections for the first quarter were impacted severely consistent with the internet consulting industry as a whole.

        The Company cannot expand beyond its current limited level of operations in Denver and Houston without additional capitalization. The Company continues to seek new capital There can, however, be no assurance that such sources of capital will be available to the Company or, if available, that they will be upon terms and conditions acceptable to the Company. Accordingly, the Company intends to continue to attempt to diversify and expand its customer base with its current limited resources and maintain overhead costs at low levels. While management believes these efforts may result in modest positive operating cash flows in 2002, there can be no assurance to that effect.

5.       Equity

         Investor agreement

         On April 3, 2002, four members of management ("Selling Shareholders") entered into a Memorandum of Understanding with a potential investor for the sale of shares of the Company's common stock, which the Selling Shareholders had acquired pursuant to the exercise of options. In March 2002, each of the four Selling Shareholders exercised options to purchase 50,000 shares of the Company's common stock at an exercise price of $2.18 per share and exercised additional options to purchase an additional 50,000 shares of our common stock each for an exercise price of $2.90 per share. Each Selling Shareholder agreed to sell all of the shares of common stock acquired to the investor. The investor agreed to pay each Selling Shareholder $3.18 and $4.90 per share, respectively, for each share of common stock purchased for $2.18 and $2.90 per share, respectively. The Company has terminated all agreements with the potential investor as of June 30, 2002.

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

6.        Major customer information

       During the three and six months ended June 30, 2002, the Company generated revenues from two customers that represented 52% and 51% of total revenues, respectively. During the three and six months ended June 30, 2001, the Company generated revenues from two customers that represented 73% and 55% of total revenues, respectively.

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

        As of the date of this report, the company has settled the lawsuit brought by its former Chief Financial Officer in September 2000.

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

Overview

        During the second quarter 2002, there was a continued deterioration of the business prospects for Internet technology companies including companies of all sizes and geographic locations, especially larger sized companies. Overall business investment declined approximately 30% during 2001. The events of September 11, 2001 brought overall business investment in information technology to a virtual standstill for the remainder of 2001. Only "must have" projects continued on and virtually all "nice to have" projects disappeared. New commitments for consulting services, project management integration services and purchase of new and add-on software have not recovered from the 2000 and 2001 downturns. New commitments continue to be terminated or pushed to the fourth quarter of 2002 or fiscal 2003 for reconsideration. eLinear's sales projections for the second quarter were impacted severely consistent with the internet consulting industry as a whole.

Restructuring Activities

        Due to the almost complete inability to forecast sales on a quarter by quarter basis, restructuring of eLinear's staffing and resource allocations are an ongoing operation.

Macro Analysis

        The Company continued to operate under its new business model, which was fully employed during the second quarter of 2001. As of June 30, 2002, there were 6 full time employees.

Marketing And Sales

        eLinear has no present financial capacity to expand beyond its Denver and Houston area markets. The Company has cancelled its $1,350 monthly sublease for the Denver office and is currently looking for smaller, less costly space.

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

The Management Team

        The management team now consists of 6 full time employees with their time allocated approximately as follows:

Technology development and product licensing	15%
Marketing, sales and business development	25%
Project management	25%
Technical and strategic consulting	25%
Corporate operations	10%
100%

        The Company will continue to hire new employees on a project-by-project basis and to contract work that does not usually require client interface. There is a much larger pool of temporary and part time workers available now as compared to calendar year 2001; however, the employment cost of hiring skilled subcontractors has decreased somewhat compared to 2001. The Company makes no assurance that it can always hire subcontractors when they are needed at rates that will be profitable to eLinear.

Risk Factors

        eLinear New Business Model dictates internal growth rates based on continued expansion and diversification of its customer base coupled with tight management of its corporate and fixed cost structure. While the Company has been successful in significantly reducing certain overhead costs, there can be no assurance that the Company will be able to continue to expand its client base without additional capitalization. No assurance can be made that the Company will be able to arrange for any interim debt and/or equity financing to support current operations, much less provide for any expansion. The Company is currently seeking additional capital but it can make no assurance that it will be successful or that it will be able to secure such financing on terms and conditions acceptable to the Company. Since the Company is operating with a new business model the likelihood of its continued success should be considered in light of the problems, expenses and delays that are frequently encountered by companies in the middle stages of business transition. Also to be considered is the competition and economic environment in which the Company conducts its business.

        The Company relies heavily on its CEO for consulting, marketing and sales and corporate management. In 2001, the Company has adopted an amended stock option plan and granted significant amounts of those options to motivate and retain senior management and key personnel. The Company has no formal employment contracts in existence at this time. The Company has no ability at this time to pay performance bonuses as well as pay fully competitive salaries to senior management.

        The loss of two or more major clients would severely impact the Company's growth model. The ongoing organizational restructuring to 6 full time persons should allow the Company to further retrench before re-engaging its growth model. Furthermore the Company is subject to certain litigation and ongoing public company compliance expenses. See "Legal Matters."

        The Company was able to arrange for a limited private placement for $74,250 during the first quarter that was executed and funded during the second quarter of 2002 as part of its ongoing re-capitalization efforts. Ongoing efforts to raise equity and/or debt financing are necessary requirements of senior management; however, those efforts subtract from the capability of senior management to increase their marketing and sales efforts. The Company has retained an investment banker to assist the Company in raising additional equity and/or locating a suitable merger partner. However, there are no assurances that these efforts will be successful.

Results of Operations:

         Revenues : Revenue for the six months ended June 30, 2002 decreased $445,070 to $461,718 from $906,788 for the six months ended June 30, 2001. Revenue for the three months ended June 30, 2002 decreased $331,128 to $269,605 from $600,733 for the three months ended June 30, 2001. The decrease in revenue was due to the decreased corporate information technology budgets and significant reductions in the effective billing rates charged to existing and new customers. Additionally, significant time and attention of eLinear senior management was dedicated to fund raising diverting their attention from generating revenue and attracting new customers.

         Consulting Contract Expense : Cost of consulting contract revenue for the six months ended June 30, 2002 increased $21,391 to $425,983 from $404,592 for the six months ended June 30, 2001. Cost of consulting contract revenue for the three months ended June 30, 2002 decreased $132,027 to $189,741 from $321,768 for the three months ended June 30, 2001. The increase in expense resulted from maintenance and support cost of prior integration contracts and increased temporary staff to support large-scale integration services.

         Operating Expense : Selling, general and administrative expenses for the six months ended June 30, 2002 increased $30,326 to $399,320 from $368,994 for the six months ended June 30, 2001. Selling, general and administrative expenses for the three months ended June 30, 2002 decreased $9,889 to $179,534 from $189,423 for the comparable three months ended June 30, 2001.

Liquidity and Capital Resources:

        During the three and six months ended June 30, 2002, the Company generated revenues from two customers that represented 52% and 51% of total revenues, respectively. During the three and six months ended June 30, 2001, the Company generated revenues from two customers that represented 73% and 55% of total revenues, respectively. There can be no assurances that the Company will be able to further diversify its customer base. Revenues and earnings will also fluctuate based on the number and size of projects undertaken at the Company during any period of time.

        Cash and cash equivalents as of June 30, 2002 were $26,353, compared to $84,874 as of June 30, 2001.

        For the six months ended June 30, 2002, cash used by operations was $206,594. For the six months ended June 30, 2001, cash used by operations was $54,325.

       Net cash used in investing activities was $0 and $0 for the six months ended June 30, 2002 and 2001, respectively.

       Net cash gained in financing activities was $121,400 and $0 for the six months ended June 30, 2002 and 2001, respectively

        The Company cannot expand beyond its current limited level of operations in Denver and Houston without additional capitalization. While the Company has been successful in significantly reducing certain overhead costs this quarter, there can be no assurance that the Company will be able to continue to expand its client base without additional capitalization. The Company was able to arrange for a limited private placement of equity for $74,250 during the first quarter of 2002 that was executed and funded during the second quarter of 2002, as part of its ongoing re-capitalization efforts. No assurance can be made that the Company will be able to arrange for any further interim debt and/or equity financing to support current operations, much less provide for any expansion. The Company is currently seeking additional capital but it can make no assurance that it will be successful or that it will be able to secure such financing on terms and conditions acceptable to the Company.

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

        3.    In May 2002, the company settled the lawsuit brought by its former Chief Financial Officer in September 2000.

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

Item 4.     Submission of Matters to a Vote of Security Holders

        On July 12, 2002 at the annual shareholder's meeting the following matters were approved by the shareholders:

     (a)     Election of Jon V. Ludwig and J. Leonard Ivins as Directors.

     (b)     Ratification of Aidman, Piser & Company, P.A. as the Company's independent auditors until the conclusion of the 2003 annual meeting.

     (c)      Amendment of our Certificate of Incorporation to increase the authorized shares of Common Stock from 3,750,000 shares to 100,000,000 shares and to increase the authorized shares of Preferred Stock from 25,000 shares to 10,000,000 shares. Voting was as follows: For 628, 565; Against 47,798; Abstain 820; Not Voted 245,300.

Item 5. Issuance of Form 8-K

       On July 26th the Company issued an 8-K announcing the resignation of Aidman Piser & Company, eLinear's independent auditor and accounting firm, and the appointment of Gerald Hendricks & Company of Denver, Colorado as the Company independent auditor and accounting firm. Gerald Hendricks & Company had previously served as the Company's independent auditor and accounting firm until April 2000 when the Company headquarters moved to Tampa, Florida. The Company closed its Florida office in 2001. The Company currently maintains a headquarter office in Denver.

Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibits:

             None.

     (b)     Reports on Form 8-K:

            Change in Company's independent auditor and accounting firm.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

eLinear, Inc.
Date: August 19, 2002	By: /s/ Jon V. Ludwig Jon V. Ludwig, President, Chief Executive Officer, and Chairman of the Board