Form 10QSB
period 2002-09-30
ELINEAR INC
filed 2002-11-14
CIK 1001903

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

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

Title of Each Class
$.02 Par Value Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [ ]

As of November 7, 2002, the market value of the Registrant's $0.02 par value common stock, excluding shares held by affiliates, was $363,475 based on a closing bid price of $0.35 per share on the OTC Bulletin Board. There were 1,038,500 shares of common stock outstanding as of September 30, 2002 and November 7, 2002.

Part I.     Financial Information

Item 1.      Financial Statements

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2002	December 31,
(Unaudited)		2001
Current assets:
Cash and cash equivalents	$ 29,514	$ 111,545
Accounts receivable	93,089	410,879
Unbilled receivables	8,248	873
Other current assets	22,082	27,119
Total current assets	152,933	550,416
Property and equipment, net	17,279	32,189
Assets held for sale	-	16,749
Other assets	4,388	7,486
Total assets	$ 174,600	$ 606,840
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 96,086	$ 214,585
Accrued expenses	52,619	63,865
Deferred income	7,300	14,562
Total current liabilities	156,005	293,012
Commitments	-	-
Stockholders' equity:
Preferred stock; $.02 par value; 25,000 shares
authorized; 0 shares issued and outstanding	-	-
Common stock; $.02 par value; 3,750,000 shares
authorized; 1,033,500 outstanding	20,770	18,100
Additional paid in capital	1,331,949	1,205,509
Accumulated deficit	(1,334,124)	(909,781)
Total stockholders' equity	18,595	313,828
Total liabilities and stockholders' equity	$ 174,600	$ 606,840

The accompanying notes are an integral part of these consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Consulting contract revenue	278,358	566,578	740,076	1,473,366
Cost of consulting contract revenue	197,714	293,502	623,697	698,094
Gross profit	80,644	273,076	116,379	775,272
Selling, general and administrative expenses	114,579	222,903	513,914	591,897
Income (loss) from operations	(33,935)	50,173	(97,535)	183,375
Other income (expense):
Interest income	0	0	0	0
Other income (expense)	0	0	(26,808)	0
Income (loss) before income taxes	(33,935)	50,173	(424,343)	183,375
Income taxes	0	0	0	0
Net income (loss)	(33,935)	50,173	(424,343)	183,375
Basic and diluted earnings (loss) per share	(.04)	0.06	(0.45)	0.21
Diluted earnings (loss) per share	(.04)	0.03	(0.45)	0.12
Weighted average shares outstanding:
Basic	974,209	883,783	947,084	877,960
Diluted	974,209	1,584,275	947,084	1,565,677

The accompanying notes are an integral part of these consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total
Balance, June 30, 2002	967,500	19,350	1,321,819	(1,300,189)	40,980
Reissue common stock	5,000	100	(100)		-
Stock for compensation	66,000	1,320	10,230		11,550
Net loss for the period				(33,935)	(33,935)
Balance, September 30, 2002`	1,038,500	20,770	1,331,949	(1,334,124)	18,595

The accompanying notes are an integral part of these consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(424,343)	183,375
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expenses funded from issuance of options	0	15,903
Depreciation	23,101	11,386
Changes in operating assets and liabilities:
Accounts receivable	317,790	(369,520)
Unbilled receivables	(7,375)	(36,783)
Other current assets	5,037	(3,994)
Other assets	19,365	4,364
Accounts payable	(118,498)	71,458
Accrued expenses	(11,246)	(27,483)
Deferred income	(7,262)	8,300
Total adjustments	220,912	(261,081)
Net cash used in operating activities	(203,431)	(77,706)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets held for sale	-	250
Purchase of property and equipment	-	(11,378)
Net cash used in investing activities	-	(11,128)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of capital stock	121,400	62,700
Payment on due to stockholders	-	-
Net cash increase from financing activities	121,400	62,700
Net decrease in cash and cash equivalents	(82,031)	(26,134)
Cash and cash equivalents at beginning of period	111,545	139,199
Cash and cash equivalents at end of period	29,514	113,065

The accompanying notes are an integral part of these consolidated financial statements

eLINEAR, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

1.       The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2001.

2.       In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the period presented have been included. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results for a full year.

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

4.       Operations and Liquidity

        During the third quarter of 2002, there was a further deterioration of the business prospects for Internet technology consulting companies including companies of all sizes and geographic locations, especially larger sized companies. Overall business investment declined approximately 30% during 2001. The events of September 11, 2001 brought overall business investment in information technology to a virtual standstill for the remainder of 2001. eLinear's sales projections for the first, second and third quarters were impacted severely consistent with the internet consulting industry as a whole.

        Based on the continued deterioration of the market for technology consulting services in Denver, the Company decided to abandon its operations in the Denver market. The Company expects that it will realize reduced operational costs in the fourth quarter of 2002 as a result of this and other cost cutting measures. The Company feels that a return to the Denver market when overall economic conditions improve is feasible, and will consider it as the market for technology consulting services begins to improve.

        The Company cannot expand beyond its current limited level of operations in Houston without additional capitalization. The Company continues to seek new capital, or appropriate merger candidates. There can, however, be no assurance that such sources of capital or appropriate merger candidates will be available to the Company or, if available, that they will be upon terms and conditions acceptable to the Company. Accordingly, the Company intends to continue to attempt to diversify and expand its customer base with its current limited resources and maintain overhead costs at low levels. While management believes these efforts may result in modest positive operating cash flows in 2002, there can be no assurance to that effect.

5.      Equity

        Investor agreement

         On April 3, 2002, four members of management ("Selling Shareholders") entered into a Memorandum of Understanding with a potential investor for the sale of shares of the Company's common stock, which the Selling Shareholders had acquired pursuant to the exercise of options. In March 2002, each of the four Selling Shareholders exercised options to purchase 50,000 shares of the Company's common stock at an exercise price of $2.18 per share and exercised additional options to purchase an additional 50,000 shares of our common stock each for an exercise price of $2.90 per share. Each Selling Shareholder agreed to sell all of the shares of common stock acquired to the investor. The investor agreed to pay each Selling Shareholder $3.18 and $4.90 per share, respectively, for each share of common stock purchased for $2.18 and $2.90 per share, respectively. The Company and the Selling Shareholders have terminated all agreements with the potential investor as of June 30, 2002.

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

6.       Major customer information

        During the three and nine months ended September 30, 2002, the Company generated revenues from two customers that represented 52% and 48% of total revenues, respectively. During the three and nine months ended September 30, 2001, the Company generated revenues from two customers that represented 55% and 47% of total revenues, respectively

7.       Litigation

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

        As of the date of this report, the company has settled the lawsuit brought by its former Chief Financial Officer in September 2000. eLinear, Inc.'s previous disclosure that Paul Thomas had been terminated "for cause," was in error and is hereby retracted.

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

Overview

        During the third quarter 2002, there was a continued deterioration of the business prospects for Internet technology companies including companies of all sizes and geographic locations. Overall business investment declined approximately 30% during 2001. The events of September 11, 2001 brought overall business investment in information technology to a virtual standstill for the remainder of 2002. Only "must have" projects continued on and virtually all "nice to have" projects disappeared. New commitments for consulting services, project management integration services and purchase of new and add-on software have not recovered from the 2000 and 2001 downturns. New commitments continue to be terminated or pushed to the fourth quarter of 2002 or fiscal 2003 for reconsideration. eLinear's sales performance for the third quarter was impacted severely consistent with the internet consulting industry as a whole. The market for technology consulting services has moved away from a project based model, whereby eLinear would be asked to provide a team of technical resources as well as take on overall responsibility for the management of the project, and moved towards a staff augmentation model, whereby the customer will provide the project management and take overall responsibility for the project, and the Company is asked to provide only the technical resources. This "staff augmentation" market is extremely price competitive, and has pressured the Company's ability to generate acceptable gross margins. Combined with the overall deterioration of the demand for technology consulting services, this has resulted in both reduced gross margins and reduced revenue. In light of this, the Company has attempted to further reduce its overhead expenses to bring these in line with the reduced expectations for gross margins and revenues. There can be no assurances that these cost cutting efforts will be sufficient to allow the company to maintain operations in the fourth quarter of 2002.

Restructuring Activities

        Due to the almost complete inability to forecast sales on a quarter-by-quarter basis, restructuring of eLinear's staffing and resource allocations are an ongoing operation.

Macro Analysis

        The Company continued to operate under its new business model, which was fully employed during the second quarter of 2001. As of September 30, 2002, there were 7 full time employees.

Marketing And Sales

        eLinear has no present financial capacity to expand beyond the Houston market. The Company has abandoned the Denver office in a effort to reduce costs.

        As previously stated, the Company's ability to control and forecast revenues on a quarterly basis is extremely limited because of the volatility of Information Technology budgets. Corporate budgets for technology investment have consistently been short term and extremely variable and even more so since September 11, 2001. Client commitments tend to be short term and very limited and do not usually include total project scope and budget.

The Management Team

        The management team now consists of 7 full time employees with their time allocated approximately as follows:

Technology development and product licensing	15%
Marketing, sales and business development	15%
Project management	15%
Technical and strategic consulting	40%
Corporate operations	15%
100%

        The Company will continue to hire new employees on a project-by-project basis and to contract work that does not usually require client interface. There is a much larger pool of temporary and part time workers available now as compared to calendar year 2001. However, the employment cost of hiring skilled subcontractors has increased somewhat compared to 2001. The Company makes no assurance that it can always hire subcontractors when they are needed at rates that will generate acceptable gross margins to eLinear.

Risk Factors

        eLinear's New Business Model dictates internal growth rates based on continued expansion and diversification of its customer base coupled with tight management of its corporate and fixed cost structure. While the Company has been successful in significantly reducing certain overhead costs, there can be no assurance that the Company will be able to continue to expand its client base without additional capitalization. No assurance can be made that the Company will be able to arrange for any interim debt and/or equity financing to support current operations, much less provide for any expansion. The Company is currently seeking additional capital but it can make no assurance that it will be successful or that it will be able to secure such financing on terms and conditions acceptable to the Company. Since the Company is operating with a new business model the likelihood of its continued success should be considered in light of the problems, expenses and delays that are frequently encountered by companies in the middle stages of business transition. Also to be considered is the competition and economic environment in which the Company conducts its business.

        The Company relies heavily on its CEO for consulting, marketing and sales and corporate management. In 2001, the Company has adopted an amended stock option plan and granted significant amounts of those options to motivate and retain senior management and key personnel. Currently, these stock options are substantially out of the money. The Company has no formal employment contracts with senior management in existence at this time. The Company has no ability at this time to pay performance bonuses as well as pay fully competitive salaries to senior management.

        The loss of two or more major clients would severely impact the Company's growth model. The ongoing organizational restructuring to 7 full time persons should allow the Company to further retrench before re-engaging its growth model. Furthermore the Company is subject to certain litigation and ongoing public company compliance expenses. See "Legal Matters."

        The Company was able to arrange for a limited private placement for $74,250 during the first quarter of 2002 that was executed and funded during the second quarter of 2002 as part of its ongoing re-capitalization efforts. Ongoing efforts to raise equity and/or debt financing are necessary requirements of senior management; however, those efforts subtract from the capability of senior management to increase their marketing and sales efforts. The Company retained an investment banker throughout the second and third quarters of 2002 to assist the Company in raising additional equity and/or locating a suitable merger partner. This engagement did not result in either raising additional equity or locating a suitable merger partner.

Results of Operations:

         Revenues : Revenue for the nine months ended September 30, 2002 decreased $733,290 to $740,076 from $1,473,366 for the nine months ended September 30, 2001. Revenue for the three months ended September 30, 2002 decreased $288,220 to $278,358 from $566,578 for the three months ended September 30, 2001. The decrease in revenue was due to the decreased corporate information technology budgets and significant reductions in the effective billing rates charged to existing and new customers. Additionally, significant time and attention of eLinear senior management was dedicated to fundraising, which diverted their attention from generating revenue and attracting new customers.

         Consulting Contract Expense : Cost of consulting contract revenue for the nine months ended September 30, 2002 decreased $74,397 to $623,697 from $698,094 for the nine months ended September 30, 2001. Cost of consulting contract revenue for the three months ended September 30, 2002 decreased $95,788 to $197,714 from $293,502 for the three months ended September 30, 2001. The decrease in expense resulted from reductions in overhead and personnel required to support reduced support and maintenance contracts and reduced staffing requirements for large-scale integration projects.

         Operating Expense : Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased $77,983 to $513,914 from $591,897 for the nine months ended September 30, 2001. Selling, general and administrative expenses for the three months ended September 30, 2002 decreased $108,324 to $114,579 from $222,903 for the comparable three months ended September 30, 2001. The decrease in expense resulted from reductions in overhead and personnel, as well as aggressive cost cutting and budgeting programs implemented by senior management.

Liquidity and Capital Resources:

        During the three and nine months ended September 30, 2002, the Company generated revenues from two customers that represented 52% and 48% of total revenues, respectively. During the three and nine months ended September 30, 2001, the Company generated revenues from two customers that represented 55% and 47% of total revenues, respectively. There can be no assurances that the Company will be able to further diversify its customer base. Revenues and earnings will also fluctuate based on the number and size of projects undertaken at the Company during any period of time.

        Cash and cash equivalents as of September 30, 2002 were $29,514, compared to $113,065 as of September 30, 2001.

        For the nine months ended September 30, 2002, cash used by operations was $203,431. For the nine months ended September 30, 2001, cash used by operations was $77,706.

        Net cash used in investing activities was $0 and $0 for the nine months ended September 30, 2002 and 2001, respectively.

        Net cash provided by financing activities was $ 124,400 and $ 62,700 for the nine months ended September 30, 2002 and 2001, respectively

        The Company cannot expand beyond its current limited level of operations in Houston without additional capitalization. While the Company has been successful in significantly reducing certain overhead costs this quarter, there can be no assurance that the Company will be able to continue to expand its client base without additional capitalization. The Company was able to arrange for a limited private placement of equity for $74,250 during the first quarter of 2002 that was executed and funded during the second quarter of 2002, as part of its ongoing re-capitalization efforts. No assurances can be made that the Company will be able to arrange for any further interim debt and/or equity financing to support current operations, much less provide for any expansion. The Company is currently seeking additional capital but it can make no assurance that it will be successful or that it will be able to secure such financing on terms and conditions acceptable to the Company.

Item 3.      Controls and Procedures

        Jon V. Ludwig, Chief Executive Officer and Chief Financial Officer of eLinear, has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the Company.

        Our Chief Executive Officer and Chief Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on his evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

        3.    In May 2002, the company settled the lawsuit brought by its former Chief Financial Officer in September 2000. eLinear, Inc.'s previous disclosure that Paul Thomas had been terminated "for cause," was in error and is hereby retracted.

Item 2.     Changes in Securities

       The Company has granted options under its Stock Option Plans consisting of 165,000 incentive stock options and 376,000 non-qualified stock options, which options were granted to various key employees and directors. The options vest over a period up to four years and expire ten years from the date of grant. The exercise price of the options granted is between $1.20 and $2.95 per share, which exercise prices were equal to the fair market value of the Company's common stock on the date of grant. Certain securities issuable pursuant to the exercise of the options have been registered by the Company on a Registration Statement on Form S-8.

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

eLinear, Inc.
Date: November 14, 2002	By: /s/ Jon V. Ludwig Jon V. Ludwig, President, Chief Executive Officer, and Chairman of the Board

CERTIFICATION

I, Jon V. Ludwig, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of eLinear, Inc.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5.	I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       November 14, 2002

/s/ Jon V. Ludwig
Jon V. Ludwig, Chief Executive Officer and
Chief Financial Officer