Form 10KSB
period 2002-12-31
ELINEAR INC
filed 2003-04-15
CIK 1001903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-07418
                                                -------

                                  eLINEAR, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   76-0478045
--------------------------------------------------------------------------------
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                  Identification  No.)

  8800  Jameel  Road,  Suite  170, Houston, Texas           77040
--------------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number, including area code:          (713) 690-0855
                                                                --------------

      Securities registered pursuant to Section 12(b) of the Act:     None
                                                                      ----

    Securities registered pursuant to Section 12(g) of the Act:  $.02 Par Value
                                  Common Stock

     Check  whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended December 31, 2002, were $967,994.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 11, 2003, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $294,000.

     The Registrant's common stock outstanding as of April 11, 2003, was 1,068,281 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant's proxy statement for its annual meeting of shareholders, which proxy statement will be filed by the Registrant on or before April 30, 2003.

--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check One): Yes [X]  No [ ]


                                       eLINEAR, INC.


                                           INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART I    Item 1.   Description of Business                                               3
          Item 2.   Description of Property                                               7
          Item 3.   Legal Proceedings                                                     8
          Item 4.   Submission of Matters to a Vote of Security Holders                   8

PART II   Item 5.   Market for Common Equity and Related Stockholder Matters              9
          Item 6.   Management's Discussion and Analysis and Results of
                    Operations and Financial Condition                                   10
          Item 7.   Financial Statements:
                      eLinear, Inc.
                      NetView Technologies, Inc.                                         17
                      Unaudited Pro Forma Combined Condensed                             33
                        Financial Statements                                             44
          Item 8.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                                46

                    Directors, Executive Officers, Promoters and Control Persons,
PART III  Item 9.   Compliance with Section 16(a) of the Exchange Act                    46
          Item 10.  Executive Compensation                                               46
          Item 11.  Security Ownership of Certain Beneficial Owners and
                      Management                                                         46
          Item 12.  Certain Relationships and Related Party Transactions                 46
          Item 13.  Exhibits and Reports on Form 8-K                                     46
          Item 14.  Controls and Procedures                                              47

     Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions:

     - changes in general economic and business conditions affecting IT consulting development and implementation, computer-based project management consulting and strategic business consulting industries;
     - technical developments that make the Company's products or services obsolete;
     -    changes  in  the  Company's  business  strategies;
     -    the  level  of  demand  for  the  Company's  products  or  services;
     -    the  Company's ability to develop or maintain strategic relationships;
          and
     -    global  economic  conditions.

     The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.


                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

OVERVIEW

     eLinear, Inc. (the "Company" or "eLinear") is a technology consulting services firm providing strategic consulting solutions, creative website design, website content management software, and technical project management and development services to companies seeking to increase productivity or reduce costs through investing in technologyThe Company's current customers are based in the United States. The Company has operated a technology consulting business since December of 1999. The Company's Internet address is http://www.elinear.com. Its stock is traded on the OTC Bulletin Board under the
----------------------
symbol  "ELIN."

     Effective April 15, 2003, eLinear completed the acquisition of all of the issued and outstanding shares of NetView Technologies, Inc. ("NetView"). Pursuant to the transaction, eLinear issued an aggregate of 12,961,979 shares to the five shareholders of NetView. The merger was completed by NetView Acquisition Corporation, a wholly owned subsidiary of eLinear, merging with and into NetView, with NetView as the surviving corporation. The merger became effective at the time of filing of the certificate of merger with the Texas Secretary of State, which occurred on April 15, 2003 (the "Effective Date"). As of the Effective Date, NetView became a wholly owned subsidiary of eLinear and NetView Acquisition Corporation ceased its existence. As of April 16, 2003, (a) Tommy Allen and Carl A. Chase will join the Board of Directors of eLinear, and
(b) the officers of eLinear will be as follows: Jon V. Ludwig - chief executive officer and secretary; Kevan M. Casey - president and treasurer and Tommy Allen
-  executive  vice  president  of  sales  and  assistant  treasurer.

     The information technology ("Information Technology") outsourcing and consulting industry in which the Company operates has declined drastically with substantial overall reductions in Information Technology investments. This has resulted in a dramatic reduction in spending for Information Technology services overall, and a significant decrease in the amount of services the Company is able to sell. The Company closed its offices in Denver during 2002 and has concentrated its marketing efforts in the Houston market. However, due to the failure of Enron Corp. and weakening financial conditions of companies such as Dynegy Energy and Reliant Resources, the Houston market for Information Technology services in 2002 and continuing into 2003 has been hit particularly hard. The Company is highly dependent on a single customer that provided 43% of its revenue during 2002. All of the Company's contracts with its customers are cancelable at any time with 14 to 30 days' notice. The Company has no sales and marketing force and relies on its CEO to manage the existing customer base as well as attract new business. The Company has a limited number of employees, of which four full time employees are billable at 70% of total utilization. The Company lacks the appropriate number of employees to properly manage all functions of the Company, including sales and marketing, accounting and finance and public company reporting and SEC compliance. Furthermore, the Company has been unable to access the public markets for a capital infusion to properly grow the business.

     NetView is a proven Information Technology solutions provider for the commercial and institutional market. In its first year of operation it generated revenue of $7.7 million in revenues. Senior management of NetView consists of proven entrepreneurs and business operators. eLinear has a customer base that includes small, medium and large corporate and institutional customers in Houston, Texas and Denver, Colorado. NetView has a customer base that includes medium to large companies primarily in Houston. Management believes there are significant opportunities for the cross-selling of Information Technology solutions to both eLinear and NetView customers. Additionally, NetView recently obtained a $1 million secured line of credit to provide working capital to expand its sales operations.

     It is expected that the merger with NetView will provide the Company, proper personnel to handle the day-to-day administrative functions of a public company and allow the CEO to search additional markets for growth of the Company, while expanding its product and service offerings. The Company's Board of Directors approved the acquisition of NetView through a reverse merger with NetView, with eLinear as the survivor in the merger and NetView as a wholly owned subsidiary of eLinear. From an accounting standpoint the transaction will be accounted for as though it was a recapitalization of NetView and a sale of shares by NetView in exchange for the net assets of eLinear. The combined company will be a diversified provider of complete Information Technology solutions.

ORGANIZATIONAL  HISTORY

     The Company acquired its technology consulting business as a result of a reverse merger with Imagenuity, Inc. ("Imagenuity") in 1999. Immediately prior to acquiring the business of Imagenuity, the Company, which at the time was named Kinetiks.com, Inc. ("Kinetiks.com") did not engage in any business activities except for negotiating and compromising debt and searching for merger candidates. While Kinetics.com was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetiks.com. On July 31, 2000, the Company changed its name to eLinear, Inc.

     NetView was incorporated in the State of Texas in December 2001 as an S Corporation and commenced operations on January 1, 2002. At December 31, 2002, there were 1,000 shares issued and outstanding. Pursuant to the merger transaction described above, NetView is now a wholly owned subsidiary of eLinear.

THE  COMBINED  COMPANIES'  PRODUCTS  AND  SERVICES

Summary

     eLinear and NetView will consolidate current product and service offerings into three categories and utilize a single sales and marketing team to identify and capitalize on cross-selling opportunities. The objective of the combined companies' sales and marketing strategy is to cross-market and cross-sell its product and service offerings in and amongst the combined companies' base of customers. Both companies have built up desirable client rosters and have historically focused on large enterprise accounts. The combined company plans to focus its efforts on continuing to expand its current business, as well as new product or service offerings focused primarily on the Small to Medium Business ("SMB") market space as part of an effort to create long-term contract revenue streams from a more diverse client base. There can be no assurances, however, that these efforts to diversify and expand the company's revenue streams will be successful.

     The combined company will utilize a staff of eight full-time sales and marketing representatives to spearhead its sales growth. The combined companies' product and service offerings include the following:

Technology  Integration  and  Consulting  Services

     eLinear is a technology consulting firm offering a full set of services ranging from traditional strategic technology consulting to managing complex technology integration projects. The Company focuses on providing solutions to technology related issues ranging from managing a software selection process to installation and integration of complex software products. The Company has developed partnership relationships with top software companies such as BEA Systems and Documentum.

Proprietary  Website  Content  Management  Software

     In addition to providing complete customer technology services, eLinear also markets a proprietary software product called "LinearCMS". This product is designed to allow non-technical personnel to develop and maintain web pages on one or more web sites through a web browser. It allows collaboration between subject matter experts, web site copywriters and business users, creating a working environment that intelligently differentiates web site content from design, and separates content within pages so it can be presented, transformed and syndicated for multiple purposes. As of December 31, 2001, the company has approximately 25 customers that utilize the LinearCMS software product to update and maintain their websites.

Network  and  Storage  Solutions

     NetView currently operates a product fulfillment business focused on providing a complete solution to its clients for the acquisition, management and configuration of complex storage and network server installations. NetView markets its products and services through its own direct sales and marketing team, direct mail and trade shows.

MARKET  FOR  THE  COMPANIES'  PRODUCTS  AND  SERVICES

Macro-analysis of Information Technology Services and Consulting Industry - 2003

     By the year 2000 the total global market for Information Technology outsourcing had increased to $100 billion and system integration to $125 billion. In 2001 as the economy slowed down to recession levels, companies began to significantly decrease their Information Technology services budgets. Contrary to industry projections, Information Technology spending shrank in 2002 and remains flat so far during the first quarter of 2003. The net result of these market contractions is a definitive reduction in spending for Information Technology services, increased price pressure on services and consulting providers, a trend toward far more narrow projects, and increased requirements for quick and hard economic benefits. As a result the Information Technology services industry continues to experience shakeouts as the smaller and flat markets force the remaining provider to become even more competitive with constantly decreasing operating profit margins.

     In 2001, many companies froze Information Technology services budgets. In 2002, companies went one step further by reducing the costs of maintaining, supporting and enhancing their existing Information Technology applications and integrated systems. As a result, service providers are now experiencing fewer business opportunities except in the highly competitive governmental sectors. The freeze on new Information Technology services investments and the purchasers' increased emphasis on reducing Information Technology costs have reduced demand for system integration and outsourcing services including staff augmentation provision.

     Many Chief Information Officers are dissatisfied with the mixed results of large Information Technology investments and the Information Technology support services they require. Smaller Information Technology service providers have more opportunity but only if they are sufficiently capitalized to meet more severe contract completion demands. Negative results in many Information Technology service areas have caused Information Technology purchasers o become more savvy and demanding buyers of Information Technology services. Service providers now face customers who insist on projects and staffing augmentation that have a real and positive impact on their businesses.

     Information Technology service providers are also experiencing heavy pricing pressures because of cheaper labor and the ready availability of cheaper offshore labor. The constant pressure on service providers to reduce their pricing of Information Technology services has resulted in a halving of operating profit margins from nearly 8% in 2000 to around 4% in 2002. Prices have been slashed at the same time that Information Technology providers have had to increase their marketing and sales functions.

     System integration, project management providers, and outsourcers including staff augmentation companies are now required to retail their offerings so that they can provide cheaper and more easily measurable benefits. Some Information Technology providers will only be able to compete for contracts if they can access cheaper offshore labor. All of these industry-retooling efforts require additional capital. Most small to medium Information Technology providers have been denied access to the capital markets. System integrators are now being pressured by customers guarantee results as well as to share the risks in delivering real time measurable benefits. Such project guarantees are beyond the financial capacity of small and medium service providers.

     In conclusion, all Information Technology service providers face formidable challenges:

      -     Demand  is  flat  or  decreasing
      -     Provider  costs  are  under  constant  downward  pressure
      -     Purchasers  are  turning  to  rehires  because  of cheap local labor
      - Offshore service providers continue to put pressure on overall Information Technology labor rates

Small companies without access to working capital to handle contracts with pre-hires and to increase their marketing and sales efforts are severely handicapped in most of 2003.

The  Effect  of  eLinear's  Acquisition  of  NetView

     Given the effects of the overall decline in the market for Information Technology services companies as outlined above, eLinear's reliance on a single customer for 43% of net revenues during 2002 combined with its reliance on its Chief Executive Officer as its only sales and marketing resource, and its inability to raise any capital, the Company has been actively seeking a merger partner since the second quarter of 2002.

     NetView consists of a proven management team having substantial expertise in selling and marketing of Information Technology product fulfillment and related services to the commercial and institutional markets. In its first year of operation, NetView was able to generate sales of $7.7 million from a standing start.

     eLinear has a customer base consisting of medium to large companies in Houston, Texas and Denver, Colorado, and NetView has a customer base consisting of medium to large corporate and institutional customers primarily based in Houston. Management believes there are significant opportunities for the cross-selling of Information Technology product fulfillment, Information Technology consulting services and web site content management software through the combined companies' salesforce.

     In anticipation of the reverse merger, and to fulfill an informal commitment to the Board of Directors of eLinear, NetView closed a $1 million line of credit on March 25, 2003, guaranteed by the principals of NetView. The organizational consolidation of NetView and eLinear will result in cost savings in the administrative, accounting, leasehold and utility, and furniture, fixtures and computer equipment functional areas.

     The aggregation of NetView's product fulfillment and related services business with eLinear's Information Technology consulting services and web site content management software businesses into one company lessens the dependence on one line of business, while at the same time enhancing the synergy of the combined customer bases and sales pipelines.

     The senior management of NetView consists of proven entrepreneurs and managers. The eLinear senior management has managed the survival of eLinear through the most difficult Information Technology services markets since 1990. The combined management team has deep experience managing operations and has proven to be able to do this despite a decreasing overall market.

COMPETITION

     The Information Technology marketplace is intensely competitive and subject to rapid technological change. eLinear's competitors include other Information Technology solutions firms, Internet professional service firms and software firms. These competitors are both national and regional, such as Accenture, IBM and EDSThe Company anticipates that it will face additional competition from new entrants that provide significant performance, price, creative or other advantages over those offered by the Company. Many of these competitors have greater name recognition and resources than the Company.

INTELLECTUAL  PROPERTY,  PROPRIETARY  RIGHTS  AND  LICENSES

     The Company's success depends to a significant degree on its methodologies and software applications. Neither the Company nor NetView have any patents or registered copyrights or registered trademarks. They rely, instead, on laws protecting trade secrets, common law rights with respect to copyrights and trademarks, as well as non-disclosure and other contractual agreements to protect proprietary rights. There can be no guarantee that those laws, and the procedures initiated to protect its business, will prevent misappropriation of its proprietary software and web site applications. In addition, those protections do not preclude competitors from developing products with similar features as those of the Company.

     Although the Company believes its products and services are unique and do not infringe upon the proprietary rights of others, there can be no assurance that infringement claims will not be brought against the Company in the future. Any such claim could result in costly litigation or have a material adverse effect on eLinear's business, operating results and financial condition.

EMPLOYEES

     As of March 31, 2003, the Company had 4 full-time and 2 part-time employees. All employees are co-employees of Administaff Companies, Inc.
("Administaff") in order to simplify payroll management. Administaff is a Professional Employer Organization, serving as an offsite, full service human resource department. None of eLinear's employees are covered by any collective bargaining agreements. Management believes that its relations with its employees are good and eLinear has not experienced any work stoppages attributable to employee disagreements.

     As of March 31, 2003, NetView had 15 employees. All of NetView's employees are full-time. NetView has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

VOLATILITY  OF  STOCK  MARKET

     There have been significant fluctuations in the market price for the Company's common stock. Factors such as variations in the Company's revenues, earnings and cash flow and announcements of innovations or acquisitions by the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have particularly affected companies in the Information Technology services markets, resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company's common stock.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company's executive and administrative offices are located at 8800 Jameel Road, Suite 170, Houston, Texas 77040, which facilities are leased by the Company from an unaffiliated third party. The Company's lease on these premises covers approximately 2,400 square feet and expires in October 2004. The Company's monthly lease payment on its leased office space as of December 31, 2002 is approximately $1,900. The Company has no present intent to invest in real estate, real estate mortgages or persons primarily engaged in real estate activities, however, the Company may change this policy at any time without a vote of security holders.

     The Company will relocate its offices to the offices leased by NetView and will attempt to sublease its office facilities at 8800 Jameel Road. There can be no assurance that the Company will be successful in subleasing its current office facilities. NetView leases an office facility for its corporate operations conducted under an operating lease that expires October 31, 2004. NetView is required to make monthly payments of $4,388 for the months of January and February 2003 and monthly payments of $5,103 for the remainder of the lease. Furthermore, NetView believes that suitable additional or replacement space will be available when required on terms acceptable to NetView.

ITEM  3.  LEGAL  PROCEEDINGS

     From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is presently not subject to any material legal proceedings outside of the ordinary course of business except as set forth below:

     On December 16, 1999, eLinear and Imagenuity were served with a complaint captioned Chris Sweeney v. Kinetiks.com, Inc., Circuit Court, Duval County, Florida, Civil Case Number 1999-7252-CA. The Complaint alleged a breach of an alleged oral modification of a written employment agreement between Plaintiff, Chris Sweeney, and Imagenuity and alleged breaches by eLinear and Imagenuity of fiduciary obligations that the Plaintiff claims were owed to him. Plaintiff is seeking as damages twenty percent (20%) of eLinear's common stock received by the sole shareholder of Imagenuity in connection with the merger of Imagenuity with and into eLinear's subsidiary. After the filing of the Complaint, eLinear's subsidiary, eLinear Corporation, was added as a Defendant. Management intends to vigorously contest the case. While the Company believes the case to have no merit, at this stage it is impossible to predict the amount or range of potential loss, if any.

     In December 1999, eLinear Corporation counter-sued Chris Sweeney in a lawsuit captioned eLinear Corporation v. Chris Sweeney, United States District Court, District of Colorado, Case Number 99-WM-2434. The Complaint sought determination of the rights of the parties with respect to the termination of Chris Sweeney's employment agreement with Imagenuity. This lawsuit was indefinitely stayed pending resolution of the Florida litigation discussed above.

     On March 27, 2003, the Company filed a motion to dismiss for failure to prosecute as a result of the fact that the Plaintiff has failed to file any "record activity" in the case for a period of more than one year.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted during the fourth quarter of the period covered in this report to a vote of shareholders.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The Company's common stock trades on the OTC Bulletin Board market under the symbol "ELIN". The market for the Company's common stock on the OTC Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the approximate high and low closing sales prices per share as reported on the OTC Bulletin Board for the Company's common stock for the last two years. The quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

                                                     High       Low
                                                     -----     -----

Year  2002
----------
                 Quarter ended December 31, 2002     $0.55     $0.21
                 Quarter ended September 30, 2002    $1.35     $0.32
                 Quarter ended June 30, 2002         $6.00     $1.50
                 Quarter ended March 31, 2002        $5.15     $1.70
Year  2001
----------
                 Quarter ended December 31, 2001     $3.00     $2.00
                 Quarter ended September 30, 2001    $3.20     $2.25
                 Quarter ended June 30, 2001         $2.25     $1.56
                 Quarter ended March 31, 2001        $2.81     $1.56

     As of April 11, 2003, there were approximately 116 stockholders of record for the Company's common stock. This figure does not take into account the shareholders whose certificates are held in the name of broker-dealers. The Company has neither declared nor paid any cash dividends to date. The Company does not anticipate paying dividends in the foreseeable future until such time as the Company has sufficient cash flow from operations to justify payment of a dividend.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the year ended December 31, 2002, that were not registered under the Securities Act.

     On March 21, 2002, the Company issued and sold 33,000 shares of restricted common stock to Orien Browning valued at $59,250 (net of private placement fees) pursuant to the exemption provided by Section 4(2) of the Securities Act.

     During July 2002, the Company issued 5,000 shares of its restricted common stock to Mr. Greg Carr, former CEO of eLinear's predecessor, Kinetiks.com, Inc. , to correct an error. The restricted shares were issued to Mr. Carr pursuant to the exemption provided by Section 4(2) of the Securities Act.

     During September 2002, the Company issued 66,000 shares of its restricted common stock to Orien Browning associated with the private placement discussed above valued at $11,550 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     During November 2002 pursuant to Rule 506 of Regulation D, the Company issued 25,625 shares of its restricted common stock to J. Leonard Ivins, a director of the Company, in payment of consulting fees and business expenses totaling $10,246.

     During November 2002 the Company issued 4,166 shares of its restricted common stock to Matt Mayer, a former employee of the company, for consulting services due to him in accordance with a contract between Mr. Mayer and the Company valued at $4,999 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     The above transactions were completed pursuant to either Section 4(2) of the Securities Act or Rule 506 of Regulation D of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

     With respect to issuances made pursuant to Rule 506 of Regulation D of the Securities Act, the Company determined that each purchaser was an "accredited investor" as defined in Rule 501(a) under the Securities Act.

     All sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's financial condition as of December 31, 2002, and the Company's results of operations for the years in the two-year period ended December 31, 2002 and 2001, should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere in this report. The following discussion and analysis of NetView's financial condition as of December 31, 2002, and the NetView's results of operations for the year ended December 31, 2002, should be read in conjunction with NetView's audited financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     eLinear,  Inc.  (the  "Company"  or  "eLinear")  is a technology consulting services firm providing strategic consulting solutions, creative web site design, web site content management software, and technical project management and development services to companies seeking to increase productivity or reduce costs through investing in technologyThe Company's current customers are based in the United States. The Company has operated a technology consulting business since December of 1999. The Company's Internet address is http://www.elinear.com. Its stock is traded on the OTC Bulletin Board under the
----------------------
symbol  "ELIN."

     Effective April 15, 2003, eLinear completed the acquisition of all of the issued and outstanding shares of NetView Technologies, Inc. ("NetView"). Pursuant to the transaction, eLinear issued an aggregate of 12,961,979 shares to the five shareholders of NetView. The merger was completed by NetView Acquisition Corporation, a wholly owned subsidiary of eLinear, merging with and into NetView, with NetView as the surviving corporation. The merger became effective at the time of filing of the certificate of merger with the Texas Secretary of State, which occurred on April 15, 2003 (the "Effective Date"). As of the Effective Date, NetView became a wholly owned subsidiary of eLinear and NetView Acquisition Corporation ceased its existence. As of April 16, 2003, (a) Tommy Allen and Carl A. Chase will join the Board of Directors of eLinear, and
(b) the officers of eLinear will be as follows: Jon V. Ludwig - chief executive officer and secretary; Kevan M. Casey - president and treasurer and Tommy Allen
-  executive  vice  president  of  sales  and  assistant  treasurer.

     The information technology ("Information Technology") outsourcing and consulting industry in which the Company operates has declined drastically with substantial overall reductions in Information Technology investments. This has resulted in a dramatic reduction in spending for Information Technology services overall, and a significant decrease in the amount of services the Company is able to sell. The Company closed its offices in Denver during 2002 and has concentrated its marketing efforts in the Houston market. However, due to the failure of Enron Corp. and weakening financial conditions of companies such as Dynegy Energy and Reliant Resources, the Houston market for Information Technology services in 2002 and continuing into 2003 has been hit particularly hard. The Company is highly dependent on a single customer that provided 43% of its revenue during 2002. All of the Company's contracts with its customers are cancelable at any time with 14 to 30 days' notice. The Company has no sales and marketing force and relies on its CEO to manage the existing customer base as well as attract new business. The Company has a limited number of employees, of which four full time employees are billable at 70% of total utilization. The Company lacks the appropriate number of employees to properly manage all functions of the Company, including sales and marketing, accounting and finance and public company reporting and SEC compliance. Furthermore, the Company has been unable to access the public markets for a capital infusion to properly grow the business.

     NetView is a proven Information Technology solutions provider for the commercial and institutional market. In its first year of operation it generated revenue of $7.7 million in revenues. Senior management of NetView consists of proven entrepreneurs and business operators. eLinear has a customer base that includes small, medium and large corporate and institutional customers in Houston, Texas and Denver, Colorado. NetView has a customer base that includes medium to large companies primarily in Houston. Management believes there are significant opportunities for the cross-selling of Information Technology solutions to both eLinear and NetView customers. Additionally, NetView recently obtained a $1 million secured line of credit to provide working capital to expand its sales operations.

     It is expected that the merger with NetView will provide the Company proper personnel to handle the day-to-day administrative functions of a public company and allow the CEO to search additional markets for growth of the Company, while expanding its product and service offerings. The Company's Board of Directors approved the acquisition of NetView through a reverse merger with NetView, with eLinear as the survivor in the merger and NetView as a wholly owned subsidiary of eLinear. From an accounting standpoint, the transaction will be accounted for as though it was a recapitalization of NetView and a sale of shares by NetView in exchange for the net assets of eLinear. The combined company will be a diversified provider of complete Information Technology solutions.

eLINEAR,  INC.  -  RESULTS  OF  OPERATIONS  AND  FINANCIAL  CONDITION

     The following table sets forth certain operating information regarding the Company for the years ended December 31, 2002 and 2001:

                                             December 31,
                                        -----------------------
                                           2002        2001
                                        ----------  -----------
Consulting contract revenue             $ 967,994   $1,938,390
Cost of consulting contract revenue       784,486    1,109,539
                                        ----------  -----------
Gross profit                              183,508      828,851
Operating expenses                        605,526      853,185
                                        ----------  -----------
Loss from operations                     (422,018)     (24,334)
Other expense                              (8,704)     (15,494)
                                        ----------  -----------
Net loss                                $(430,722)  $  (39,828)
                                        ==========  ===========
Net loss per share - basic and diluted  $   (0.44)  $    (0.05)
                                        ==========  ===========

     YEAR  ENDED  DECEMBER  31,  2002  TO  YEAR  ENDED  DECEMBER  31,  2001

     Revenue. Revenue includes all amounts that are billable to clients. Revenue is recognized on a time and materials basis or on a percentage of completion basis, depending on the contract, as services are provided by employees and subcontractors. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price contracts is recognized over the contract term based on the percentage of services provided during the period compared to the total estimated services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Losses recognized during the years ended December 31, 2002 and 2001 were insignificant. Revenue recognized in excess of billings is recorded as unbilled services. Billings in excess of revenue recognized are recorded as deferred revenue until the above revenue recognition criteria are met.

     During the year 2000, the global market for Information Technology outsourcing had increased to $100 billion and system integration to $125 billion annually. During 2001 as the economy slowed and as a result of the attacks on September 11, 2002, many companies began to significantly decrease their Information Technology services budgets contrary to industry projections and Information Technology spending shrank even further during 2002 and the first quarter of 2003. The net result of these market contractions to the Company is a definitive reduction in spending on Information Technology services, increased price pressure on services and consulting providers, a trend toward far more narrow projects and increased requirements for quick and hard economic benefits requested by the Company's clients. During 2002, companies reduced the amounts they were willing to pay for maintaining , supporting and enhancing their existing Information Technology applications and integrated systems.

     The aforementioned budget constraints placed by companies on their Information Technology applications and integrated systems have dramatically reduced the Company's revenue for the year ended December 31, 2002, when compared to the prior year. Total revenue for 2002 was $967,994, which was $970,396 below the revenue for 2001 of $1,938,390. Consulting revenue for 2002 was $946,302 which was $830,202 below consulting revenue of $1,776,505 for 2001. Revenue generated from software sales for 2002 was $3,811 compared to $145,575 for 2001. The market for technology consulting services has moved away from a project based model, whereby the Company would be asked to provide a team of technical resources as well as take on overall responsibility for the management of the project and has moved towards a staff augmentation model, whereby the client will provide the project management and take overall responsibility for the project, and the Company is asked to provide only the technical resources. This "staff augmentation" market is extremely price competitive and has pressured the Company's ability to generate acceptable gross margins. Staff augmentation, combined with the overall deterioration of the demand for technology consulting services, has resulted in both reduced gross margins and revenue. The Company cannot predict with any accuracy when, if at all, the demand for technology consulting will return to its prior levels.

     One client provided 43% of the eLinear's consulting revenue for the year ended December 31, 2002. Absent of the merger with NetView, the discontinuation of the use of the Company's services by that client would have had a materially adverse impact on the Company's revenues and financial condition.

     Cost of sales. Cost of sales is comprised primarily of payroll and contract employee costs associated with projects the Company provides to its clients for a fee. Cost of sales for the year ended December 31, 2001, decreased from $1,109,539 to $784,486 (29%), a reduction of $325,053. Payroll and contract employee costs for 2002 decreased by $218,729 when compared to 2001. This decrease was due to the reduced number of projects, which the Company performed during 2002. Cost of software purchased for resale was down $130,388 for 2002 when compared to 2001 due to the Company not providing these services during 2002.

     Gross profit. Gross profit decreased from $828,851 for 2001 to $183,508 for 2002, a decrease of $645,343. Gross profit as a percentage of revenue decreased from 43% for 2001 to 19% for 2002. As previously discussed, the decrease in revenue, coupled with downward pressure by clients on operating margins resulted from the decrease in gross profit and gross profit as a percentage of revenue.

     Operating expenses. Operating expenses for the year ended December 31, 2002, decreased to $605,526, a decrease of $247,659 (29%) from $853,185 for the
2001 period. Based on the continued deterioration of the market for technology consulting services in Denver, Colorado, the Company abandoned its operations in Denver during 2002. The Company implemented other cost cutting measures during 2002, which benefits were realized beginning in the fourth quarter of 2002 and are continuing in 2003. When compared to the year 2001, payroll and related expenses were lower by $128,738 for 2002, office administration were lower by $46,935, professional services were lower by $85,001 and other expenses were higher by $12,465. The Company is continuing to identify areas whereby it may continue to reduce its overhead costs during 2003.

     Other expense. Other expense for the year ended December 31, 2002 was a loss of $8,704 which was comprised of a loss on the sale of assets of $27,414 which was partially offset by the negotiated debt settlements in relation to certain accounts payable of the Company in the amount of $18,710. During 2001, the Company recorded a loss of $15,494 on the write down in the value of assets held for sale.

     Net loss. The Company reported a net loss for the year ended December 31, 2002 of $430,722, or $(.44) per share for both basic and diluted earnings per share. The drastic reduction in revenue discussed previously, coupled with continued downward pressure on profit margins, resulted in the 2002 loss. During the year ended December 31, 2001, the Company reported a net loss of $39,838, or $(.05) per share for both basic and diluted earnings per share.

NETVIEW  TECHNOLOGIES,  INC.  -  RESULTS  OF  OPERATIONS AND FINANCIAL CONDITION

     The following table sets forth certain operating information regarding NetView Technologies, Inc. for the year ended December 31, 2002. NetView commenced operations during January 2002.


                                               2002
                                            -----------
Revenue                                     $7,733,119
Cost of sales                                6,757,097
                                            -----------
Gross profit                                   976,022
Operating expenses                             765,698
                                            -----------
Income from operations                         210,324
Interest expense, net                          (10,930)
                                            -----------
Income before pro forma income tax expense     199,394
Pro forma income tax expense                  (106,554)
                                            -----------
Pro forma net income                        $   92,840
                                            ===========
Net loss per share - basic and diluted      $     0.01
                                            ===========

     YEAR  ENDED  DECEMBER  31,  2002

     Revenue. Revenue includes all amounts that are billable to customers. Revenue is recognized when products are shipped to the customer or on a time and materials or on a percentage of completion basis, depending on the contract, as services are provided by employees and subcontractors. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price contracts is recognized over the contract term based on the percentage of services provided during the period compared to the total estimated services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable.

     NetView's revenue for the year ended December 31, 2002, was $7,733,119. The primary source of NetView's revenue was the sale of network and storage solutions to Fortune 2000 and small to medium business companies. With respect to the source of NetView's revenue, three customers contributed 21%, 21% and 11% of total revenue, respectively.

     Cost of sales. Cost of sales is comprised of costs of product fulfillment, contract labor and freight. Cost of sales for the year ended December 31, 2002, was $6,757,097 comprised of product fulfillment of $6,689,243, contract labor of $65,817 and net freight of $2,037. NetView uses its best efforts to pass through the cost of freight to its customers. Cost of sales will increase as revenue increases.

     Gross profit. Gross profit for the year ended December 31, 2002, was $976,022. Gross profit as a percentage of revenue was 13%. NetView believes its gross profit as a percentage of revenue is better than the industry average.

     Operating expenses. Operating expenses for the year ended December 31, 2002, were $765,698 and were comprised of payroll and related expenses of $379,498, office administration of $136,672, professional services of $114,409, depreciation of $9,143 and other expenses of $125,976. The primary component of other expenses is bad debt expense of $54,000. At December 31, 2002, NetView established an allowance for doubtful accounts of 3% of its accounts receivable balance on that date. NetView will monitor its accounts receivable collections and adjust the percentage as appropriate.

     Interest expense. Interest expense for the year ended December 31, 2002, was $10,930. NetView has borrowed funds from two of its officers to fund its operations. The loans accrue interest at the rate of 7% per annum.

     Pro  forma  net  income.   Pro forma net income for the year ended December
31,  2002,  after  giving  effect  to the pro forma tax adjustment, was $92,840.


LIQUIDITY  AND  CAPITAL RESOURCES - eLINEAR, INC. AND NETVIEW TECHNOLOGIES, INC.

     The following summary table presents comparative cash flows of eLinear for the one-year periods ended December 31, 2002 and 2001:

                                                          December 31,
                                                   --------------------------
                                                       2002          2001
                                                   ------------  ------------
     Net cash used in operating activities         $  (189,244)  $   (77,535)
     Net cash used in investing activities         $    (5,526)  $   (12,819)
     Net cash provided by financing activities     $    103,165  $     62,700

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis as cash becomes available. Due to its shortage of cash, the Company reserves all of its liquidity in order to have the capability to pay its employees and/or contractors who are generating revenue for the Company at its clients' sites. Net cash used by operating activities for the year ended December 31, 2002, was $189,244 compared with $77,535 for the year ended December 31, 2001. This was a deterioration of $111,709 over the prior year. The primary components of net cash used by operating activities for the 2002 period were a net loss of $430,722, increases in unbilled services of $12,875and decreases in accounts payable and accrued liabilities of $104,563 and $19,114, respectively. These amounts were partially offset by a decrease in accounts receivable of $314,890, decreases in other current assets and other assets totaling $8,135, increases in deferred revenue of $1,778 and non-cash charges of $71,937. Cash used by investing activities decreased from $12,819 for the year ended December 31, 2001, to $5,526 for the year ended December 31, 2002.

     The following summary table presents comparative cash flows of NetView for the one-year period ended December 31, 2002:

                                                      2002
                                                   ----------
     Net cash provided by operating activities     $ 241,253
     Net cash used in investing activities         $ (46,527)
     Net cash used in financing activities         $ (73,832)

     Changes in cash flow. NetView currently manages the payment of its current liabilities and other obligations on a monthly basis as cash becomes available. Net cash provided by operating activities for the year ended December 31, 2002, was $241,253. The primary components of net cash provided by operating activities was net income of $199,394 (before pro forma income taxes of $105,554), accounts payable of $1,456,952, accounts payable to related parties and accrued liabilities of $64,000 and $91,364, respectively, and non-cash charges of $63,143. This amount was partially offset by accounts receivable of $1,616,653 and inventory of $16,947. Net cash used by investing activities was $46,527.

eLINEAR,  INC.  AND  NETVIEW  TECHNOLOGIES,  INC.

     Capital resources. The Company has funded its operations through the sale of common stock and the exercise of employee stock options. During the year ended December 31, 2002, the Company raised $59,705 from the sale of common stock and $43,460 from the exercise of stock options. During the year ended December 31, 2001, the Company raised $39,900 from the sale of common stock. The Company has no credit facilities whereby it can borrow funds to cover any unexpected cash shortfall.

     NetView has funded its operations by way of loans from two of its officers. During the year ended December 31, 2002, NetView borrowed $357,000 from these officers and repaid $117,100 during the year. The amount due these officers at December 31, 2002, was $239,900. These notes are due July 1, 2004 and accrue interest at the rate of 7% per annum. These notes are unsecured. Net cash used by financing activities for the year ended December 31, 2002, was $73,832. The borrowings against the notes due to officers described above were offset by S Corporation distributions to the officers totaling $314,732. NetView has funded its purchases of fulfillment product with vendor financing arrangements and on March 25, 2003, obtained a $1 million line of credit for working capital purposes.

     Liquidity. eLinear has seen its revenue from Information Technology outsourcing drop dramatically since the industry highs in year 2000. Revenue for the year ended December 31, 2002, was $967,994, down $970,396 from the year 2001, which has created difficulties for the Company meeting its short-term obligations. Demand for the Company's services are down and gross margins for the company's services have been squeezed as a result of competition. The Company has no debt, nor does it have any credit facilities should it incur any unexpected cash shortfalls.

     During its first year of operations, NetView, on the other hand, generated revenue of $7,733,119 and gross profit of $976,022 during the year ended December 31, 2002. With the combined companies of eLinear and NetView, there is an opportunity to cross-sell each company's products and services to the other company's current customers. NetView has various vendor financing arrangements with its suppliers for the purchase of fulfillment product. In addition, on March 25, 2003, NetView obtained a $1 million line of credit from Textron to provide working capital and product procurement purposes. Under the terms of the agreement, NetView has 45 days to pay for product financed by Textron at no interest. After 45 days, NetView must pay interest to Textron at the annual rate of prime plus six percent (6%). Management of both companies believe the merger of the two companies will provide positive synergies and allow eLinear's CEO to search additional markets to expand its client base, and provide access to proper personnel to handle the day to day administrative functions of a public company.

NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with definitive lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

     In  June  2001,  the  FASB  also  approved  for  issuance  SFAS  143 "Asset
Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including
1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using the systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations or cash flows.

     In  October  2001,  the  FASB  also  approved SFAS 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business'" for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.

     In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of dent be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of operations.

     In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of operations.

The Company currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard. The Company's current policy is to disclose all material guarantees and contingent arrangements, similar to the disclosure requirements of Interpretation 45, which provide for disclosure of the approximate term, nature of guarantee, maximum potential amount of exposure, and the nature of recourse provisions and collateral.

During December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB Statement 123 Accounting for Stock-Based Compensation
                                        ----------------------------------------
(Statement 123). Statement 148 also amends and augments the disclosure provisions of Statement 123 and Accounting Principles Board Opinion 28 Interim
                                                                         -------
Financial  Reporting  to  require  disclosure  in  the  summary  of  significant
--------------------
accounting policies for all companies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of Statement 148 are effective for fiscal years and interim periods ending after December 15, 2002

Statement 148 does not require the Company to transition from the intrinsic approach provided in Accounting Principles Board Opinion 25 Accounting for
                                                                  --------------
Employee  Stock Based Compensation.  In addition, the Company does not currently
----------------------------------
plan to transition to the fair value approach in Statement 123. However, the Company has adopted the additional disclosure requirements of Statement 148 in this annual report.

ITEM  7.  FINANCIAL  STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

The  Board  of  Directors
eLinear,  Inc.
Houston,  Texas

We have audited the accompanying consolidated balance sheet of eLinear, Inc. and subsidiaries as of December31, 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLinear, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 2002, in conformity with accounting principles generally accepted in the Unites States of America.



Gerald  R.  Hendricks  &  Company,  P.C.

Westminster,  Colorado
March  19,  2003,  except  for  Note  10,  the  date  of which is April 15, 2003

                          INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors
eLinear,  Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of eLinear, Inc. and Subsidiaries for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of eLinear, Inc. and Subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



Aidman,  Piser  &  Company,  P.A.

January  30,  2002
Tampa,  Florida

                                       eLINEAR, INC.
                                      AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                     DECEMBER 31, 2002



                                           ASSETS

Current assets:
    Cash                                                                       $    19,940
    Accounts receivable, net of allowance of $5,200                                 90,789
    Unbilled services                                                               13,748
    Other current assets                                                            22,082
                                                                               ------------
        Total current assets                                                       146,559
                                                                               ------------
Property and equipment                                                              40,525
Less accumulated depreciation                                                      (26,002)
                                                                               ------------
    Net property and equipment                                                      14,523
Other assets                                                                         4,388
                                                                               ------------
        Total assets                                                           $   165,470
                                                                               ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                                                    $    91,312
    Accrued liabilities                                                             31,251
    Accrued liabilities - related parties                                           13,500
    Deferred revenue                                                                16,340
                                                                               ------------
        Total current liabilities                                                  152,403
                                                                               ------------
Commitments and contingencies (Note 4)
Shareholders' equity:
  Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued            --
  Common stock, $.02 par value, 100,000,000 shares authorized,
      1,068,281 shares issued and outstanding                                       21,366
  Additional paid-in capital                                                     1,332,204
  Accumulated deficit                                                           (1,340,503)
                                                                               ------------
       Total shareholders' equity                                                   13,067
                                                                               ------------
        Total liabilities and shareholders' equity                             $   165,470
                                                                               ============


See  accompanying  notes  to  consolidated  financial  statements.


                                  eLINEAR, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                         Twelve Months Ended
                                                            December 31,
                                                       -----------------------
                                                          2002        2001
                                                       ----------  -----------
Consulting contract revenue                            $ 967,994   $1,938,390
Cost of consulting contract revenue                      784,486    1,109,539
                                                       ----------  -----------
        Gross profit                                     183,508      828,851
                                                       ----------  -----------

Operating expenses:
  Selling, general and administrative expenses:
    Payroll and related expenses                         234,621      363,359
    Office administration                                 77,792      124,727
    Professional services                                161,422      246,423
    Depreciation expense                                  12,527       12,007
    Other                                                119,164      106,669
                                                       ----------  -----------
        Total operating expenses                         605,526      853,185
                                                       ----------  -----------

Loss from operations                                    (422,018)     (24,334)
                                                       ----------  -----------
Other income (expense):
    Other                                                 18,710           --
    Loss on disposal of assets                           (27,414)     (15,494)
                                                       ----------  -----------
        Total other income (expense)                      (8,704)     (15,494)
                                                       ----------  -----------
Net loss                                               $(430,722)  $  (39,828)
                                                       ==========  ===========
Net loss per share - basic and diluted                 $   (0.44)  $    (0.05)
                                                       ==========  ===========
Weighted average number of common shares outstanding     970,259      884,775
                                                       ==========  ===========


See  accompanying  notes  to  consolidated  financial  statements.


                                                eLINEAR, INC.
                                              AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                                      Total
                                              Common  Stock         Additional                        Total
                                         -----------------------     Paid-in      Accumulated     Shareholders'
                                            Shares      Amount       Capital         Deficit         Equity
                                         ------------  ---------  -------------  ---------------  -------------
Balances, January 1, 2001                 17,500,000   $ 17,500   $  1,136,615   $     (869,953)  $    284,162
Stock options issued for services                 --         --          6,794               --          6,794
One-for-twenty reverse stock split       (16,625,000)   (16,625)        16,625               --             --
Change in par value from $.0001 to $.02           --     16,625        (16,625)              --             --
Stock issued for services                      8,000        160         22,640               --         22,800
Stock issued for cash                         22,000        440         39,460               --         39,900
Net loss                                          --         --             --          (39,828)       (39,828)
                                         ------------  ---------  -------------  ---------------  -------------
Balances January 1, 2002                     905,000     18,100      1,205,509         (909,781)       313,828
Exercise of stock options                     29,500        590         42,870               --         43,460
Stock issued for cash, net of costs           33,000        660         59,045               --         59,705
Stock issued for compensation                 95,781      1,916         24,880               --         26,796
Re-issuance of common stock                    5,000        100           (100)              --             --
Net loss                                          --         --             --         (430,722)      (430,722)
                                         ------------  ---------  -------------  ---------------  -------------
Balances, December 31, 2002                1,068,281   $ 21,366   $  1,332,204   $   (1,340,503)  $     13,067
                                         ============  =========  =============  ===============  =============


See  accompanying  notes  to  consolidated  financial  statements.


                                        eLINEAR, INC.
                                      AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                        2002        2001
                                                                     ----------  ----------
Cash flows used by operating activities:
    Net loss                                                         $(430,722)  $ (39,828)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation                                                    12,527      21,113
        Stock based compensation                                        26,796       6,794
        Gain on forgiveness of debt                                    (18,710)         --
        Loss on adjustment of assets held for sale net of
            realizable value                                                --      15,494
        Loss on assets held for sale                                    27,414          --
        Bad debt expense                                                 5,200          --
        Changes in assets and liabilities:
            Accounts receivable                                        314,890    (325,197)
            Unbilled services                                          (12,875)     50,699
            Other current assets                                         5,037      (2,162)
            Other assets                                                 3,098      (4,364)
            Accounts payable                                          (104,563)    168,592
            Accrued liabilities                                        (19,114)     30,272
            Deferred revenue                                             1,778       1,052
                                                                     ----------  ----------
Net cash used by operating activities                                 (189,244)    (77,535)
                                                                     ----------  ----------
Cash flows from investing activities:
    Purchase of property and equipment                                  (5,526)    (12,819)
                                                                     ----------  ----------
Net cash used by investing activities                                   (5,526)    (12,819)
                                                                     ----------  ----------

Cash flows from financing activities:
    Proceeds from exercise of stock options                             43,460          --
    Proceeds from sale of common stock                                  59,705      62,700
                                                                     ----------  ----------
Net cash provided by financing activities                              103,165      62,700
                                                                     ----------  ----------
Net decrease in cash                                                   (91,605)    (27,654)
Cash and cash equivalents, beginning of year                           111,545     139,199
                                                                     ----------  ----------
Cash and cash equivalents, end of year                               $  19,940   $ 111,545
                                                                     ==========  ==========


See  accompanying  notes  to  consolidated  financial  statements.

                                  eLINEAR, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note  1.     Organization  and  Nature  of  Business

          eLinear, Inc. (the "Company" or "eLinear") is a technology consulting services firm providing strategic consulting solutions, creative website design, website content management software, and technical project management and development services to companies seeking to increase productivity or reduce costs through investing in technologyThe Company's current customers are based in the United States. The Company has operated a technology consulting business since December of 1999. The Company acquired its Internet consulting business as a result of a reverse merger with Imagenuity, Inc. ("Imagenuity") in 1999. Immediately prior to acquiring the business of Imagenuity, the Company, which at the time was named Kinetiks.com, Inc. ("Kinetiks.com") did not engage in any business activities except for negotiating and compromising debt and searching for merger candidates. While Kinetics.com was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, the Company changed its name to eLinear, Inc.

Note  2.     Summary  of  Significant  Accounting  Policies

a)   Consolidation

     As of December 31, 2002, the Company had one wholly owned subsidiary, eLinear Corporation. eLinear, Corporation was incorporated in the State of Colorado on September 22, 1999All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying audited consolidated financial statements.

b)   Cash  and  Cash  Equivalents

     Cash and cash equivalents consist of cash on hand and held in banks in unrestricted accounts. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

c)   Property  and  Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets that range between three and fifteen years.

d)   Income  Taxes

     The Company accounts for income taxes using the liability method, under which the amount of deferred income taxes is based on the tax effects of the differences between the financial and income tax basis of the Company's assets, liabilities and operating loss carryforwards at the balance sheet date based upon existing tax laws. Deferred tax assets are recognized if it is more likely than not that the future income tax benefit will be realized. Since utilization of net operating loss carryforwards is not assured, no benefit for future offset of taxable income has been recognized in the accompanying financial statements.

e)   Long-lived  Assets

     The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses.

f)   Use  of  Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

g)   Advertising

     Advertising costs are charged to expense as incurred. The Company incurred approximately $3,000 and $21,000 in advertising costs during the years ended December 31, 2002 and 2001, respectively.

h)   Comprehensive  Income  (Loss)

     Comprehensive income is defined as all changes in shareholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for the years ended December 31, 2002 and 2001.

i)   Revenue  Recognition

     Revenue includes all amounts that are billable to clients. Revenue is recognized on a time and materials or on a percentage of completion basis, depending on the contract, as services are provided by employees and subcontractors. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price contracts is recognized over the contract term based on the percentage of services provided during the period compared to the total estimated services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Losses recognized during the years ended December 31, 2002 and 2001 were insignificant. Revenue recognized in excess of billings is recorded as unbilled services. Billings in excess of revenue recognized are recorded as deferred revenue until the above revenue recognition criteria are met. The Company performs ongoing credit evaluations of its client's financial condition and maintains reserves for potential credit losses based upon the expected collectability of total accounts receivable. To date, losses resulting from uncollectible receivables have not exceeded management's expectations.

j)   Earnings  (Loss)  Per  Share

     The Company computes net loss per share pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic net loss per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's convertible preferred stock.

     During the year ended December 31, 2002, options to purchase 1,168,333 shares of common stock and warrants to purchase 138,000 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive. During the year ended December 31, 2001, options to purchase 1,474,083 shares of common stock and warrants to purchase 138,000 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive. During the years ended December 31, 2002 and 2001 there was no convertible preferred stock outstanding.

k)   Stock-Based  Compensation

     The Company accounts for compensation costs associated with stock options and warrants issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted.

l)   Fair  Value  of  Financial  Instruments

     Financial instruments that are subject to fair disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash and cash equivalents, accounts receivable and accounts payable. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk.

m)   Reclassifications

     Certain amounts as previously presented in the 2001 financial statements have been reclassified to conform to the current year presentation.

n)   New  Accounting  Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with definitive lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using the systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations or cash flows.

     In October 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business'" for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.

     In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

     In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

     In November 2002, the FASB issued Interpretation 45. Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under FASB Statement 5 Accounting for
                                                                  --------------
     Contingencies.  In  addition  Interpretation  45,  requires significant new
     -------------
     disclosures for all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

     The Company currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard. The Company's current policy is to disclose all material guarantees and contingent arrangements, similar to the disclosure requirements of Interpretation 45, which provide for disclosure of the approximate term, nature of guarantee, maximum potential amount of exposure, and the nature of recourse provisions and collateral.

     During  December  2002,  the  Financial  Accounting  Standards Board (FASB)
     issued Statement 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB Statement 123 Accounting for
                                                                  --------------
     Stock-Based  Compensation  (Statement  123).  Statement 148 also amends and
     -------------------------
     augments the disclosure provisions of Statement 123 and Accounting Principles Board Opinion 28 Interim Financial Reporting to require
                                     -----------------------------
     disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of Statement 148 are effective for fiscal years and interim periods ending after December 15, 2002

     Statement 148 does not require the Company to transition from the intrinsic approach provided in Accounting Principles Board Opinion 25 Accounting for
                                                                  --------------
     Employee  Stock  Based  Compensation.  In  addition,  the  Company does not
     ------------------------------------
     currently plan to transition to the fair value approach in Statement 123. However, the Company has adopted the additional disclosure requirements of Statement 148 in this annual report.

Note  3.     Property  and  Equipment

     Property and equipment consist of the following at December 31, 2002 and 2001:

                                            2002
                                        ------------
         Leasehold improvements         $     2,350
         Computer equipment                  29,278
         Equipment                            8,897
                                        ------------
                                             40,525
         Accumulated depreciation           (26,002)
                                        ------------
         Net property and equipment     $    14,523
                                        ============

Note  4.     Commitments  and  Contingent  Liabilities

     The Company leases an office facility for its corporate operations conducted under an operating lease that expires October 2004. The Company is required to make monthly payments of approximately $1,900. Future minimum lease payments under the non-cancelable operating lease are as follows:

          Years  Ending  December  31,
          ----------------------------
                     2003                    $ 22,800
                     2004                      19,000
                     2005                          --
                     2006                          --
                                             --------
                        Total                $ 41,800
                                             ========

Note  5.     Shareholders'  Equity

     Stock  Split

     Except for the consolidated statements of shareholders' equity presentation, all share and per share consolidated information presented in the accompanying consolidated financial statements and the footnotes thereto have been retroactively restated to reflect a twenty-for-one reverse stock split of the Company's common stock that occurred on May 14, 2001.

     Stock  Option  Plans

     In August 1995, the Company approved a stock option plan under which up to 50,000 shares of the Company's common stock could be issued. In June 1996, the shareholders approved an amendment to the plan and increased the number of shares available under the plan to 80,000. Incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Incentive stock options are granted at an exercise price not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the common stock's fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company. As of December 31, 2002, incentive stock options to purchase 355,000 shares exercisable at prices ranging from $0.32 to $2.90 per share that vest over a three-year period were outstanding. As of December 31, 2002, non-qualified stock options to purchase 813,333 shares exercisable at prices ranging from $2.18 to $39.38 per share and immediately exercisable were outstanding.

On March 31, 2000, the directors of the Company approved the 2000 Stock Option Plan (the "Plan") under which up to 1,000,000 shares of the Company's common stock may be issued. The Plan was approved by the Company's shareholders at its annual shareholder meeting. Under the Plan, incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Awards under the Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The term of the options granted under the Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date (Incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the common stock's fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company's Board of Directors. Vesting rights will be fixed by the Company's Board of Directors provided, however, that an outside director not have the right to exercise more than 50% of the shares granted until six months after the grant date.

     Stock  option  activity  during  the  periods  indicated  is  as  follows:

                                               Weighted
                                Number of       Average
                                  Shares    Exercise Price
                                ----------  ---------------
Outstanding, January 31, 2001     733,133   $          3.40
                                ----------  ---------------
    Granted                       837,000              2.72
    Exercised                          --                --
    Forfeited                     (96,050)             6.30
    Expired                            --                --
                                ----------  ---------------
Outstanding, December 31, 2001  1,474,083              5.11
    Granted                       191,000              2.28
    Exercised                     (29,500)             1.57
    Forfeited                    (467,250)             3.58
    Expired                            --                --
                                ----------  ---------------
Outstanding, December 31, 2002  1,168,333   $          5.44
                                ==========  ===============
Exercisable, December 31, 2002    910,542   $          4.42
                                ==========  ===============

     At December 31, 2002, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.32 to $39.38 and 7.81 years, respectively. The weighted average grant date fair value of the options issued in 2002 and 2001 amounted to $2.28 and $2.72, respectively.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates. Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 2002 and 2001, net loss would have been changed to the pro forma amount indicated below.

                                          December 31, 2002    December 31, 2001
                                         -------------------  -------------------
Net loss:
  As reported                            $         (430,722)  $          (39,828)
  Pro forma                              $         (570,995)  $         (599,828)

Net loss per share - basic and diluted:
  As reported                            $            (0.44)  $            (0.05)
  Pro forma                              $            (0.59)  $            (0.68)



     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
risk free rate of 6%; volatility of 40% for 2002 and 2001 with no assumed dividend yield; and expected lives of three years.

Common  Stock  Warrants

     In connection with various consulting and financing arrangements, the Company has issued warrants to purchase the Company's common stock at prices that range from $5 per share to the lesser of $25 per share or a 15% discount to the closing bid price of the Company's common stock price on the date of exercise. The warrants are generally exercisable for a ten-year period and provide for "piggy-back" registration rights for the underlying shares at the request of the majority of the warrant holders. As of December 31, 2002, 28,000 warrants were outstanding.

     The Company issued the following warrants to purchase the Company's common stock in connection with the sale of common stock on September 7, 2001 and as of December 31, 2002 the following warrants are outstanding:

                       Exercise    Warrants
                         Price    Outstanding
                       ---------  -----------
Class A Common Stock   $    2.85       22,000
Class B Common Stock   $    2.90       22,000
Class C Common Stock   $    2.95       22,000
Class D Common Stock   $    3.00       22,000
Class E Common Stock   $    3.10       22,000
                                  -----------
    Total outstanding                 110,000
                                  ===========

     The agreements contain demand registration rights with respect to the warrants. The outstanding warrants expire from four to twenty-four months subsequent to the effective date of the registration statement.

Note  6.     Related  Party  Transactions

     J. Leonard Ivins, a director of the Company, has a consulting agreement dated November 11, 2002 with the Company whereby he earns $2,400 per month in addition to $450 per month for reimbursement of certain expenses. Mr. Ivins is also paid $200 for each meeting of the Board of Directors that he attends. During the twelve months ended December 31, 2002, Mr. Ivins earned approximately $6,700 pursuant to this agreement from November 11, 2002 to December 31, 2002. This agreement terminates the latter of July 12, 2003, or when Mr. Ivins is no longer a director of the Company. On April 15, 2003, the termination date was extended to January 15, 2004.

     Investor  Agreement

     On April 3, 2002, four members of management ("Selling Shareholders") entered into a Memorandum of Understanding with a potential investor for the sale of shares of the Company's common stock, which the Selling Shareholders had acquired pursuant to the exercise of options. During March 2002, each of the four Selling Shareholders exercised options to purchase 50,000 shares of the Company's common stock at an exercise price of $2.18 per share and exercised additional options to purchase an additional 50,000 shares of the Company's common stock each for an exercise price of $2.90 per share. Each Selling Shareholder agreed to sell all of the shares of common stock acquired to the investor. The investor agreed to pay each Selling Shareholder $3.18 and $4.90 per shares, respectively, for each share of common stock purchased for $2.18 and $2.90 per share, respectively. The Company and the Selling Shareholders have terminated all agreements with the potential investor as of June 30, 2002.

     Stock  Subscriptions  Receivable

     As discussed in the preceding paragraph, the Company accepted promissory notes comprising $436,000 and $580,000 from the Selling Shareholders in exchange for the exercise of common stock options on March 20, 2002 and March 27, 2002, respectively. These notes were non-interest bearing and due in installments of $218,000 and $290,000, respectively, for two years. Payments of $21,800 were made towards the promissory notes during April 2002 by the Selling Shareholders resulting from the sale of $10,000 shares. The remainder of the shares were not purchased by the investor and the Selling Shareholders rescinded their common shares in return for the options originally exercised. The stock subscriptions receivable were simultaneously canceled in April 2002 in relation to this transaction.

Note  7.     Income  Taxes

     The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2002, are as follows:


                                                     2002
                                                -------------
      Net operating loss carryforwards          $  2,449,000
      Other                                           20,000
      Valuation allowance                         (2,469,000)
                                                -------------
            Net deferred tax asset              $         --
                                                ============-

     Income  tax  (expense)  benefit  consists  of  the  following:

                                                  2002        2001
                                                ---------  ----------
Current:
    Federal                                     $     --   $      --
Deferred:
    Deferred                                     (20,000)     (1,000)
    Benefit of net operating loss carryforward    (9,000)    425,000
Change in valuation allowance                     29,000    (424,000)
                                                ---------  ----------
                                                $     --   $      --
                                                =========  ==========

     The expected income tax benefit at the statutory tax rate differed from the income taxes in the accompanying statements of operations as follows:

                                         2002     2001
                                        -------  -------
Statutory rate                          (34.0%)  (34.0%)
State rate                               (3.5%)   (3.5%)
Change in deferred tax asset valuation
    allowance                             37.5%    37.5%
                                        -------  -------
Effective tax rate in accompanying
    statements of operations               0.0%     0.0%
                                        =======  =======

     As of December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $6,861,000. When more than a 50% change in ownership occurs, over a three-year period, as defined, the Tax Reform Act of

1986 limits the utilization of net operating loss ("NOL") carryforwards in the years following the change in ownership. Therefore, it is possible that the Company' utilization of its NOL carryforwards may be partially reduced as a result of the changes in stock ownership. No determination has been made as of March 31, 2001, as to what implications, if any, there will be in the net operating loss carryforwards of the Company.

Note  8.     Litigation

     From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings outside of the ordinary course of business except as set forth below:

     On December 16, 1999, eLinear and Imagenuity were served with a complaint captioned Chris Sweeney v. Kinetics.com, Inc. and Imagenuity, Inc., Circuit Court, Duval County, Florida, Civil Case Number 1999-7252-CA. The complaint alleged a breach of an alleged oral modification of a written employment agreement between the Plaintiff, Chris Sweeney, and Imagenuity and alleged breaches by eLinear and Imagenuity of fiduciary obligations which the Plaintiff claims were owed to him. Plaintiff is seeking as damages twenty percent (20%) of eLinear's common stock received by the sole shareholder of Imagenuity in connection with the merger of Imagenuity with and into eLinear's subsidiary. After the filing of the complaint, eLinear's subsidiary, eLinear Corporation, was added as a Defendant. Management intends to vigorously contest the case. While the Company believes the case to have no merit, at this stage it is impossible to predict the amount or range of potential loss, if any.

     In December 1999 eLinear counter-sued Chris Sweeney in a lawsuit captioned eLinear Corporation v. Chris Sweeney, United States District Court, District of Colorado, Case Number 99-WM-2434. The Complaint sought a determination of the rights of the parties with respect to the termination of Chris Sweeney's employment agreement with Imagenuity. The lawsuit was indefinitely stayed pending resolution of the Florida litigation discussed above.

     On March 27, 2003, the Company filed a motion to dismiss for failure to prosecute, since the Plaintiff has failed to file any "record activity" in the case for a period of more than one year.

Note  9.     Significant  Concentration

     During the year ended December 31, 2002, the Company generated revenue from one customer that represented 43% of total revenue. During the year ended December 31, 2001, the Company generated revenue from two customers that represented 25% and 14% of total revenue, respectively.

Note  10.     Subsequent  Events

     Effective March 31, 2003, eLinear completed the acquisition of all of the issued and outstanding shares of NetView Technologies, Inc. ("NetView"). Pursuant to the transaction, eLinear issued an aggregate of 12,961,979 shares to the five shareholders of NetView. The merger was completed by NetView Acquisition Corporation, a wholly owned subsidiary of eLinear, merging with and into NetView, with NetView as the surviving corporation. The merger became effective at the time of filing of the certificate of merger with the Texas Secretary of State, which occurred on April 15, 2003 (the "Effective Date"). As of the Effective Date, NetView became a wholly owned subsidiary of eLinear and NetView Acquisition Corporation ceased its existence. As of April 16, 2003, (a) Tommy Allen and Carl A. Chase will join the Board of Directors of eLinear, and
(b) the officers of eLinear will be as follows: Jon V. Ludwig - chief executive officer and secretary; Kevan M. Casey - president and treasurer and Tommy Allen
-  executive  vice  president  of  sales  and  assistant  treasurer.

     Subsequent to December 31, 2002, NetView entered into a financing agreement with Textron Financial ("Textron") whereby Textron will finance up to $1 million of inventory purchases. The agreement calls for interest at prime rate, as quoted in the Wall Street Journal, plus six percent (6%), and is secured by essentially all the assets of NetView and the personal guarantees of two stockholders. The agreement requires NetView to maintain certain financial ratios.

     In connection with the anticipated merger, NetView advanced the Company $20,000 pursuant to a note agreement. The agreement calls for interest at the rate of 4%, is due on demand, and if no demand, on or before August 2004. The note  is  secured  by  essentially  all  the  assets  of  eLinear.

     Effective April 15, 2003, certain warrant holders referenced in Note 5, agreed to terminate the warrant agreements and were issued 134,750 shares of restricted Company common stock valued at $0.40 per share.

                          INDEPENDENT AUDITORS' REPORT

To  the  Stockholders
NetView  Technologies,  Inc.
Houston,  Texas

We have audited the accompanying balance sheet of NetView Technologies, Inc. (an S Corporation) as of December 31, 2002, and the related statement of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetView Technologies, Inc. (an S Corporation) as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the Unites States of America.


Gerald  R.  Hendricks  &  Company,  P.C.

Westminster,  Colorado
March 31, 2003, except for the first two paragraphs of Note 8, the date of which is April 15, 2003

                           NETVIEW TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2002


                                 ASSETS

Current assets:
    Cash                                                     $  120,894
    Accounts receivable, net of allowance of $54,000          1,562,653
    Inventory                                                    16,947
                                                             -----------
        Total current assets                                  1,700,494
                                                             -----------
Property and equipment                                           40,735
Less accumulated depreciation                                    (9,143)
                                                             -----------
    Net property and equipment                                   31,592
Deposits                                                          5,792
                                                             -----------
        Total assets                                         $1,737,878
                                                             ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable, trade                                  $1,456,952
    Accounts payable - related parties                           64,000
    Accrued liabilities                                          91,364
                                                             -----------
        Total current liabilities                             1,612,316
                                                             -----------
Long-term debt - related parties                                239,900
                                                             -----------
Commitments and contingencies (Note 5)
Stockholders' deficit:
    Common stock, $.01 par value, 1,000 shares authorized,
       issued and outstanding                                        10
    Additional paid-in capital                                      990
    Accumulated deficit                                        (115,338)
                                                             -----------
       Total stockholders' deficit                             (114,338)
                                                             -----------
        Total liabilities and stockholders' deficit          $1,737,878
                                                             ===========



See  accompanying  notes  to  financial  statements.

                           NETVIEW TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002



Revenue                                          $7,733,119
Cost of sales                                     6,757,097
                                                 -----------
        Gross profit                                976,022
                                                 -----------

Operating expenses:
  Selling, general and administrative expenses:
    Payroll and related expenses                    379,498
    Office administration                           136,672
    Professional services                            30,409
    Professional services - related parties          84,000
    Depreciation expense                              9,143
    Other                                           125,976
                                                 -----------
         Total operating expenses                   765,698
                                                 -----------

Income from operations                              210,324
Interest expense, net                               (10,930)
                                                 -----------
Income before pro forma income tax expense          199,394
Pro forma income tax expense                       (106,554)
                                                 -----------
Pro forma net income                             $   92,840
                                                 ===========

Pro forma basic earnings per share               $     0.01
                                                 ===========
Pro forma diluted earnings per share             $     0.01
                                                 ===========

Weighted average shares outstanding:
    Basic                                         13,932,238
                                                 ===========
    Diluted                                       13,932,238
                                                 ===========


See  accompanying  notes  to  financial  statements.

                                   NETVIEW TECHNOLOGIES, INC.
                          STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                              FOR THE YEAR ENDED DECEMBER 31, 2002




                                    Common Stock    Additional                       Total
                                   ---------------   Paid-in      Accumulated     Stockholders'
                                   Shares  Amount    Capital        Deficit         Deficit
                                   ------  -------  -----------  --------------  ---------------
Balances, January 1, 2002              --  $    --  $        --  $          --   $           --
Issuance of common stock for cash   1,000       10          990             --            1,000
Distribution to S Corporation
    stockholders                       --       --           --       (314,732)        (314,732)
Net income                             --       --           --        199,394          199,394
                                   ------  -------  -----------  --------------  ---------------
Balances, December 31, 2002         1,000  $    10  $       990  $    (115,338)  $     (114,338)
                                   ======  =======  ===========  ==============  ===============


See  accompanying  notes  to  financial  statements.

                           NETVIEW TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002



Cash flows provided by operating activities:
    Net income                                                   $   199,394
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                   9,143
        Bad debt expense                                              54,000
        Changes in assets and liabilities:
            Accounts receivable                                   (1,616,653)
            Inventory                                                (16,947)
            Accounts payable                                       1,456,952
            Accounts payable - related parties                        64,000
            Accrued liabilities                                       91,364
                                                                 ------------
Net cash provided by operating activities                            241,253
                                                                 ------------

Cash flows from investing activities:
    Purchase of property and equipment                               (40,735)
    Deposits                                                          (5,792)
                                                                 ------------
Net cash used in investing activities                                (46,527)
                                                                 ------------

Cash flows from financing activities:
    Proceeds from notes payable - related parties                    357,000
    Payments on notes payable - related parties                     (117,100)
    Issuance of stock for cash                                         1,000
    Distribution to S Corporation stockholders                      (314,732)
                                                                 ------------
Net cash used in financing activities                                (73,832)
Net increase in cash                                                 120,894
Cash and cash equivalents, beginning of year                              --
                                                                 ------------
Cash and cash equivalents, end of year                           $   120,894
                                                                 ============


See  accompanying  notes  to  financial  statements.

                           NETVIEW TECHNOLOGIES, INC
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Note  1.     Organization  and  Nature  of  Business

     NetView was incorporated in the State of Texas in December 2001 as an S-Corporation and commenced operations on January 1, 2002.

     NetView Technologies, Inc. (the "Company" or "NetView") is an advanced technology solutions company that provides its customers with product fulfillment and related Information Technology services, to Fortune 2000 and Small to Medium Business ("SMB") organizations. The Company believes its experience, processes and service offerings allow its customers to outsourced some or all of their Information Technology requirements and reduce overall Information Technology costs.

     The Company sells to entities throughout the United States, however a majority of its revenue is earned from sales in the State of Texas.

Note  2.     Summary  of  Significant  Accounting  Policies

a)   Cash  and  Cash  Equivalents

     Cash and cash equivalents consist of cash on hand and invested in banks in unrestricted accounts. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

b)   Inventory

     Inventory is carried at cost using the first-in, first-out method. Management of the Company gives appropriate consideration to deterioration, obsolescence and other factors in evaluating net realizable value.

c)   Property  and  Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets which range between three and seven years.

d)   Income  Taxes

     The Company has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company does not pay federal corporate income taxes on its taxable income. Instead, the shareholders are liable for individual federal income taxes based on their respective ownership percentages. The Company prepares its financial statements on the accrual basis of accounting; however uses the cash basis of accounting for income tax purposes. The primary difference between financial and income tax reporting is that the Company recognizes revenue for financial statement purposes as it is earned, while recognizing revenue for income tax purposes as it is collected. (See Note 8)

e)   Long-lived  Assets

     The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses.

f)   Use  of  Estimates

     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

g)   Comprehensive  Income  (Loss)

     Comprehensive income is defined as all changes in shareholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company's comprehensive income was equal to its net income for the year ended December 31, 2002.

h)   Revenue  Recognition

     Revenue includes all amounts that are billable to clients. Revenue is recognized when products are shipped to the customer or on a time and materials or on a percentage of completion basis, depending on the contract, as services are provided by employees and subcontractors. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price contracts is recognized over the contract term based on the percentage of services provided during the period compared to the total estimated services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Losses recognized during the year ended December 31, 2002, were insignificant. The Company performs ongoing credit evaluations of its client's financial condition and maintains reserves for potential credit losses based upon the expected collectibility of total accounts receivable. To date, losses resulting from uncollectible receivables have not exceeded management's expectations.

i)   Earnings  (Loss)  Per  Share

     The Company computes net income per share pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic net income per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted net income per share is determined in the same manner as basic net income per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's convertible debt. As of December 31, 2002, there were no dilutive stock options or warrants outstanding nor any convertible debt.

j)   Fair  Value  of  Financial  Instruments

     Financial instruments that are subject to fair disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash and cash equivalents, accounts receivable and accounts payable. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk.

k)   New  Accounting  Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with definitive lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using the systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations or cash flows.

     In October 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business'" for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.

     In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

     In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

     In November 2002, the FASB issued Interpretation 45. Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under FASB Statement 5 Accounting for
                                                                  --------------
     Contingencies.  In  addition  Interpretation  45,  requires significant new
     -------------
     disclosures for all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

     The Company currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard. The Company's current policy is to disclose all material guarantees and contingent arrangements, similar to the disclosure requirements of Interpretation 45, which provide for disclosure of the approximate term, nature of guarantee, maximum potential amount of exposure, and the nature of recourse provisions and collateral.

     During  December  2002,  the  Financial  Accounting  Standards Board (FASB)
     issued Statement 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB Statement 123 Accounting for
                                                                  --------------
     Stock-Based  Compensation  (Statement  123).  Statement 148 also amends and
     -------------------------
     augments the disclosure provisions of Statement 123 and Accounting Principles Board Opinion 28 Interim Financial Reporting to require
                                     -----------------------------
     disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of Statement 148 are effective for fiscal years and interim periods ending after December 15, 2002

     Statement 148 does not require the Company to transition from the intrinsic approach provided in Accounting Principles Board Opinion 25 Accounting for
                                                                  --------------
     Employee  Stock  Based  Compensation.  In  addition,  the  Company does not
     ------------------------------------
     currently plan to transition to the fair value approach in Statement 123. However, the Company has adopted the additional disclosure requirements of Statement 148 in this annual report.

Note  2.     Property  and  Equipment

     Property  and  equipment  consist  of  the  following at December 31, 2002:

          Automobile                                $   12,806
          Computer equipment                            16,752
          Furniture and fixtures                        11,177
                                                    -----------
                                                        40,735
          Accumulated depreciation                      (9,143)
                                                    -----------
          Net property and equipment                $   31,592
                                                    ===========

Note  3.     Notes  Payable  -  Related  Parties

     Notes payable due to officers of the Company consist of the following at December 31, 2002:



          Note  payable  to  an  officer  with  interest at 7%
          per annum and principal and interest due July 1, 2004,
          without collateral.                                        $    89,000

          Note  payable  to  an  officer  with  interest at 7%
          per annum and principal and interest due July 1, 2004,
          without collateral.                                            150,900
                                                                     -----------
                                                            Total     $  239,900
                                                                     ===========

Note  4.     Credit  Facilities

     From time to time, NetView purchases goods distributed by various manufacturers for resale to customers. To facilitate the purchase of these goods, NetView has entered into supply purchase agreements with certain vendors. These agreements generally provide for a dollar threshold for purchases and repayment terms. Certain of the agreements are collateralized by essentially all of the assets of NetView and are personally guaranteed by two of the stockholders of NetView. The amounts due to these vendors at December 31, 2002 approximated $1,100,000.

     During the year ended December 31, 2002, NetView entered into a Financing Agreement with Deutsche Financial Services ("DFS") whereby DFS would extend credit to NetView to purchase inventory available for resale to its customers. NetView pays a finance charge equal to the principal amount financed times the applicable rates for each transaction. This agreement is personally guaranteed by two of the stockholders of NetView. NetView incurred minimal finance charges pursuant to this agreement for the year ended December 31, 2002.

Note  5.     Commitments  and  Contingent  Liabilities

     The Company leases an office facility for its corporate operations conducted under an operating lease that expires October 31, 2004. The Company is required to make monthly payments of $4,388 for the months of January and February 2003 and monthly payments of $5,103 for the remainder of the lease. Future minimum lease payments under the non-cancelable operating lease are as follows:

              Years  Ending  December  31,
              ----------------------------
                          2003               $   59,806
                          2004                   51,030
                                             ----------
                             Total           $  110,836
                                             ==========

Note  6.     Litigation

     From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is not presently subject to any material legal proceedings outside of the ordinary course of business.

Note  7.     Significant  Concentration

     During the year ended December 31, 2002, the Company generated revenue from three customers that represented 21%, 21% and 11% of total revenue, respectively.

Note  8.     Subsequent  Events

Merger  Agreement

     Effective April 15, 2003, eLinear completed the acquisition of all of the issued and outstanding shares of NetView Technologies, Inc. ("NetView"). Pursuant to the transaction, eLinear issued an aggregate of 12,961,979 shares to the five shareholders of NetView. The merger was completed by NetView Acquisition Corporation, a wholly owned subsidiary of eLinear, merging with and into NetView, with NetView as the surviving corporation. The merger became effective at the time of filing of the certificate of merger with the Texas Secretary of State, which occurred on April 15, 2003 (the "Effective Date"). As of the Effective Date, NetView became a wholly owned subsidiary of eLinear and NetView Acquisition Corporation ceased its existence. As of April 16, 2003, (a) Tommy Allen and Carl A. Chase will join the Board of Directors of eLinear, and
(b) the officers of eLinear will be as follows: Jon V. Ludwig - chief executive officer and secretary; Kevan M. Casey - president and treasurer and Tommy Allen
-  executive  vice  president  of  sales  and  assistant  treasurer.

     Upon the completion of the merger, NetView terminated its S Corporation status for income tax purposes. The accompanying financial statements of NetView include pro forma income tax expense in the statement of operations, which present the income tax expense that would have been recorded had NetView not been a pass through entity for income tax purposes.


Line  of  Credit

     Subsequent to December 31, 2002, NetView entered into a financing agreement with Textron Financial ("Textron") whereby Textron will finance up to $1 million of inventory purchases. The agreement calls for interest at prime rate, as quoted in the Wall Street Journal, plus six percent (6%) and is secured by essentially all the assets of NetView and the personal guarantees of two stockholders. The agreement requires NetView to maintain certain financial ratios.

     In connection with the anticipated merger, NetView advanced eLinear $20,000 pursuant to a note agreement. The agreement calls for interest at the rate of 4%, is due on demand, and if no demand, on or before August 2004. The note is secured by essentially all the assets of eLinear.

     Additionally, NetView entered into a loan agreement with an unaffiliated third party. Pursuant to the agreement, NetView will lend an amount up to $100,000 to this third party. The agreement calls for interest at the rate of 4%, is due on demand and if no demand, on or before January 2004. The note is secured by essentially all the assets of the third party, and is personally guaranteed by the stockholders of this entity. The amount outstanding as of March 31, 2003, was $43,000. In connection with the loan agreement, NetView entered into an Option Agreement with this entity, whereby, NetView can acquire all of the outstanding stock of this entity. NetView must exercise its option to purchase this entity between May 1, 2003 and February 2004. The purchase price, payable in shares of NetView common stock, or its equivalent, is based on annual revenues and profits to thus entity.

                     UNAUDITED PRO FORMA COMBINED CONDENSED
                              FINANCIAL STATEMENTS

     The following unaudited pro forma combined condensed financial statements have been prepared to give the effect to the Merger. Unaudited pro forma combined condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or result of operations that would have actually been reported had the merger occurred at the beginning of the period presented, nor is it necessarily indicative of future financial position or results of operations.

     The unaudited pro forma combined condensed financial statements are based upon the respective historical consolidated financial statements of eLinear and NetView and notes thereto. The unaudited pro forma combined condensed financial statements do not incorporate, nor do they assume any benefits from cost savings or synergies of operations of the combined company. The following pro forma combined condensed financial statements present the pro forma combined condensed balance sheet as of December 31, 2002, and the statements of operations for the year ended December 31, 2002.

                                            eLINEAR, INC. AND SUBSIDIARY
                                PRO FORMA COMBINED CONDENSED CONSOLIDATED BALANCE SHEET
                                                   DECEMBER 31, 2002
                                                      (UNAUDITED)


                                                      eLinear, Inc.       NetView
                                                           and         Technologies,     Pro Forma          Pro Forma
                                                       Subsidiary          Inc.         Adjustments         Combined
                                                     ---------------  ---------------  -------------       -----------
ASSETS
Current assets:
    Cash                                             $       19,940   $      120,894   $    (64,000)  (1)  $   76,834

    Accounts receivable, net                                 90,789        1,562,653                        1,653,442
    Other current assets                                     35,830           16,947                           52,777
                                                     ---------------  ---------------  -------------       -----------
        Total current assets                                146,559        1,700,494        (64,000)        1,783,053
                                                     ---------------  ---------------  -------------       -----------
Property and equipment, net                                  14,523           31,592                           46,115
Other assets                                                  4,388            5,792                           10,180
                                                     ---------------  ---------------  -------------       -----------
        Total assets                                 $      165,470   $    1,737,878   $    (64,000)       $1,839,348
                                                     ===============  ===============  =============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable, trade                          $       91,312   $    1,456,952                       $1,548,264
    Intercompany                                                 --               --         20,000   (2)          --
                                                                                            (20,000)  (2)
    Accrued liabilities                                      44,751           91,364                          136,115
    Other current liabilities                                16,340           64,000        (64,000)  (1)      16,340
                                                     ---------------  ---------------  -------------       -----------
        Total current liabilities                           152,403        1,612,316        (64,000)        1,700,719
                                                     ---------------  ---------------  -------------       -----------
Long-term debt                                                   --          239,900                          239,900
                                                     ---------------  ---------------  -------------       -----------
Shareholders' equity (deficit):
    Common stock                                             21,366            1,000        259,240   (3)     280,606
                                                                                             (1,000)  (6)
    Additional paid-in capital                            1,332,204               --       (259,240)  (3)          --
                                                                                         (1,340,503)  (4)
                                                                                            266,549   (5)
    Accumulated deficit                                  (1,340,503)        (115,338)     1,340,503   (4)    (381,877)
                                                                                           (266,549)  (5)
                                                                                              1,000   (6)
                                                     ---------------  ---------------  -------------       -----------
     Total shareholders' deficit                             13,067         (114,338)            --          (101,271)
                                                     ---------------  ---------------  -------------       -----------
        Total liabilities and shareholders' equity   $      165,470   $    1,737,878   $    (64,000)       $1,839,348
                                                     ===============  ===============  =============       ===========

Pro  Forma  Adjustments:

(1) To record the distribution to NetView shareholders for earned income from S Corporation earnings.
(2)     To record a loan of $20,000 to eLinear and elimination in consolidation.
(3) To record the issuance of 12,961,979 shares of eLinear common stock to the shareholders of NetView.
(4) To reduce additional paid-in capital to reflect the net equity of NetView.
(5) To restore additional paid-in capital to zero and reduce retained earnings (deficit) by an equal amount.
(6)     To  eliminate  NetView  common  stock.


                                       eLINEAR, INC. AND SUBSIDIARY
                          PRO FORMA COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   FOR THE YEAR ENDED DECEMBER 31, 2002
                                               (UNAUDITED)


                                                eLinear, Inc.       NetView
                                                     and         Technologies,    Pro Forma    Pro Forma
                                                 Subsidiary          Inc.        Adjustments   Combined
                                               ---------------  ---------------  -----------  -----------
Revenue                                        $      967,994   $    7,733,119                $8,701,113
Cost of sales                                         784,486        6,757,097                 7,541,583
                                               ---------------  ---------------  -----------  -----------
      Gross profit                                    183,508          976,022                 1,159,530
                                               ---------------  ---------------  -----------  -----------
Selling, general and administrative expenses          592,998          756,555                 1,349,553
Depreciation                                           13,133            9,143                    22,276
                                               ---------------  ---------------  -----------  -----------
      Total operating expenses                        606,131          765,698                 1,371,829
                                               ---------------  ---------------  -----------  -----------
Income (loss) from operations                        (422,623)         210,324                  (212,299)
Other income (expense)                                 (8,099)         (10,930)                  (19,029)
                                               ---------------  ---------------  -----------  -----------
Income (loss) before income taxes                    (430,722)         199,394                  (231,328)
Pro forma income tax expense                               --         (106,554)                 (106,554)
                                               ---------------  ---------------  -----------  -----------
Net income (loss)                              $     (430,722)  $      199,394                $ (231,328)
                                               ===============  ===============  ===========  ===========

Pro forma basic earnings per share:
    Net loss                                                                                  $    (0.02)
                                                                                              ===========
Pro forma diluted earnings per share:
    Net loss                                                                                  $    (0.02)
                                                                                              ===========

                     PRO FORMA EARNINGS PER SHARE DISCLOSURE

                                          Income        Shares       Per-Share
                                       (Numerator)   (Denominator)    Amount
                                       ------------  -------------  -----------
Pro forma basic earnings:
    Net loss                           $  (231,328)     13,932,238  $    (0.02)
                                       ============                 ===========
Effect of dilutive securities:
    Stock options
                                                     -------------
Pro forma diluted earnings per share:
    Net loss                           $  (231,328)     13,932,238  $    (0.02)
                                       ============                 ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This information was "previously reported," as defined in Rule 12b-2 of the Exchange Act.

                                    PART III

ITEMS  9.,  10.  AND  12.

     These items have been omitted in accordance with the general instructions to Form 10-KSB. The information required by these items will be included in the Company's definitive proxy statement to be filed no later than April 30, 2003, and are incorporated by reference in this annual report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                      Equity Compensation Plan Information

     The following table gives information about the Company's common stock that may be issued upon the exercise of options under its 2000 Stock Option Plan as of December 31, 2002, which has been approved by the Company's stockholders, and under compensation arrangements that were not approved by the Company's stockholders.

                                                                                 Number of Securities
                             Number of Securities                              Remaining Available for
                              To be Issued Upon         Weighted Average        Future Issuance Under
                           Exercise of Outstanding     Exercise Price of         Equity Compensation
                            Options, Warrants and     Outstanding Options,   Plans (Excluding Securities
                                   Rights              Warrants and Rights      Reflected in Column A)
Plan Category                       (A)                        (B)                       (C)
-------------------------  ------------------------  ----------------------  ----------------------------
Equity Compensation Plans
Approved by Security
Holders                                     355,000  $                 2.56                       645,000
Equity Compensation Plans
Not Approved by Security
Holders                                     813,333  $                31.57                           N/A
                           ------------------------  ----------------------  ----------------------------
    Total                                 1,168,333  $                 5.44                       645,000
                           ========================  ======================  ============================

     Other information required by this Item 11 is incorporated herein by reference from the information provided under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement."

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits.  The  following  exhibits  of the Company are included herein.

Exhibit  No.          Description
------------          -----------

2.1 Agreement and Plan of Merger, dated October 11, 1999, between Registrant, eLinear Corporation and Imagenuity, Inc. (incorporated by reference to Exhibit A-1 to Registrant's Current Report on Form 8-K, dated October 25, 1999)
2.2 Agreement and Plan of Merger, dated April 15, 2003, between Registrant, NetView Acquisition Corp. and NetView Technologies, Inc.
3.1 Articles of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)

3.2 Bylaws of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
3.3 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-QSB for the period ended June 30, 2000)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
10.1           Employment  Agreement  with  Jon  V.  Ludwig

10.2           Employment  Agreement  with  Kevan  M.  Casey
10.3           Employment  Agreement  with  Tommy  Allen
10.4 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000)
10.5 Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001)
10.6 Asset Purchase Agreement dated August 31, 2000, among eLinear, Inc., eLinear Corporation, Innobar, LLC, Jay Vickers and John Kaercher (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.7 Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.9           Agreement  between  eLinear,  Inc. and Jon Ludwig dated April 15,
               2002.
10.10          Agreement between eLinear, Inc. and J. Leonard Ivins dated April
               15,  2002.
21.1           Subsidiaries  of  Registrant
23.1           Consent  of  Gerald  R.  Hendricks  &  Company,  P.C.
23.2           Consent  of  Aidman,  Piser  and  Company,  P.A.
99.1           Certification  for  Sarbanes-Oxley  Act


     (b) Reports on Form 8-K. - The Registrant has not filed any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

ITEM  14.  CONTROLS  AND  PROCEDURES

     With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on April 10, 2003. Based on his evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the year ended December 31, 2002. Subsequent to April 10, 2003, through the date of this filing of Form 10-KSB for the year ended December 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses that would require corrective action.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                             eLINEAR,  INC.

                             By:  /s/  Jon  V.  Ludwig
                             ---------------------------------------
                             Jon V. Ludwig, Principal Accounting Officer, Chief Executive Officer and Chief Financial Officer

                             Date:  April  15,  2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                                Date
---------                    -----                                ----

/s/  Jon  V.  Ludwig         President, Chief Executive           April 15, 2003
-----------------------      Officer and Chairman of the Board
Jon  V.  Ludwig

/s/  J.  Leonard  Ivins      Secretary  and Director              April 15, 2003
-----------------------
J.  Leonard  Ivins

                                  CERTIFICATION

I,  Jon  V.  Ludwig,  certify  that:

1.   I  have  reviewed  this  Annual  Report  on  Form  10-KSB of eLinear, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April  15,  2003



/s/  Jon  V.  Ludwig
--------------------
Jon  V.  Ludwig,
Chief  Executive  Officer  and  Chief  Financial  Officer

                                  EXHIBIT INDEX

Exhibit  No.   Description
------------   -----------
2.1            Agreement  and  Plan  of  Merger, dated October 11, 1999, between
               Registrant,  eLinear  Corporation  and  Imagenuity,  Inc.
               (incorporated by reference to Exhibit A-1 to Registrant's Current
               Report  on  Form  8-K,  dated  October  25,  1999)
2.2            Agreement  and  Plan  of  Merger,  dated  April 15, 2003, between
               Registrant,  NetView  Acquisition Corp. and NetView Technologies,
               Inc.
3.1            Articles  of  Incorporation  of  Registrant  (incorporated  by reference  to  Registrant's  Form  10-KSB  for  the  period ended
               December  31,  1995)
3.2            Bylaws  of  Registrant (incorporated by reference to Registrant's
               Form  10-KSB  for  the  period  ended  December  31,  1995)
3.3            Amended  and  Restated Certificate of Incorporation of Registrant
               (incorporated  by  reference  to Registrant's Form 10-QSB for the period  ended  June  30,  2000)
4.1            Specimen  of  Registrant's Common Stock Certificate (incorporated by  reference  to  Registrant's  Form 10-KSB for the period ended
               December  31,  1995)
10.1           Employment  Agreement  with  Jon  V.  Ludwig
10.2           Employment  Agreement  with  Kevan  M.  Casey
10.3           Employment  Agreement  with  Tommy  Allen
10.4           2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated
               June  30,  2000)
10.5           Amendment  No.  1  to  Registrant's  2000  Stock  Option  Plan
               (incorporated  by  reference  to Exhibit 4.2 to Registrant's Form
               S-8,  dated  July  31,  2001)
10.6           Asset  Purchase Agreement dated August 31, 2000, among eLinear,
               Inc.,  eLinear  Corporation,  Innobar,  LLC, Jay Vickers and John
               Kaercher  (incorporated  by reference to Registrant's Form 10-QSB filed  with  the  Commission  on  October  24,  2000)
10.7           Form of Indemnification Agreement for all officers and directors of  Registrant  (incorporated  by  reference to Registrant's Form
               10-QSB  filed  with  the  Commission  on  October  24,  2000)
10.9           Agreement  between eLinear, Inc. and Jon Ludwig dated April 15,
               2002.
10.10          Agreement between eLinear, Inc. and J. Leonard Ivins dated April
               15,  2002.
21.1           Subsidiaries  of  Registrant
23.1           Consent  of  Gerald  R.  Hendricks  &  Company,  P.C.
23.2           Consent  of  Aidman,  Piser  and  Company,  P.A.
99.1           Certification  for  Sarbanes-Oxley  Act