Form 10KSB/A
period 2002-12-31
ELINEAR INC
filed 2003-04-30
CIK 1001903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                             -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-07418
                                                -------

                                  ELINEAR, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    76-0478045
--------------------------------------------------------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

   7240 Brittmoore, Suite 118, Houston, Texas                77041
   ---------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

   Registrant's telephone number, including area code:   (713) 690-0855
                                                         --------------

   Securities registered pursuant to Section 12(b) of the Act:    None
                                                                  ----

   Securities registered pursuant to Section 12(g) of the Act:  $.02 Par Value
                                  Common Stock

     Check  whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90  days.  Yes [X]   No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended December 31, 2002, were $967,994.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 29, 2003, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $614,479.

The Registrant's common stock outstanding as of April 30, 2003, was 14,190,010 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                                     eLINEAR, INC.

                                         INDEX

                                                                                   PAGE NO.
                                                                                   --------
PART III  Item 9.   Directors, Executive Officers, Promoters and Control Persons,
                      Compliance with Section 16(a) of the Exchange Act                   3
          Item 10.  Executive Compensation                                                4
          Item 11.  Security Ownership of Certain Beneficial Owners and
                      Management                                                          5
          Item 12.  Certain Relationships and Related Party Transactions                  7
          Item 13   Exhibits and Reports on Form 8-K                                      7

     eLinear, Inc., a Delaware corporation, hereby amends Items 9, 10, 11 and 12 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 15, 2003, to add the additional information contained herein.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

      NAME        AGE                           POSITION
---------------  ---  -----------------------------------------------------------
Jon V. Ludwig     31  Chief Executive Officer, Chairman of the Board and Director

Kevan M. Casey    31  President and Treasurer

Tommy Allen       39  Senior Vice President and Director

J. Leonard Ivins  67  Secretary and Director

Carl A. Chase     53  Director

     Jon V. Ludwig. Mr. Ludwig has served as Chief Executive Officer of the Company since November 1, 1999, as Chairman of the Board since December 1999 and as Chief Technology Officer since November 13, 2000. He founded Imagenuity, Inc. in October 1997 and served as its President and Chief Executive Officer from its inception until completion of its merger with a wholly owned subsidiary of the Company in December 1999. From November 1996 to October 1997, he was employed by CGI Systems, Inc., a subsidiary of IBM Corporation as a technology consultant and Special Project Manager. From 1994 to November 1996, he was employed by Productivity Point International, a national computer software application training company, as a lead technical instructor.

     Kevan M. Casey. Mr. Casey has served as President of the Company since April 16, 2003. He and Mr. Allen founded NetView Technologies, Inc. in December 2001 and served as its President from its inception until completion of its merger with a wholly owned subsidiary of the Company on April 15, 2003. In 1998 he founded United Computing Group and United Consulting Group, a value added retailer and an information technology consulting firm, where he served as President and Chief Executive Officer. In December 1999, United Computing Group and United Consulting Group (collectively "UCG") were acquired by ClearWorks.net, Inc., where he continued as President of UCG until December 2001. During Mr. Casey's tenure at UCG, revenues grew to in excess of $28 million for calendar year 2001. Mr. Casey began his professional career in the information technology industry as a Vice President and shareholder of E-C
Computer Technical Services, Inc., a Houston, Texas technology company. Computer Technical Services was acquired by Intelligent Electronics Corporation in 1996, after which Mr. Casey served as Vice President of Intelligent Electronics ("XLSource"), Houston operations which had revenue in excess of $60 million. In 1997 XLSource was acquired by GE Capital IT Solutions and Mr. Casey continued as a consultant for GE until leaving in 1998.

     Tommy Allen. Mr. Allen has served as Senior Vice President and a director of the Company since April 16, 2003. He and Mr. Casey founded NetView Technologies, Inc. in December 2001 and served as its Secretary and Treasurer from its inception until completion of its merger with a wholly owned subsidiary of the Company on April 15, 2003. From 1999 to 2001, Mr. Allen served as Vice President for United Computing Group. From 1996 to 1999, Mr. Allen served as Senior Account Executive for ComputerTech, Inc. Mr. Allen served in a similar position with E-C Computer Technical Services, Inc, from 1994 to 1996. E-C
Computer Technical Services, Inc. was ultimately acquired by GE Capital IT Solutions in 1997. Prior to joining E-C Computer Technical Services, Mr. Allen was a Systems Analyst from 1990 to 1994 for Conoco.

     J. Leonard Ivins. Mr. Ivins has served as a director of the Company since November 13, 2000, serves as Chairman of the Compensation and of the Corporate Policy and Finance Committees and Corporate Secretary. Since 1995, he has been a private investor. Previously, he was a founder and co-owner of a privately held company that was an FDIC and RTC contractor with $60 million in fee income from 1991 to 1995. From 1979 to 1981, he was a turnaround and workout consultant to small, publicly held oil and gas companies. From 1970 to 1975, he was President of The Woodlands Development Corporation and a director of Mitchell Energy and Development Corp.

     Carl A. Chase. Mr. Chase has been a director of the Company since April 16, 2003, and serves as Chairman of the Audit Committee. Since April 2001, Mr. Chase has served as Senior Vice President - Budgets & Controls for Rockport
Healthcare Group, Inc., a preferred provider organization ("PPO") for work-related injuries and illnesses. Prior to joining Rockport, Mr. Chase was an independent consultant to Rockport from June 2000 and from August 1999 to May 2000, was Chief Financial Officer of ClearWorks.net, Inc. Mr. Chase also served as Chief Financial Officer of Bannon Energy Incorporated, an independent oil and gas company, from December 1992 to August 1999. Mr. Chase has over 28 years' experience in the areas of finance, accounting and administration with both private and public companies. He has held various positions with both major and independent oil and gas companies where his responsibilities included SEC reporting and compliance, obtaining financing for capital programs, mergers and acquisitions, budgeting and forecasting and policies, procedures and internal controls.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements, except for Mr. Ivins, who did not timely file two Form 4's reporting two transactions which Form 4's were filed in April 2003.


ITEM  10.  EXECUTIVE  COMPENSATION

     The following table sets forth in summary form the compensation received during each of the last three successive completed fiscal years by the Company's named executive officers:

                            SUMMARY COMPENSATION TABLE

                                                         LONG TERM COMPENSATION
---------------------------------------------------------------------------------
                               ANNUAL COMPENSATION               AWARDS
---------------------------------------------------------------------------------
                                                                      Securities
                                                   Restricted Stock   Underlying
Name and                 Fiscal   Salary   Bonus        Awards          Options
Principal Position        Year     ($)      ($)           ($)             (#)
---------------------------------------------------------------------------------
Jon V. Ludwig,             2002  $ 99,600      --                 --           --
Chief Executive Officer    2001  $ 85,326      --                 --      200,000
                           2000  $ 76,300      --                 --      100,000

______________

Option  Issuances

     As of December 31, 2002, incentive stock options to purchase 355,000 shares exercisable at prices ranging from $0.32 to $2.90 per share that vest over a three-year period under the Company's 2000 Stock Option Plan were outstanding. Of this amount, 300,000 were issued to an executive officer and a director of the Company. As of December 31, 2002, nonqualified stock options to purchase 175,000 shares were granted to an executive officer and a director of the company, exercisable at prices ranging from $1.30 to $2.90 per share and immediately exercisable. As of December 31, 2002, options to purchase 645,000 shares were available to be granted pursuant to the 2000 Stock Option Plan.

     On January 28, 2003, the Company issued nonqualified stock options to purchase 25,000 shares of common stock, exercisable at $0.45 per share and immediately exercisable, to satisfy a past due payroll accrual for unpaid salary due to Jon V. Ludwig. On March 31, 2003, the Company issued nonqualified stock options to purchase 100,000 shares of common stock, exercisable at $0.45 per share that are immediately exercisable to Jon V. Ludwig and nonqualified stock options to purchase 100,000 shares of common stock, exercisable at $0.45 per share that are immediately exercisable to J. Leonard Ivins.

     On April 16, 2003, the Company issued incentive stock options to purchase 100,000 shares of common stock, exercisable at $0.55 per share that are immediately exercisable to Kevan M. Casey and issued incentive stock options to purchase 100,000 shares of common stock, exercisable at $0.55 per share that are immediately exercisable to Tommy Allen. Also on April 16, 2003, the Company issued nonqualified stock options to Carl A. Chase to purchase 250,000 shares of common stock, exercisable at $0.50 per share, of which 83,335 vested immediately with the remaining vesting over a three-year period. All of these issuances were under the Company's 2003 Stock Option Plan. These issuances are subject to shareholder approval of the 2003 Stock Option Plan.

                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                AND FISCAL YEAR-END OPTION VALUES

                Shares
               Acquired                  Number of Securities            Value of Unexercised
                  on                     Underlying Unexercised               In-the-Money
               Exercise      Value          Options at FY-End             Options at FY-End
Name              (#)     Realized ($)           (#)                             ($)
------------------------------------------------------------------------------------------------
                                        Exercisable   Unexercisable  Exercisable   Unexercisable
                                        ------------  -------------  ------------  -------------
Jon V. Ludwig         --            --       200,000        100,000            --             --

     The closing price of the Company's common stock as of the end of the fiscal year ended December 31, 2002, was $0.45 per share. Since the exercise prices of the options listed above are $2.18, $2.90 and $3.40 per share, the options were not in-the-money as of the end of the Company's fiscal year, and no value is set forth in the above table under Securities and Exchange Commission rules.

2003  Stock  Option  Plan

     On April 16, 2003, the Board of Directors adopted the 2003 Stock Option Plan (the "Plan"), which allows for the issuance of up to 1,500,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company's success. In order to remain fully effective, the Plan must be approved by the shareholders prior to April 16, 2004. None of the options granted pursuant to the Plan may be exercised unless and until the Plan is approved by the shareholders. As of April 30, 2003, there were 200,000 incentive stock options granted pursuant to the Plan and 250,000 nonqualified options granted pursuant to the Plan at exercise prices ranging from $.50 to $.55 per share that vest immediately and over a three-year period, subject to shareholder approval of the Plan. Of this amount, 200,000 were issued to officers of the company. As of April 30, 2003, options to purchase 1,150,000 shares were available to be granted pursuant to the Plan.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

     The Company has entered into identical employment agreements with Messrs. Jon V. Ludwig, Kevan M. Casey and Tommy Allen. Under the terms of the agreements, they are to receive as compensation a monthly salary of $8,000, a quarterly retention bonus of $3,000 and additional monthly compensation to cover auto expenses and the cost home office expenses totaling $1,000 per month. The agreements are terminable with fourteen (14) days written notice with no additional compensation due upon termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of April 30, 2003, 14,190,010 shares of the Company's common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by: (a) each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock, (b) each of the Company's directors and executive officers and (c) all current directors and executive officers as a group.

     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant or conversion of convertible debt) within sixty days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

     To the Company's knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals listed is 7240 Brittmoore, Suite 118, Houston, Texas 77041.

NAME AND ADDRESS OF                          NUMBER OF SHARES       PERCENTAGE OF
BENEFICIAL OWNER                            BENEFICIALLY OWNED   OUTSTANDING SHARES
------------------------------------------------------------------------------------

Jon V. Ludwig                                       879,500 (1)                 6.0%
Kevan M. Casey                                    6,430,989 (2)                45.0%
Tommy Allen                                       6,430,990 (3)                45.0%
J. Leonard Ivins (4)                                515,615 (4)                 3.5%
Carl A. Chase (5)                                    83,335 (5)                 0.6%
All Executive Officers and Directors as a
group (5 persons)                                14,340,429 (6)                93.2%

______________________
(1) Includes options to purchase 425,000 shares of common stock at exercise prices ranging from $0.45 to $2.90 per share expiring from March 31, 2008 to December 29, 2010.
(2) Includes options to purchase 100,000 shares of common stock at an exercise price of $0.55 per share expiring April 16, 2008. These options were granted pursuant to the 2003 Stock Option Plan and will become exercisable only upon approval of the 2003 Stock Option Plan by the shareholders. Also includes 6,430,989 shares held by Mr. Casey's wife.
(3) Includes options to purchase 100,000 shares of common stock at an exercise price of $0.55 per share expiring April 16, 2008. These options were granted pursuant to the 2003 Stock Option Plan and will become exercisable only upon approval of the 2003 Stock Option Plan by the shareholders. Also includes 6,430,990 shares held by Mr. Allen's wife.
(4) Includes options to purchase 490,000 shares of common stock at exercise prices ranging from $0.45 to $3.40 per share expiring from March 31, 2008 to December 29, 2010. Mr. Ivins' business address is 2036 Brentwood Drive, Houston, Texas 77019.
(5) Includes options to purchase 83,335 shares of common stock at an exercise price of $0.50 per share expiring April 16, 2008. These options were granted pursuant to the 2003 Stock Option Plan and will become exercisable only upon approval of the 2003 Stock Option Plan by the shareholders. Mr. Chase's business address is 19311 Puget Lane, Spring, Texas 77388.
(6)  Includes  options  to  purchase  1,198,335  shares  of  common  stock.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table gives information about the Company's common stock that may be issued upon the exercise of options under its 2000 Stock Option Plan as of December 31, 2002, which has been approved by the Company's shareholders, and under compensation arrangements that were not approved by the Company's shareholders.

                                                                                 Number of Securities
                             Number of Securities                              Remaining Available for
                              To be Issued Upon         Weighted Average        Future Issuance Under
                           Exercise of Outstanding     Exercise Price of         Equity Compensation
                            Options, Warrants and     Outstanding Options,   Plans (Excluding Securities
                                    Rights            Warrants and Rights       Reflected in Column A)
Plan Category                        (A)                      (B)                        (C)
-------------------------  ------------------------  ----------------------  ----------------------------
Equity Compensation Plans
Approved by Security
Holders                                  355,000     $                 2.56                       645,000
Equity Compensation Plans
Not Approved by Security
Holders                                  813,333(1)  $                31.57                         N/A
                           ------------------------------------------------------------------------------
    Total                              1,168,333     $                 5.44                       645,000
                           ==============================================================================

(1)     Includes options to purchase 93,333 shares of common stock at $39.38 per share, 545,000 shares of common  stock  at  $2.18  per  share and 175,000 shares of common stock at $2.90 per share.  All of these options  expire  in  the  year  2010.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

     Mr. Ivins has a consulting agreement with the Company, whereby he receives $2,400 per month, reimbursement for expenses of $450 per month and payment of $200 for each Board of Directors meeting he attends in person. Mr. Ivins' agreement expires January 15, 2004.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits.  The  following  exhibits  of the Company are included herein.

Exhibit No.    Description
----------     -----------

2.1 Agreement and Plan of Merger, dated October 11, 1999, between Registrant, eLinear Corporation and Imagenuity, Inc. (incorporated by reference to Exhibit A-1 to Registrant's Current Report on Form 8-K, dated October 25, 1999)
2.2 Agreement and Plan of Merger, dated April 15, 2003, between Registrant, NetView Acquisition Corp. and NetView Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Annual Report on form 10-KSB, dated April 15, 2002)
3.1 Articles of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
3.2 Bylaws of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
3.3 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-QSB for the period ended June 30, 2000)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
10.1 Employment Agreement with Jon V. Ludwig (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)

10.2 Employment Agreement with Kevan M. Casey (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.3 Employment Agreement with Tommy Allen (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.4 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000)
10.5 Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001)
10.6 Asset Purchase Agreement dated August 31, 2000, among eLinear, Inc., eLinear Corporation, Innobar, LLC, Jay Vickers and John Kaercher (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.7 Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.8 Agreement between eLinear, Inc. and Jon Ludwig dated April 15, 2003 (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.9 Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
21.1           Subsidiaries  of Registrant (incorporated by reference to Exhibit
               21.1 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
99.1           Certification  for  Sarbanes-Oxley  Act  of  Jon  V.  Ludwig
99.2           Certification  for  Sarbanes-Oxley  Act  of  Kevan  M.  Casey

     (b) Reports on Form 8-K. - The Registrant filed a report on Form 8-K on April 24, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                       ELINEAR,  INC.

                                       By: /s/  Jon  V.  Ludwig
                                           ----------------------------------
                                       Jon V. Ludwig, Chief Executive Officer

                                       Date:  April 30, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                           Date
---------                      -----                           ----


/s/  Jon V. Ludwig             Chief Executive Officer         April 30, 2003
--------------------           and  Director
Jon  V.  Ludwig


/s/ Kevan M. Casey             President and Principal         April 30, 2003
---------------------          Accounting  Officer
Kevan  M.  Casey


/s/  Tommy  Allen              Executive Vice President        April 30, 2003
--------------------           and  Director
Tommy  Allen


                               Secretary and Director          April  30,  2003
--------------------
J.  Leonard  Ivins


/s/  Carl  A.  Chase           Director                        April  30,  2003
--------------------
Carl  A.  Chase

                                  CERTIFICATION

I, Jon V. Ludwig, certify that:

1.   I have reviewed this Annual Report on Form 10-KSB/A of eLinear, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


Date:  April 30, 2003


/s/  Jon  V.  Ludwig
--------------------
Jon  V.  Ludwig,
Chief  Executive  Officer

                                  CERTIFICATION

I, Kevan M. Casey, certify that:

1.   I have reviewed this Annual Report on Form 10-KSB/A of eLinear, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


Date:  April 30, 2003


/s/  Kevan M. Casey
-------------------
Kevan M. Casey,
President and Principal Accounting Officer

                                INDEX TO EXHIBITS

Exhibit No.    Description
-----------    -----------

2.3 Agreement and Plan of Merger, dated October 11, 1999, between Registrant, eLinear Corporation and Imagenuity, Inc. (incorporated by reference to Exhibit A-1 to Registrant's Current Report on Form 8-K, dated October 25, 1999)
2.4 Agreement and Plan of Merger, dated April 15, 2003, between Registrant, NetView Acquisition Corp. and NetView Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Annual Report on form 10-KSB, dated April 15, 2002)
3.4 Articles of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended
               December  31,  1995)  3.5  Bylaws  of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
3.6 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-QSB for the period ended June 30, 2000)
4.2 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
10.1 Employment Agreement with Jon V. Ludwig (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.2 Employment Agreement with Kevan M. Casey (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.10 Employment Agreement with Tommy Allen (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.11 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000)
10.12 Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001)
10.13 Asset Purchase Agreement dated August 31, 2000, among eLinear, Inc., eLinear Corporation, Innobar, LLC, Jay Vickers and John Kaercher (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.14 Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.15 Agreement between eLinear, Inc. and Jon Ludwig dated April 15, 2003 (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.16 Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
21.2           Subsidiaries  of Registrant (incorporated by reference to Exhibit
               21.1 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
99.3           Certification  for  Sarbanes-Oxley  Act  of  Jon  V.  Ludwig
99.4           Certification  for  Sarbanes-Oxley  Act  of  Kevan  M.  Casey

     (b) Reports on Form 8-K. - The Registrant filed a report on Form 8-K on April 24, 2003