Form 10QSB
period 2003-03-31
ELINEAR INC
filed 2003-05-20
CIK 1001903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2003

    [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-07418

                                  eLINEAR, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                       76-0478045
-----------------------------------       --------------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                7240 Brittmoore, Suite 118, Houston, Texas 77041
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 896-0500
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



     Check  whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]         No [_]

     As of May 15, 2003, there were outstanding 14,190,010 shares of common stock, $.02 par value per share.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
     ---------------------------------------------------------------------------

                                  ELINEAR, INC.
                              INDEX TO FORM 10-QSB
                                 MARCH 31, 2003

                                                                        Page No.
                                                                        --------
PART I    FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Condensed Consolidated Balance Sheets                  3
                       March 31, 2003 (unaudited) and December 31, 2002 pro forma unaudited

                     Condensed Consolidated Statements of Operations        4
                       (unaudited) Three Months Ended March 31, 2003
                       and 2002

                     Condensed Consolidated Statement of Changes in         5
                       Shareholders' Equity (Deficit) Three Months
                       Ended March 31, 2003 (unaudited)
                       and Year Ended December 31, 2002 pro forma unaudited

                     Condensed Consolidated Statements of Cash Flows        6
                       (unaudited) Three Months Ended March  31,
                       2003 and 2002

                     Notes to Unaudited Condensed Consolidated              7
                       Financial Statements

          Item 2.    Management's Discussion and Analysis of               12
                       Results of Operations and Financial Condition

          Item 3.    Controls and Procedures                               15

PART II   OTHER INFORMATION

          Item 1.    Legal Proceedings                                     15

          Item 2.    Changes in Securities and Use of Proceeds             17

          Item 3.    Defaults Upon Senior Securities                       17

          Item 4.    Submission of Matters to a Vote of Security Holders   17

          Item 5.    Other Information                                     17

          Item 6.    Exhibits and Reports on Form 8-K                      18

                              PART I.  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                                         ELINEAR, INC.
                                       AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          March 31,     December 31,
                                                                             2003           2002
                                                                         ----------------------------
                              ASSETS                                     (Unaudited)    (See Note 1)
                                                                                        (unaudited)
Current assets:
    Cash                                                                 $    42,163   $     140,834
    Accounts receivable, net of allowance of $59,200 at March 31, 2003
      and December 31, 2002                                                1,808,458       1,653,441
    Note receivable                                                           43,500              --
    Inventory                                                                192,718          16,947
    Unbilled services                                                             --          13,748
    Other current assets                                                      25,025          22,082
                                                                         ----------------------------
        Total current assets                                               2,111,864       1,847,052
                                                                         ----------------------------
Property and equipment                                                        81,261          81,261
Less accumulated depreciation                                                (41,671)        (35,145)
                                                                         ----------------------------
        Net property and equipment                                            39,590          46,116
Other assets                                                                  11,484          10,180
                                                                         ----------------------------
Total assets                                                             $ 2,162,938   $   1,903,348
                                                                         ============================

          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable, trade                                              $ 1,585,253   $   1,495,034
    Accrued liabilities                                                      127,196         195,684
    Accrued liabilities due to officers                                      155,000          64,000
    Deferred revenue                                                           7,500          10,000
                                                                         ----------------------------
        Total current liabilities                                          1,874,949       1,764,718
                                                                         ----------------------------
Long-term debt due to officers                                               266,888         239,900
                                                                         ----------------------------
Commitments and contingencies (Note 5)
Shareholders' equity (deficit):
    Preferred stock, $.02 par value, 10,000,000 shares authorized,
      none issued                                                                 --              --
    Common stock, $.02 par value, 100,000,000 shares authorized,
      14,030,260 shares issued and outstanding at March 31, 2003
      and December 31, 2002                                                  280,606         280,606
    Additional paid-in capital                                                13,188              --
    Accumulated deficit                                                     (272,693)       (381,876)
                                                                         ----------------------------
         Total shareholders' equity (deficit)                                 21,101        (101,270)
                                                                         ----------------------------
Total liabilities and shareholders' equity (deficit)                     $ 2,162,938   $   1,903,348
                                                                         ============================

See accompanying notes to unaudited condensed consolidated financial statements.

                                    ELINEAR, INC.
                                  AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                        For the Three Months Ended
                                                                 March 31,
                                                        ---------------------------
                                                            2003          2002
                                                        ---------------------------
                                                                      (See Note 1)
Revenue                                                 $ 3,369,597   $    904,278
Cost of sales                                             2,700,374        868,613
                                                        ---------------------------
        Gross profit                                        669,223         35,665
                                                        ---------------------------

Operating expenses:
    Selling, general and administrative expenses:
       Payroll and related expenses                         284,172        125,382
       Office administration                                 68,187         64,769
       Professional services                                169,626         65,769
       Other                                                 28,179         69,151
                                                        ---------------------------
    Total selling, general and administrative               550,164        325,071
    Depreciation                                              5,482          4,397
                                                        ---------------------------
        Total operating expenses                            555,646        329,468
                                                        ---------------------------

Income (loss) from operations                               113,577       (293,803)

Other income (expense):
    Interest, net                                            (4,394)        (1,836)
    Other expense                                                --         (9,961)
                                                        ---------------------------
Income (loss) before income taxes                           109,183       (305,600)
Pro forma income tax expense                                 37,000             --
                                                        ---------------------------
Pro forma net income (loss)                             $    72,183   $   (305,600)
                                                        ===========================

Pro forma net income (loss) per share:
    Basic                                               $      0.01         ($0.02)
                                                        ===========================
    Diluted                                             $      0.01         ($0.02)
                                                        ===========================

Weighted average number of common shares outstanding:
    Basic                                                14,030,260     13,904,757
                                                        ===========================
    Diluted                                              14,030,260     13,904,757
                                                        ===========================

See accompanying notes to unaudited consolidated financial statements.

                                                    ELINEAR, INC.
                                                  AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE YEAR ENDED DECEMBER 31, 2002 AND THREE MONTHS ENDED MARCH 31, 2003


                                                  Common Stock       Additional                        Total
                                              --------------------    Paid-in     Accumulated     Shareholders'
                                                Shares     Amount     Capital       Deficit     Equity (Deficit)
                                              ------------------------------------------------------------------
Balances January 1, 2002,                        905,000  $ 18,100  $ 1,205,509   $ (909,781)  $        313,828
    as previously reported
Exercise of stock options                         29,500       590       42,870           --             43,460
Stock issued for cash, net of costs               33,000       660       59,045           --             59,705
Stock issued for compensation                     95,781     1,916       24,880           --             26,796
Re-issuance of common stock                        5,000       100         (100)          --                 --
Stock issued in reorganization                12,961,979   259,240   (1,332,204)     759,233           (313,731)
Net loss                                              --        --           --     (231,328)          (231,328)
                                              ------------------------------------------------------------------
Balances, December 31, 2002, restated         14,030,260   280,606           --     (381,876)          (101,270)
Issuance of options for forgiveness of debt           --        --       13,188           --             13,188
Net income for period                                 --        --           --      109,183            109,183
                                              ------------------------------------------------------------------
Balances, March 31, 2003 (unaudited)          14,030,260  $280,606  $    13,188   $ (272,693)  $         21,101
                                              ==================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                                      eLINEAR, INC.
                                     AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                        (UNAUDITED)


                                                                    2003         2002
                                                                 -------------------------
                                                                             (See Note 1)
Cash flows provided used by operating activities:
    Net income (loss)                                            $ 109,183   $   (305,600)
    Adjustments to reconcile net income (loss) to cash used by operating activities:
        Depreciation                                                 6,526          6,139
        Stock issued for compensation                                   --          8,000
        Loss on disposal of property and equipment                      --         10,059
        Loss on adjustment of assets held for sale to
             net realizable value                                       --         16,749
        Changes in assets and liabilities:
            Accounts receivable                                   (155,017)      (205,315)
            Notes receivable                                       (43,500)            --
            Inventory                                             (175,771)       (63,559)
            Unbilled services                                       13,748            873
            Other current assets                                    (2,943)        (9,869)
            Accounts payable                                        90,219        278,554
            Accrued liabilities                                    (55,300)       (11,209)
            Accrued liabilities due to officers                     91,000             --
            Deferred revenue                                        (2,500)        17,507
                                                                 -------------------------
Net used by operating activities                                  (124,355)      (257,671)
                                                                 -------------------------

Cash flows from investing activities:
    Purchase of property and equipment                                  --        (25,606)
    Deposits                                                        (1,304)        (2,694)
                                                                 -------------------------
Net cash used by investing activities                               (1,304)       (28,300)
                                                                 -------------------------

Cash flows from financing activities:
    Proceeds from notes payable due to officers                     52,038        200,700
    Repayment of notes payable due to officers                     (25,050)        (6,100)
                                                                 -------------------------
Net cash provided by financing activities                           26,988        194,600
                                                                 -------------------------
Net decrease in cash                                               (98,671)       (91,371)
Cash and cash equivalents, beginning of period                     140,834        111,545
                                                                 -------------------------
Cash and cash equivalents, end of period                         $  42,163   $     20,174
                                                                 =========================


Non-cash transactions:
    Issuance of options for forgiveness of debt                  $  13,188   $         --
                                                                 =========================

See accompanying notes to unaudited condensed consolidated financial statements.

                                  ELINEAR, INC.
                                AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


Note  1.     Organization  and  Nature  of  Business

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying unaudited consolidated financial statements of eLinear, Inc. and Subsidiaries (the "Company" or "eLinear") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Securities and Exchange Commission.

     Reclassifications - Amounts in the prior period's financial statements have been reclassified as necessary to conform to the current period's presentation.

     BUSINESS

     Effective March 31, 2003, eLinear completed the acquisition of all of the issued and outstanding shares of NetView Technologies, Inc. ("NetView"). Pursuant to the transaction, eLinear issued an aggregate of 12,961,979 shares to the five shareholders of NetView. The merger was completed by NetView Acquisition Corporation, a wholly-owned subsidiary of eLinear, merging with and into NetView, with NetView as the surviving corporation. The merger became effective at the time of filing of the certificate of merger with the Texas Secretary of State, which occurred on April 15, 2003 (the "Effective Date"). As of the Effective Date, NetView became a wholly-owned subsidiary of eLinear and NetView Acquisition Corporation ceased its existence. As of April 16, 2003, (a) Tommy Allen and Carl A. Chase joined the Board of Directors of eLinear, and (b) the officers of eLinear are as follows: Jon V. Ludwig - chief executive officer; Kevan M. Casey - president and treasurer, Tommy Allen - executive vice president of sales and assistant treasurer and J. Leonard Ivins - secretary. The accompanying financial statements for the year ended December 31, 2002 and for the three months ended March 31, 2003 have been restated to present the financial condition and results of operations of the merged companies as if the merger had occurred at January 1, 2002.

     eLinear, Inc. is a technology consulting services firm providing strategic consulting solutions, creative web site design, web site content management software, and technical project management and development services to companies seeking to increase productivity or reduce costs through investing in technology. The Company's current customers are based in the United States. The Company has operated a technology consulting business since December of 1999. The Company acquired its Internet consulting business as a result of a reverse merger with Imagenuity, Inc. ("Imagenuity") in 1999. Immediately prior to acquiring the business of Imagenuity, the Company, which at the time was named Kinetiks.com, Inc. ("Kinetiks.com") did not engage in any business activities except for negotiating and compromising debt and searching for merger candidates. While Kinetics.com was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, the Company changed its name to eLinear, Inc.

     NetView was incorporated in the State of Texas in December 2001 as an S-Corporation and commenced operations on January 1, 2002. Upon the completion of the merger, NetView terminated its S-Corporation status for income tax purposes.

     NetView is an advanced information technology solutions company that provides its customers with network and storage solutions infrastructure and related services. NetView's focus is on creating long-term recurring revenue streams from a diverse client base. NetView markets its products and services through its own direct sales and marketing team, direct mail and trade shows.

     NetView sells to entities throughout the United States, however a majority of its revenue is earned from sales in the State of Texas.

Note  2.     Property  and  Equipment

     Property and equipment consist of the following at March 31, 2003 and December 31, 2002:

                                       March 31,    December 31,
                                         2003           2002
                                      ---------------------------
          Automobile                  $   12,806   $      12,806
                                      ---------------------------
          Leasehold improvements           2,350           2,350
          Computer equipment              46,030          46,030
          Furniture and equipment         20,075          20,075
                                      ---------------------------
                                          81,261          81,261
          Accumulated depreciation       (41,671)        (35,145)
                                      ---------------------------
          Net property and equipment  $   39,590   $      46,116
                                      ===========================

Note  3.     Related  Party  Transactions

     Notes payable and accrued liabilities due to officers of the Company consist of the following at March 31, 2003 and December 31, 2002:

                                                                        March 31,   December 31,
                                                                           2003         2002
                                                                        -------------------------
          Note payable to an officer with interest at 7% per annum and
          principal and interest due July 1, 2004, without collateral.  $  122,488  $      89,000

          Note payable to an officer with interest at 7% per annum and
          principal and interest due July 1, 2004, without collateral.     144,400        150,900

          Accrued liabilities due to officers                              155,000         64,000
                                                                        -------------------------
              Total                                                     $  421,888  $     303,900
                                                                        =========================

Note  4.     Credit  Facilities

     From time to time, NetView purchases goods distributed by various manufacturers for resale to customers. To facilitate the purchase of these goods, NetView has entered into supply purchase agreements with certain vendors. These agreements generally provide for a dollar threshold for purchases and repayment terms. Certain of the agreements are collateralized by essentially all of the assets of NetView and are personally guaranteed by two of the officers of the Company and their wives. The amount available to the Company pursuant to these agreements approximate $1,500,000 and the amounts due to these vendors at March 31, 2003 approximated $1,200,000. These agreements are subordinate to the Textron agreement discussed below.

     During the year ended December 31, 2002, NetView entered into a Financing Agreement with Deutsche Financial Services ("DFS") whereby DFS would extend credit to NetView to purchase inventory available for resale to its customers. NetView pays a finance charge equal to the principal amount financed times the applicable rates for each transaction. This agreement is personally guaranteed by two of the officers of the Company. As of March 31, 2003, NetView has no borrowings under this agreement and does not anticipate borrowing under this agreement as a result of the Textron agreement discussed below. NetView incurred minimal finance charges pursuant to this agreement for the year ended December 31, 2002.

     On March 25, 2003, NetView entered into a financing agreement with Textron Financial ("Textron") whereby Textron will finance up to $1 million of inventory purchases. The agreement calls for interest at prime rate, as quoted in the Wall Street Journal, plus six percent (6%) and is secured by essentially all the assets of NetView and the personal guarantees of two officers and their wives. The agreement requires NetView to maintain certain financial ratios. NetView was in compliance with these covenants as of March 31, 2003.

Note  5.     Commitments  and  Contingent  Liabilities

     The Company's executive and administrative offices are located at 7240 Brittmoore, Suite 118, Houston, Texas 77041, which facilities are leased by the Company from an unaffiliated third party. The Company's lease on these premises covers approximately 8,100 square feet and expires on October 31, 2004. The Company is required to make monthly payments of $4,388 for the months of January and February 2003 and monthly payments of $5,103 for the remainder of the lease. The Company has no present intent to invest in real estate, real estate mortgages or persons primarily engaged in real estate activities, however, the Company may change this policy at any time. Furthermore, the Company believes that suitable additional or replacement space will be available when required on terms acceptable to the Company.

     The Company will attempt to sublease its previous office space located at 8800 Jameel Road, Suite 170, Houston, Texas 77040. There can be no assurance that the Company will be successful in subleasing its previous office facilities.

Future minimum lease payments under the non-cancelable operating leases are as follows:

               Twelve Months Ending March 31,
               ------------------------------
                           2004                           $     84,036
                           2005                                 49,021
                                                          ------------
                              Total                       $    133,057
                                                          ============

Note  6.     Common  Stock  Options  and  Warrants

     Common  Stock  Warrants

     Effective April 15, 2003, certain warrant holders agreed to terminate their warrant agreements and were issued 134,750 shares of restricted common stock valued at $0.40 per share. In exchange for the issuance of these shares, the warrant holders agreed to forgo their rights to register these shares.

Note  7.     Industry  Segments

     The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). At March 31, 2003, the Company's two business units have separate management teams and infrastructures that offer different products and services.

     eLinear, Inc. is a technology consulting services firm providing strategic consulting solutions, creative web site design, web site content management software, and technical project management and development services to companies seeking to increase productivity or reduce costs through investing in technology.

     NetView is an advanced information technology solutions company that provides its customers with network and storage solutions infrastructure and related services.

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
Dollars ($)                   eLinear    NetView    Elimination   Consolidated
                             ---------  ----------  ------------  -------------
Revenue                       218,455   3,151,142            --      3,369,597
Segment profit                 24,628      84,555            --        109,183
Total assets                  173,495   1,999,443       (10,000)     2,162,938
Capital expenditures               --          --            --             --
Depreciation                    2,088       3,394            --          5,483


                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
Dollars ($)                  eLinear    NetView     Elimination   Consolidated
                             ---------  ----------  ------------  -------------
Revenue                       192,113     712,165            --        904,278
Segment loss                 (299,051)     (6,549)           --       (305,600)
Total assets                  213,431     575,262            --        788,693
Capital expenditures            5,526      20,080            --         25,606
Depreciation                    2,929       1,468            --          4,396

     The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

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

Note  9.     Significant  Concentration

     During the three-month period ended March 31, 2003, the Company generated revenue from 3 customers that represented 44% of total revenue. During the three-month period ended March 31, 2002, the Company generated revenue from 1 customers that represented 24% of total revenue.

Note  10.     Subsequent  Events

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

     In April 2003, the Company issued 300,000 restricted shares of its common stock to an employee pursuant to an exployee agreement. The shares were valued by the Board of Directors at the fair market value of the Company's common stock on the date of grant. The Company recorded compensation expense in the amount of $135,000.

     In April 2003, the Company issued 25,000 restricted shares of its common stock to the Company's former counsel as additional compensation. The shares were valued by the Board of Directors at the fair market value of the Company's common stock on the date of grant. The Company recorded compensation expense in the amount of $11,250.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of the Company's financial condition as of March 31, 2003, and the Company's results of operations for the three-month periods ended March 31, 2003 and 2002, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003.

OVERVIEW

     eLinear,  Inc.  (the  "Company"  or  "eLinear")  is a technology consulting services firm providing strategic consulting solutions, creative web site design, web site content management software, and technical project management and development services to companies seeking to increase productivity or reduce costs through investing in technology. The Company's current customers are based in the United States. The Company has operated a technology consulting business since December of 1999. The Company's Internet address is http://www.elinear.com. Information contained on the Company's web site is not
            ----------
a part of this report. The Company's stock is traded on the OTC Bulletin Board under the symbol "ELIN."

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

     NetView is a proven Information Technology solutions provider for the commercial and institutional market. In its first year of operation it generated $7.7 million in revenue. eLinear has a customer base that includes small, medium and large corporate and institutional customers in Houston, Texas and Denver, Colorado. NetView has a customer base that includes medium to large companies primarily in Houston. Management believes there are opportunities for the cross-selling of Information Technology services to NetView customers.

     It is expected that the merger with NetView will provide the Company the opportunity to expand its product and service offerings. The Company's Board of Directors approved the acquisition of NetView through a reverse merger with NetView, with eLinear as the survivor in the merger and NetView as a wholly owned subsidiary of eLinear. From an accounting standpoint, the transaction was accounted for as though it was a recapitalization of NetView and a sale of shares by NetView in exchange for the net assets of eLinear. The combined company will be a diversified provider of complete Information Technology solutions.

RESULTS  OF  OPERATIONS  AND  FINANCIAL  CONDITION

     The following table sets forth certain operating information regarding the Company for the three months ended March 31, 2003 and 2002:

                                                                        March 31,
                                                                 -----------------------
                                                                    2003         2002
                                                                 -----------------------
     Revenue                                                     $3,369,597   $ 904,278
     Cost of sales                                                2,700,374     868,613
                                                                 -----------------------
     Gross profit                                                   669,223      35,665
     Operating expenses                                             555,646     329,468
                                                                 -----------------------
     Income (loss) from operations                                  113,577    (293,803)
     Other expense                                                   (4,394)    (11,797)
                                                                 -----------------------
     Income (loss) before income taxes                              109,183    (305,600)
     Pro forma income tax expense                                   (37,000)         --
                                                                 -----------------------
     Pro forma net income (loss)                                 $   72,183   $(305,600)
                                                                 =======================
     Pro forma net income (loss) per share - basic and diluted   $     0.01   $   (0.02)
                                                                 =======================

     Revenue. Revenue includes all amounts that are billable to customers. For eLinear's services contracts, revenue is recognized on a time and materials basis for a time and materials contract, or on a percent to completion basis for fixed fee contracts. For the Company's network and storage solutions business through its NetView subsidiary, revenue is recognized when products are shipped to the customer. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price contracts is recognized over the contract term based on the percentage of services provided during the period compared to the total estimated services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Losses recognized during the three-month periods ended March 31, 2003 and 2002 were insignificant. Revenue recognized in excess of billings is recorded as unbilled services. Billings in excess of revenue recognized are recorded as deferred revenue until the above revenue recognition criteria are met.

     Total revenue for the three months ended March 31, 2003 was $3,369,597, which was $2,465,319 better than the prior year period of $904,278. Revenue from the consulting services business segment for the 2003 period was $218,455, which was an improvement of $26,342 over revenue for the 2002 period of $192,113. Revenue generated from the network and storage solutions business segment through the Company's NetView subsidiary for the 2003 period was $3,151,142 compared to $712,165 for the 2002 period. NetView began its operations in the first quarter of 2002. The increase in revenue was a result of a full three months of sales by NetView during the 2003 period, as well as an increase in the number of customers and orders that NetView procured during the period.

     Of the revenue generated for the period ended March 31, 2003, 3 customers provided in excess of 10% of the Company's revenue. The loss of any of these customers may have an adverse financial effect on the Company.

     Cost of sales. Total cost of sales for the three-month period ended March 31, 2003 was $2,700,374, an increase of $1,831,761 over the 2002 period. For the network and storage solutions business segment, cost of sales is comprised primarily of the costs associated with acquiring hardware to fill customer orders and payroll for support personnel. For the consulting services business segment, cost of sales consists primarily of full-time personnel and contract employee costs associated with projects the Company provides to its clients for a fee. The primary component of the increase was the cost of procuring hardware to fill an expanded number of customer orders. This amounted to $2,563,402 for the 2003 period. The Company anticipates that cost of sales will increase as revenue increases.

     Gross profit. Total gross profit increased from $35,665 for the three months ended March 31, 2002, to $669,223 for the three months ended March 31, 2003. The increase in gross profit was a result of an increase in revenue from both the consulting services and network and storage solutions business segments. Total gross profit as a percentage of revenue increased from 4% for the 2002 period to 20% for the 2003 period.

     Operating expenses. Total operating expenses for the three-month period ended March 31, 2003, were $555,646, an increase of $226,178 over the 2002 period of $329,468. The Company has added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders and has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to full-time employees. The net effect was an increase in payroll and related costs of $158,790. Professional services, which is comprised of legal, accounting and consulting fees, increased from $65,769 for the three-month period ended March 31, 2002, to $169,626 for the 2003 period. Of this amount, $90,000 was invoiced to the Company as consulting fees from two officers of the Company. The Company does not anticipate incurring such fees from the officers in the future. Other expenses decreased from $69,151 for the three-month period ended March 31, 2002, to $28,179 for the 2003 period. The primary reason for the decrease was due to a reduction in the amount of business travel expense incurred by the Company in the 2002 period. The Company is continuing to identify areas whereby it may continue to reduce its overhead costs during 2003.

     Pro forma net income. Pro forma net income for the three months ended March 31, 2003, after giving effect to the pro forma income tax adjustment, was $72,183 compared to a pro forma net loss of $305,600 for the 2002 period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The following summary table presents comparative cash flows of the Company for the three-month periods ended March 31, 2003 and 2002:

                                                       March 31
                                                ----------------------
                                                   2003        2002
                                                ----------------------
     Net cash used by operating activities      $(124,355)  $(257,671)
     Net cash used by investing activities      $  (1,304)  $ (28,300)
     Net cash provided by financing activities  $  26,988   $ 194,600

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Due to its shortage of cash, the Company reserves all of its liquidity in order to have the capability to pay its employees and/or contractors who are generating revenue for the Company at its clients' sites and to purchase product for its network and storage solutions business segment. Net cash used by operating activities for the three-month period ended March 31, 2003, was $124,355 compared with $257,671 for the 2002 period. This was an improvement of $133,316 over the prior year. The primary components of net cash used by operating activities for the 2003 period were increases in accounts receivable, notes receivable and inventory and decreases in accrued liabilities, which were partially offset by increases in accounts payable and accrued amounts due to two officers of the Company and net income of $109,183. Cash used by investing activities decreased from $28,300 for the three-moth period ended March 31, 2002, to $1,304 for the 2003 period.

     The Company began the period January 1, 2003 to March 31, 2003 with a cash balance of $140,834, and ended the period with a cash balance of $42,163, representing a net cash usage of $98,671 for the period. This is primarily attributable to the rapid growth in both the number of customers and the size of customer orders. The rapid growth that the Company experienced in the aforementioned period and in the subsequent months, has lead to cash shortages. The Company has been able to borrow funds from its officers to meet these short-term obligations to date. In order to fund the Company's growth and expansion, management of the Company is seeking outside investors to secure working capital such that the Company is able to meet its current obligations on a consistent basis. There can be no assurances, however, that the Company will be able to continue to borrow from its officers, or from third parties, at terms that are acceptable to the Company.

     Capital resources. The Company has funded its operations through the sale of common stock and the exercise of employee stock options. During the year ended December 31, 2002, the Company raised $59,705 from the sale of common stock and $43,460 from the exercise of stock options. The Company has not sold any stock and there have been no employee stock options exercised during the three-month period ended March 31, 2003.

     NetView has funded its operations by way of loans from two of its officers. During the three-month period ended March 31, 2003, NetView borrowed $52,038 from these officers and repaid $25,050. The amount due these officers at March 31, 2003, was $266,888. These notes are due July 1, 2004 and accrue interest at the rate of 7% per annum. These notes are unsecured. NetView has funded its purchases of network and storage solutions products primarily through vendor provided financing arrangements. On March 25, 2003, NetView was able to obtain a $1 million line of credit to fund purchases of network and storage solutions product for delivery to customers. This was secured by essentially all of NetView's assets, as well as by personal guarantees delivered by two of the Company's officers and their wives.

     Liquidity. NetView has various vendor financing arrangements with its suppliers for the purchase of network and storage solutions product. In addition, as previously discussed, NetView obtained a $1 million line of credit from Textron to finance purchases of network and storage solutions products.
Under the terms of the agreement, NetView has 45 days to pay for product financed by Textron at no interest. After 45 days, NetView must pay interest to Textron at the annual rate of prime plus six percent (6%).

     From time to time, the Company experiences cash flow shortages due to its rapid rate of growth, and lack of capital resources. Although management of the Company has been able to manage these shortfalls without interruption to the business to date, there can be no assurances that this will continue to occur. Accordingly, the Company is seeking additional working capital to satisfy its daily operating requirements. There can be no assurances, however, that such capital will be available on terms that are acceptable to the Company.

     At March 31, 2003, the Company had available cash of $42,163 and positive working capital of $236,915. Management believes that it will begin to generate positive cash flow from operations during its second fiscal quaretr and believes that sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. If expenses are in excess of management's estimates or if revenues decline, the Company may need to raise additional financing to fund operations. If the Company is required to raise additional financing it will be required to do so on a best efforts basis, as it currently has no commitments for such funding.

Item 3.     Controls and Procedures

     With the participation of management, the Company's chief executive officer and principal accounting officer evaluated the Company's disclosure controls and procedures on May 15, 2003. Based on this evaluation, the chief executive officer and the principal accounting officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003. Subsequent to May 15, 2003, through the date of this filing of Form 10-QSB for the quarterly period ended March 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                          PART II     OTHER INFORMATION

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


Item 2.     Changes in Securities and Use of Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company from January 1, 2003 through May 15, 2003, that were not registered under the Securities Act.

     On April 15, 2003, pursuant to the exemption provided by Rule 506 of Regulation D of the Securities Act, the Company issued 6,201,371 shares to Nancy Allen in exchange for 478.4277 shares of NetView Technologies, Inc. in accordance with the merger agreement dated April 15, 2003.

     On April 15, 2003, pursuant to the exemption provided by Rule 506 of Regulation D of the Securities Act, the Company issued 129,619 shares to Tommy Allen in exchange for 10 shares of NetView Technologies, Inc. in accordance with the merger agreement dated April 15, 2003.

     On April 15, 2003, pursuant to the exemption provided by Rule 506 of Regulation D of the Securities Act, the Company issued 300,000 shares to William Blocher in exchange for 23.1446 shares of NetView Technologies, Inc. in accordance with the merger agreement dated April 15, 2003.

     On April 15, 2003, pursuant to the exemption provided by Rule 506 of Regulation D of the Securities Act, the Company issued 6,201,370 shares to Tabitha Casey in exchange for 478.4277 shares of NetView Technologies, Inc. in accordance with the merger agreement dated April 15, 2003.

     On April 15, 2003, pursuant to the exemption provided by Rule 506 of Regulation D of the Securities Act, the Company issued 129,619 shares to Kevan
M. Casey in exchange for 10 shares of NetView Technologies, Inc. in accordance with the merger agreement dated April 15, 2003.

     On  April  15,  2003,  pursuant  to Section 4(2) of the Securities Act, the
Company  issued  25,000  shares  for  legal  services  valued  at  $11,250.

     On April 15, 2003, pursuant to Section 4(2) of the Securities Act, the Company issued 134,750 shares to certain warrant holders in consideration of termination of their warrant agreements valued at $53,900.

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

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits.  The  following  exhibits  of the Company are included herein.

Exhibit No.  Description
-----------  -----------

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

      (b) Reports on Form 8-K. - Registrant filed a report on Form 8-K on April 25, 2003, disclosing events pursuant to Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition) of Form 8-K. As part of Exhibit 99.1 to such report, the Company released condensed financial statements for the year ended December 31, 2002.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     Signature                        Title                    Date
---------------------------  ---------------------------  ----------------

/s/  Jon  V.  Ludwig         Chief Executive Officer          May 20, 2003
---------------------------    and  Director
Jon  V.  Ludwig


/s/  Kevan  M. Casey         President and Principal          May 20, 2003
---------------------------    Accounting  Officer
Kevan  M.  Casey

I,  Jon  V.  Ludwig,  certify  that:

1.   I  have  reviewed  this  Quarterly  Report on Form 10-QSB of eLinear, Inc.;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May  20,  2003



/s/  Jon  V.  Ludwig
--------------------
Jon  V.  Ludwig,
Chief  Executive  Officer

I,  Kevan  M.  Casey,  certify  that:

1.   I  have  reviewed  this  Quarterly  Report on Form 10-QSB of eLinear, Inc.;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May  20,  2003



/s/  Kevan  M.  Casey
---------------------
Kevan  M.  Casey,
President  and  Principal  Accounting  Officer