Form 10QSB/A
period 2003-03-31
ELINEAR INC
filed 2003-06-16
CIK 1001903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

Item 3.     Controls and Procedures

     With the participation of management, the Company's chief executive officer and principal accounting officer evaluated the Company's disclosure controls and procedures on June 12, 2003. Based on this evaluation, the chief executive officer and the principal accounting officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB/A for the quarterly period ended March 31, 2003. Subsequent to June 12, 2003, through the date of this filing of Form 10-QSB/A for the quarterly period ended March 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information

     Effective May 26, 2003, Mr. Jon V. Ludwig resigned his position of Chairman of the Board and Chief Executive Officer of the Company. Subsequent to Mr. Ludwig's resignation, Mr. Kevan M. Casey was elected to the Board of Directors, was elected as Chairman of the Board and Chief Executive Officer of the Company. The Board of Directors has approved the filing of this amended Form 10-QSB/A for the quarterly period ended March 31, 2003. There have been no changes to the financial information presented in this Form 10-QSB/A.

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits.  The  following  exhibits  of the Company are included herein.

Exhibit No.  Description
-----------  -----------

2.1          Agreement  and  Plan  of  Merger,  dated  October 11, 1999, between
             Registrant, eLinear Corporation and Imagenuity, Inc. (incorporated by reference to Exhibit A-1 to Registrant's Current Report on Form 8-K, dated October 25, 1999)
2.2          Agreement  and  Plan  of  Merger,  dated  April  15,  2003, between
             Registrant, NetView Acquisition Corp. and NetView Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Annual Report on form 10-KSB, dated April 15, 2002)
3.1 Articles of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
3.2          Bylaws  of  Registrant  (incorporated  by reference to Registrant's
             Form  10-KSB  for  the  period  ended  December  31,  1995)
3.3 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-QSB for the period ended June 30, 2000)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
10.1 Employment Agreement with Jon V. Ludwig (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)

10.2 Employment Agreement with Kevan M. Casey (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.3 Employment Agreement with Tommy Allen (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.4 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000)
10.5 Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001)
10.6 Asset Purchase Agreement dated August 31, 2000, among eLinear, Inc., eLinear Corporation, Innobar, LLC, Jay Vickers and John Kaercher (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.7 Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.8 Agreement between eLinear, Inc. and Jon Ludwig dated April 15, 2003 (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.9 Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
21.1         Subsidiaries of Registrant (incorporated by reference to Exhibit
             21.1  to Registrant's Annual Report on Form 10-KSB, dated April 15,
             2003)
99.1         Certification for Sarbanes-Oxley Act of Kevan M. Casey


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

     Signature                        Title                            Date
--------------------   -----------------------------------------   -------------

/s/ Kevan M. Casey     Chief Executive Officer, President,         June 13, 2003
--------------------   Principal Accounting Officer and Director

Kevan M. Casey

/s/ Tommy Allen        Executive Vice President and                June 13, 2003
--------------------   Director
Tommy Allen


/s/ J. Leonard Ivins   Director                                    June 13, 2003
--------------------
J. Leonard Ivins


/s/ Carl A. Chase      Director                                    June 13, 2003
--------------------
Carl A. Chase

I, Kevan M. Casey, certify that:

1.   I  have  reviewed  this Quarterly Report on Form 10-QSB/A of eLinear, Inc.;

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



Date:  June 13, 2003



/s/  Kevan M. Casey
-------------------
Kevan M. Casey,
Chief Executive Officer, President and
  Principal Accounting Officer