Form 10QSB
period 2003-06-30
ELINEAR INC
filed 2003-08-19
CIK 1001903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended  June  30,  2003

[  ]TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-07418

                                  eLinear, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     76-0478045
-------------------------------------      -------------------------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                     Identification  No.)



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

                             Yes [X]         No [ ]
                                  --             --

     As of August 12, 2003, there were outstanding 14,870,490 shares of common stock, $.02 par value per share.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
     -------------------------------------------------------------------------

                                  ELINEAR, INC.
                              INDEX TO FORM 10-QSB
                                  JUNE 30, 2003

                                                                                 Page No.
                                                                                 --------
PART I FINANCIAL INFORMATION


     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets                                  3
                 June 30, 2003 (unaudited) and December 31, 2002 pro forma
                 unaudited

               Condensed Consolidated Statements of Operations (unaudited)            4
                 Three Months and Six Months Ended June 30, 2003 and 2002

               Condensed Consolidated Statement of Changes in Shareholders'           5
                 Equity (Deficit) Six Months Ended June 30, 2003 (unaudited) and
                 Year Ended December 31, 2002 pro forma unaudited

               Condensed Consolidated Statements of Cash Flows (unaudited)            6
                 Six Months Ended June 30, 2003 and 2002

               Notes to Unaudited Condensed Consolidated Financial Statements         7

     Item 2.   Management's Discussion and Analysis of Results of                    12
               Operations  and  Financial  Condition

     Item 3.   Controls and Procedures                                               16

PART II OTHER INFORMATION

     Item 1.   Legal Proceedings                                                     16

     Item 2.   Changes in Securities and Use of Proceeds                             17

     Item 3.   Defaults Upon Senior Securities                                       18

     Item 4.   Submission of Matters to a Vote of Security Holders                   18

     Item 5.   Other Information                                                     18

     Item 6.   Exhibits and Reports on Form 8-K                                      18

                                             PART I. FINANCIAL INFORMATION

Item  1.     FINANCIAL  STATEMENTS

                                                     ELINEAR, INC.
                                                   AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        June 30,     December 31,
                                                                                          2003           2002
                                                                                     ---------------------------
                                                 ASSETS                               (Unaudited)   (See Note 1)
                                                                                                     (Unaudited)
Current assets:
    Cash                                                                             $     223,044   $  140,834
    Accounts receivable, net of allowance of $59,200 at June 30, 2003
      and December 31, 2002                                                              1,569,034    1,653,441
    Note receivable                                                                         51,500           --
    Stock subscription receivable                                                          135,300           --
    Inventory                                                                               66,195       16,947
    Unbilled services                                                                       13,055       13,748
    Other current assets                                                                    26,623       22,082
                                                                                     ---------------------------
        Total current assets                                                             2,084,751    1,847,052
                                                                                     ---------------------------
Property and equipment                                                                      87,177       81,261
Less accumulated depreciation                                                              (47,655)     (35,145)
                                                                                     ---------------------------
        Net property and equipment                                                          39,522       46,116
Other assets                                                                                13,429       10,180
                                                                                     ---------------------------
Total assets                                                                         $   2,137,702   $1,903,348
                                                                                     ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable, trade                                                          $   1,427,699   $1,495,034
    Accrued liabilities                                                                     99,632      195,684
    Accrued liabilities due to officers                                                         --       64,000
    Deferred revenue                                                                         5,000       10,000
                                                                                     ---------------------------
        Total current liabilities                                                        1,532,331    1,764,718
                                                                                     ---------------------------
Long-term debt due to officers                                                             369,479      239,900
                                                                                     ---------------------------
Commitments and contingencies (Note 5)
Shareholders' equity (deficit):
    Preferred stock, $.02 par value, 10,000,000 shares authorized,
      none issued                                                                               --           --
    Common stock, $.02 par value, 100,000,000 shares authorized,
      14,040,010 shares issued and outstanding at June 30, 2003
      and 14,030,260 at December 31, 2002                                                  280,801      280,606
    Additional paid-in capital                                                             213,443           --
    Accumulated deficit                                                                   (258,352)    (381,876)
                                                                                     ---------------------------
         Total shareholders' equity (deficit)                                              235,892     (101,270)
                                                                                     ---------------------------
Total liabilities and shareholders' equity (deficit)                                 $   2,137,702   $1,903,348
                                                                                     ===========================

See accompanying notes to unaudited condensed consolidated financial statements.

                                                ELINEAR,  INC.
                                               AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                         For the Three Months Ended  For the Six Months Ended
                                                                  June 30,                    June 30,
                                                        -----------------------------------------------------
                                                            2003           2002         2003         2002
                                                        -----------------------------------------------------
                                                                       (See Note 1)              (See Note 1)

Revenue                                                 $  3,464,114   $ 1,802,564   $6,833,711   $2,706,842
Cost of sales                                              2,874,382     1,498,456    5,574,756    2,367,069
                                                        -----------------------------------------------------
        Gross profit                                         589,732       304,108    1,258,955      339,773
                                                        -----------------------------------------------------

Operating expenses:
    Selling, general and administrative expenses:
       Payroll and related expenses                          291,743       138,480      575,915      263,862
       Office administration                                  71,284        45,846      139,471      110,615
       Professional services                                 157,261       120,113      326,887      185,882
       Other                                                  48,164        14,701       76,343       83,852
                                                        -----------------------------------------------------
    Total selling, general and administrative                568,452       319,140    1,118,616      644,211
    Depreciation                                               5,146        10,636       10,628       15,033
                                                        -----------------------------------------------------
        Total operating expenses                             573,598       329,776    1,129,244      659,244
                                                        -----------------------------------------------------

Income (loss) from operations                                 16,134       (25,668)     129,711     (319,471)

Other income (expense):
    Interest, net                                             (5,419)       (3,576)      (9,813)      (5,412)
    Other                                                      3,626       (16,745)       3,626      (26,706)
                                                        -----------------------------------------------------
Income (loss) before income taxes                             14,341       (45,989)     123,524     (351,589)
Pro forma income tax expense                                   5,000            --       42,000           --
                                                        -----------------------------------------------------
Pro forma net income (loss)                             $      9,341   $   (45,989)  $   81,524   $ (351,589)
                                                        =====================================================

Pro forma net income (loss) per share:
    Basic                                               $       0.00        ($0.00)  $     0.01       ($0.03)
                                                        =====================================================
    Diluted                                             $       0.00        ($0.00)  $     0.01       ($0.03)
                                                        =====================================================

Weighted average number of common shares outstanding:
    Basic                                                 14,030,260    13,904,757   14,030,260   13,904,757
                                                        =====================================================
    Diluted                                               14,030,260    13,904,757   14,030,260   13,904,757
                                                        =====================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                                  ELINEAR,  INC.
                                                 AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                   (DEFICIT)
                     FOR THE YEAR ENDED DECEMBER 31, 2002 AND SIX MONTHS ENDED JUNE 30, 2003



                                                   Common Stock        Additional                    Total
                                              ----------------------
                                                                        Paid-in    Accumulated    Shareholders'
                                                Shares      Amount      Capital      Deficit    Equity (Deficit)
                                              -------------------------------------------------------------------
Balances January 1, 2002,                        905,000   $ 18,100   $ 1,205,509   $(909,781)  $        313,828
    as previously reported
Exercise of stock options                         29,500        590        42,870          --             43,460
Stock issued for cash, net of costs               33,000        660        59,045          --             59,705
Stock issued for compensation                     95,781      1,916        24,880          --             26,796
Re-issuance of common stock                        5,000        100          (100)         --                 --
Stock issued in reorganization                12,961,979    259,240    (1,332,204)    759,233           (313,731)
Net loss                                              --         --            --    (231,328)          (231,328)
                                              -------------------------------------------------------------------
Balances, December 31, 2002, restated         14,030,260    280,606            --    (381,876)          (101,270)
Issuance of options for forgiveness of debt           --         --        13,188          --             13,188
Stock issued for cancellation of warrants        134,750      2,695        51,205          --             53,900
Exercise of stock options                        150,000      3,000       132,300          --            135,300
Stock cancelled                                 (300,000)    (6,000)        6,000          --                 --
Stock issued for services                         25,000        500        10,750          --             11,250
Net income for period                                 --         --            --     123,524            123,524
                                              -------------------------------------------------------------------
Balances, June 30, 2003 (unaudited)           14,040,010   $280,801   $   213,443   $(258,352)  $        235,892
                                              ===================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                                  eLINEAR, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)

                                                            2003        2002
                                                         ----------------------
                                                                    (See Note 1)
Cash flows used by operating activities:
    Net income (loss)                                    $ 123,524   $(351,589)
    Adjustments to reconcile net income (loss) to cash
      used by operating activities:
        Depreciation                                        12,510      15,033
        Stock issued for compensation                       65,150       8,000
        Loss on disposal of property and equipment              --      10,059
        Loss on adjustment of assets held for sale to
             net realizable value                               --      16,749
        Changes in assets and liabilities:
            Accounts receivable                             84,407    (377,181)
            Stock subscription receivable                 (135,300)         --
            Note receivable                                (51,500)         --
            Inventory                                      (49,249)     (6,375)
            Unbilled services                                  692      (1,887)
            Other current assets                            (4,541)      5,037
            Accounts payable                               (67,335)    317,364
            Accrued liabilities                            (82,862)     65,238
            Accrued liabilities due to officers            (64,000)         --
            Deferred revenue                                (5,000)    (14,562)
                                                         ----------------------
Net cash used by operating activities                     (173,504)   (314,114)
                                                         ----------------------

Cash flows from investing activities:
    Purchase of property and equipment                      (5,916)    (44,154)
    Deposits                                                (3,249)     (4,142)
                                                         ----------------------
Net cash used by investing activities                       (9,165)    (48,296)
                                                         ----------------------

Cash flows from financing activities:
    Proceeds from notes payable due to officers            159,538     200,700
    Repayment of notes payable due to officers             (29,959)     (7,200)
    Exercise of stock options                              135,300      47,150
    Stock issued for cash                                       --      73,590
    Cancel stock subscription                                   --      (7,800)
                                                         ----------------------
Net cash provided by financing activities                  264,879     306,440
                                                         ----------------------
Net increase (decrease) in cash                             82,210     (55,970)
Cash and cash equivalents, beginning of period             140,834     111,545
                                                         ----------------------
Cash and cash equivalents, end of period                 $ 223,044   $  55,575
                                                         ======================


Non-cash transactions:
    Issuance of options for forgiveness of debt          $  13,188   $      --
                                                         ======================

See accompanying notes to unaudited condensed consolidated financial statements.

                                  ELINEAR, INC.
                                AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Note 1.  Organization  and  Nature  of  Business

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying unaudited consolidated financial statements of eLinear, Inc. and Subsidiaries (the "Company" or "eLinear") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and the results of operations and cash flows for the period ended June 30, 2003 and 2002.

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

     BUSINESS

     Effective March 31, 2003, eLinear completed the acquisition of all of the issued and outstanding shares of NetView Technologies, Inc. ("NetView"). Pursuant to the transaction, eLinear issued an aggregate of 12,961,979 shares to the five shareholders of NetView. The merger was completed by NetView Acquisition Corporation, a wholly-owned subsidiary of eLinear, merging with and into NetView, with NetView as the surviving corporation. The merger became effective at the time of filing of the certificate of merger with the Texas Secretary of State, which occurred on April 15, 2003 (the "Effective Date"). As of the Effective Date, NetView became a wholly-owned subsidiary of eLinear and NetView Acquisition Corporation ceased its existence. As of April 16, 2003, (a) Tommy Allen and Carl A. Chase joined the Board of Directors of eLinear, and (b) the officers of eLinear were as follows: Jon V. Ludwig - chief executive officer; Kevan M. Casey - president and treasurer, Tommy Allen - executive vice president of sales and assistant treasurer and J. Leonard Ivins - secretary. Effective May 26, 2003, Mr. Ludwig resigned his position of chairman of the board and chief executive officer of the Company. Subsequent to Mr. Ludwig's resignation, Mr. Casey was elected to the Board of Directors, was elected chairman of the board and chief executive officer and Mr. Allen was elected president of the Company The accompanying financial statements for the year ended December 31, 2002 and for the six months ended June 30, 2003 have been restated to present the financial condition and results of operations of the merged companies as if the merger had occurred at January 1, 2002.

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

Note 2.  Property  and  Equipment

     Property and equipment consist of the following at June 30, 2003 and December 31, 2002:

                                                 June 30,    December 31,
                                                   2003          2002
                                               --------------------------
          Automobile                            $  12,806   $      12,806
          Leasehold improvements                    2,350           2,350
          Computer equipment                        51,96          46,030
          Furniture and equipment                  20,075          20,075
                                                --------------------------
                                                   87,177          81,261
          Accumulated depreciation                (47,655)        (35,145)
                                                --------------------------
          Net property and equipment            $  39,522   $      46,116
                                                ==========================

Note 3.  Related  Party  Transactions

     Notes payable and accrued liabilities due to officers of the Company consist of the following at June 30, 2003 and December 31, 2002:

                                                                        June 30,   December 31,
                                                                          2003         2002
                                                                        ------------------------
          Note payable to an officer with interest at 7% per annum and
          principal and interest due July 1, 2004, without collateral.  $ 217,579  $      89,000

          Note payable to an officer with interest at 7% per annum and
          principal and interest due July 1, 2004, without collateral.    151,900        150,900

          Accrued liabilities due to officers                                             64,000
                                                                        ------------------------
              Total                                                     $ 369,479  $     303,900
                                                                        ========================

Note 4.  Credit  Facilities

     From time to time, NetView purchases goods distributed by various manufacturers for resale to customers. To facilitate the purchase of these goods, NetView has entered into supply purchase agreements with certain vendors. These agreements generally provide for a dollar threshold for purchases and repayment terms. Certain of the agreements are collateralized by essentially all of the assets of NetView and are personally guaranteed by two of the officers of the Company and their wives. The amount available to the Company pursuant to these agreements approximate $1,500,000 and the amounts due to these vendors at June 30, 2003 approximated $1,200,000. These agreements are subordinate to the Textron agreement discussed below.

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

     On March 25, 2003, NetView entered into a financing agreement with Textron Financial ("Textron") whereby Textron will finance up to $1 million of inventory purchases. The agreement calls for interest at prime rate, as quoted in the Wall Street Journal, plus six percent (6%) and is secured by essentially all the assets of NetView and the personal guarantees of two officers and their wives. The agreement requires NetView to maintain certain financial ratios. NetView was in compliance with these covenants as of June 30, 2003.

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

Future minimum lease payments under the non-cancelable operating leases are as follows:

          Twelve Months Ending June 30,
          -----------------------------
                     2004                        $ 84,036
                     2005                          33,712
                                              -----------
                        Total                    $117,748
                                              ===========


Note 6.  Common  Stock  Options  and  Warrants

     Stock  Option  Plans

     In August 1995, the Company approved a stock option plan under which up to 50,000 shares of the Company's common stock could be issued. In June 1996, the shareholders approved an amendment to the plan and increased the number of shares available under the plan to 80,000. Incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Incentive stock options are granted at an exercise price not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the common stock's fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company. As of June 30, 2003, incentive stock options to purchase 355,000 shares exercisable at prices ranging from $0.32 to $2.90 per share that vest over a three-year period were outstanding. As of June 30, 2003, non-qualified stock options to purchase 638,333 shares exercisable at prices ranging from $.32 to $39.38 per share and immediately exercisable were outstanding.

     On March 31, 2000, the directors of the Company approved the 2000 Stock Option Plan (the "2000 Plan") under which up to 1,000,000 shares of the Company's common stock may be issued. The 2000 Plan was approved by the Company's shareholders at its annual shareholder meeting. Under the 2000 Plan, incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Awards under the 2000 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The term of the options granted under the 2000 Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date (Incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the common stock's fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company's Board of Directors. Vesting rights will be fixed by the Company's Board of Directors provided, however, that an outside director not have the right to exercise more than 50% of the shares granted until six months after the grant date.

     On April 16, 2003, the Board of Directors adopted the 2003 Stock Option Plan (the "2003 Plan"), which allows for the issuance of up to 2,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company's success. The 2003 Plan was approved by the shareholders on August 18, 2003. On April 16, 2003, the Company issued incentive stock options to purchase 100,000 shares of common stock, exercisable at $0.55 per share that are immediately exercisable to Kevan M. Casey and issued incentive stock options to purchase 100,000 shares of common stock, exercisable at $0.55 per share that are immediately exercisable to Tommy Allen. Also on April 16, 2003, the Company issued nonqualified stock options to Carl A. Chase to purchase 250,000 shares of common stock, exercisable at $0.50 per share, of which 83,335 vested immediately with the remaining vesting over a three-year period.

     In April 2003, the Company issued 300,000 restricted shares of its common stock to an employee pursuant to an employment agreement. On June 30, 2003, the Company cancelled the 300,000 shares and replaced them with 300,000 incentive stock options exercisable at $0.01 per share and vesting over the next fifteen months. In addition, the Company issued 50,000 incentive stock options exercisable at $0.67 per share and exercisable over the next fifteen months. These option issuances were pursuant to the 2003 Plan.


     Common  Stock  Warrants

     Effective April 15, 2003, certain warrant holders agreed to terminate their warrant agreements and were issued 134,750 shares of restricted common stock valued at $0.40 per share and compensation expense in the amount of $53,900 was recorded. In exchange for the issuance of these shares, the warrant holders agreed to forgo their rights to register these shares.

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

                                           FOR THE THREE MONTHS ENDED JUNE 30, 2003
Dollars ($)                                 eLinear    NetView   Elimination   Consolidated
                                           -------------------------------------------------
Revenue                                     297,941   3,166,173           --      3,464,114
Segment profit                              (33,222)     47,563           --         14,341
Total assets                                412,690   1,788,512      (63,500)     2,137,702
Capital expenditures                             --       5,916           --          5,916
Depreciation                                  1,259       3,887           --          5,146

                                           FOR THE THREE MONTHS ENDED JUNE 30, 2002
Dollars ($)                                eLinear    NetView    Elimination   Consolidated
                                           -------------------------------------------------
Revenue                                     269,625   1,532,939           --      1,802,564
Segment profit (loss)                       (80,280)     34,291           --        (45,989)
Total assets                                213,827     729,771           --        943,598
Capital expenditures                             --          --           --             --
Depreciation                                  9,169       1,467           --         10,636

                                           FOR THE SIX MONTHS ENDED JUNE 30, 2003
Dollars ($)                                eLinear    NetView    Elimination   Consolidated
                                           -------------------------------------------------
Revenue                                     516,396   6,317,315           --      6,833,711
Segment profit (loss)                        (8,594)    132,618           --        123,524
Total assets                                412,690   1,788,512      (63,500)     2,137,702
Capital expenditures                             --       5,916           --          5,916
Depreciation                                  3,346       7,282           --         10,628

                                           FOR THE SIX MONTHS ENDED JUNE 30, 2002
Dollars ($)                                eLinear    NetView    Elimination   Consolidated
                                           -------------------------------------------------
Revenue                                     461,718   2,245,124           --      2,706,842
Segment profit (loss)                      (390,393)     38,804           --       (351,589)
Total assets                                213,827     729,771           --        943,598
Capital expenditures                         10,058      34,096           --         44,154
Depreciation                                 12,099       2,934           --         15,033

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

     On March 27, 2003, the Company filed a motion to dismiss for failure to prosecute, since the Plaintiff has failed to file any "record activity" in the case for a period of more than one year. On June 13, 2003, the motion to dismiss was denied and the case is moving forward. The Company intends to vigorously contest all claims in this case which is currently in the discovery phase.

Note 9.  Significant  Concentration

     Three clients accounted for approximately 12%, 13% and 14% of sales for the six months ended June 30, 2003. No other clients represented more than 10% of sales of the Company for the six months ended June 30, 2003. At June 30, 2003, two clients accounted for approximately 10% and 10% of the Company's accounts receivable balances. No other clients represented more than 10% of the accounts receivable balances at June 30, 2003.

Note 10.  Subsequent  Events.

     Effective July 31,, 2003, the Company acquired all of the issued and outstanding stock of NewBridge Technologies, Inc. (formerly MMGD,Inc.), a Texas corporation. NewBridge is a digital provider of voice, data, video and security services to residential and commercial developments. The Company issued 850,000 shares of its restricted common stock and 300,000 incentive stock options to purchase the Company's common stock at exercise prices ranging from $0.75 to $1.20 per share that that are immediately vested.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING  STATEMENTS

The following discussion and analysis of the Company's financial condition as of June 30, 2003, and the Company's results of operations for the three-month and six-month periods ended June 30, 2003 and 2002, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003.

OVERVIEW

     eLinear,  Inc.  (the  "Company"  or  "eLinear")  is a technology consulting services firm providing strategic consulting solutions, creative web site design, web site content management software, and technical project management and development services to companies seeking to increase productivity or reduce costs through investing in technology. The Company's current customers are based in the United States. The Company has operated a technology consulting business since December of 1999. The Company's Internet address is http://www.elinear.com. Information contained on the Company's web site is not
----------------------
a part of this report. The Company's stock is traded on the OTC Bulletin Board under the symbol "ELIN."

     Effective April 15, 2003, eLinear completed the acquisition of all of the issued and outstanding shares of NetView Technologies, Inc. ("NetView"). Pursuant to the transaction, eLinear issued an aggregate of 12,961,979 shares to the five shareholders of NetView. The merger was completed by NetView Acquisition Corporation, a wholly owned subsidiary of eLinear, merging with and into NetView, with NetView as the surviving corporation. The merger became effective at the time of filing of the certificate of merger with the Texas Secretary of State, which occurred on April 15, 2003 (the "Effective Date"). As of the Effective Date, NetView became a wholly owned subsidiary of eLinear and NetView Acquisition Corporation ceased its existence. As of April 16, 2003, (a) Tommy Allen and Carl A. Chase joined the Board of Directors of eLinear, and (b) the officers of eLinear were be as follows: Jon V. Ludwig - chief executive officer and secretary; Kevan M. Casey - president and treasurer and Tommy Allen
- executive vice president of sales and assistant treasurer. Effective May 26, 2003, Mr. Ludwig resigned his position of chairman of the board and chief executive officer of the Company. Subsequent to Mr. Ludwig's resignation, Mr. Casey was elected to the Board of Directors, was elected chairman of the board and chief executive officer and Mr. Allen was elected president of the Company.

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

RESULTS  OF  OPERATIONS  AND  FINANCIAL  CONDITION

     The following table sets forth certain operating information regarding the Company for the three an six months ended June 30, 2003 and 2002:

                                                                         June 30,
                                                                 ------------------------
                                                                    2003         2002
                                                                 ------------------------
     Revenue                                                     $6,833,711   $2,706,842
     Cost of sales                                                5,574,756    2,367,069
                                                                 ------------------------
         Gross profit                                             1,258,955      339,773
     Operating expenses                                           1,129,244      659,244
                                                                 ------------------------
     Income (loss) from operations                                  129,711     (319,471)
     Other income (expense)                                          (6,187)     (32,118)
                                                                 ------------------------
     Income (loss) before income taxes                              123,524     (351,589)
     Pro forma income tax expense                                    42,000           --
                                                                 ------------------------
     Pro forma net income (loss)                                 $   81,524   $ (351,589)
                                                                 ========================
     Pro forma net income (loss) per share - basic and diluted   $     0.01   $    (0.03)
                                                                 ========================

     Revenue. Revenue includes all amounts that are billable to customers. For eLinear's services contracts, revenue is recognized on a time and materials basis for a time and materials contract, or on a percent to completion basis for fixed fee contracts. For the Company's network and storage solutions business through its NetView subsidiary, revenue is recognized when products are shipped to the customer. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price contracts is recognized over the contract term based on the percentage of services provided during the period compared to the total estimated services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Losses recognized during the three-month and six-month periods ended June 30, 2003 and 2002 were insignificant. Revenue recognized in excess of billings is recorded as unbilled services. Billings in excess of revenue recognized are recorded as deferred revenue until the above revenue recognition criteria are met.

     Total revenue for the month ended June 30, 2003 was $6,833,711 which was an increase of $4,126,869, or 152%, over the prior year period of $2,706,842. Revenue from the consulting services business segment for the six month period of 2003 was $516,396, which was an improvement of $54,678 over the 2002 period of $461,718. Revenue generated from the network and storage solutions business segment through the Company's NetView subsidiary for the six months ended June 30, 2003 was $6,317,315 to $2,245,124 for the 2002 period. NetView initially began its operations during the first quarter of 2002. The increase in revenue was a result of a full six months of sales by NetView during the 2003 period, as well as an increase in the number of customers and orders that NetView procured during the period.

     Of the revenue generated for the period ended June 30, 2003, three customers each provided in excess of 10% of the Company's revenue. The loss of any of these customers may have a material adverse financial impact on the on the Company should the Company not be able to replace the lost revenue.

     Cost of sales. Total cost of sales for the six-month period ended June 30, 2003 were $5,574,756, an increase of $3,207,687 over the 2002 period. For the network and storage solutions business segment, cost of sales is comprised primarily of the costs associated with acquiring hardware to fill customer orders and payroll for support personnel. For the consulting services business segment, cost of sales consists primarily of full-time personnel and contract employee costs associated with projects the Company provides to its clients for a fee. The primary component of the increase was the cost of procuring hardware to fill an expanded number of customer orders. This amounted to $5,231,869 for the 2003 period. The Company anticipates that cost of sales will increase as revenue increases.

     Gross profit. Total gross profit increased from $339,773 for the six months ended June 30, 2002, to $1,258,955 for the six months ended June 30, 2003. The increase in gross profit was a result of an increase in revenue from both the consulting services and network and storage solutions business segments. Total gross profit as a percentage of revenue increased from 13% for the 2002 period to 18% for the 2003 period.

     Operating expenses. Total operating expenses for the six-month period ended June 30, 2003, were $1,129,244, an increase of $470,000 over the 2002 period of $659,244. The Company has added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders and has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to full-time employees. The net effect was an increase in payroll and related costs of $312,053. Professional services, which is comprised of legal, accounting and consulting fees, increased from $185,882 for 2002 to $326,887 for the 2003 period. Of this 2003 amount, $93,500 was invoiced to the Company as consulting fees from two officers of the Company. The Company does not anticipate incurring such fees from the officers in the future. The Company also incurred increased legal and accounting fees associated with the merger of NetView. The Company does not anticipate these fees to increase in the future. Other expenses decreased from $83,852 for the six-month period ended June 30, 2002, to $76,343 for the 2003 period. The primary reason for the decrease was due to a reduction in the amount of business travel expense incurred by the Company in the 2002 period. The Company is continuing to identify areas whereby it may continue to reduce its overhead costs during 2003.

     Pro forma net income. Pro forma net income for the six months ended June 30, 2003, after giving effect to the pro forma income tax adjustment, was $81,524 compared to a pro forma net loss of $351,589 for the 2002 period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The following summary table presents comparative cash flows of the Company for the six-month period ended June 30, 2003 and 2002:

                                                  June 30,
                                           ----------------------
                                              2003        2002
                                           ----------------------
Net cash used by operating activities      $(173,504)  $(314,114)

Net cash used by investing activities      $  (9,165)  $ (48,296)

Net cash provided by financing activities  $ 264,879   $ 306,440

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Due to its shortage of cash, the Company reserves all of its liquidity in order to have the capability to pay its employees and/or contractors who are generating revenue for the Company at its clients' sites and to purchase product for its network and storage solutions business segment. Net cash used by operating activities for the six-month period ended June 30,2003, was $173,504 compared to $314,114 for the 2002 period. This was an improvement of $140,610 over the prior year period. The primary components of net cash used by operating activities for the 2003 period were increases in stock subscription receivables, notes receivable and inventory, and decreases in accounts payable, accrued liabilities and amounts due to officers, which were partially offset by net income non-cash charges and collection of accounts receivable.

     Cash used by investing activities decreased from $48,296 for the six-month period of 2002 to $9,165 for the 2003 period. NetView began its operations during the first quarter of 2002 and incurred capital expenditures to establish its office.

     The company began the period January 1, 2003 to June 30, 2003 with a cash balance of $140,834 and ended the period with a cash balance of $223,044, representing a net increase in cash provision of $82,210 for the period. This is primarily attributable to the rapid growth in both the number of customers and the size of customer orders. The rapid growth that the Company experienced in the aforementioned period and in the subsequent months, has lead to cash shortages. The Company has been able to borrow funds from its officers to meet these short-term obligations to date. In order to fund the Company's growth and expansion, management of the Company is seeking outside investors to secure working capital such that the Company is able to meet its current obligations on a consistent basis. There can be no assurances, however, that the Company will be able to continue to borrow from its officers, or from third parties, at terms that are acceptable to the Company.

     Capital Resources. The Company has funded its operations through the sale of common stock and the exercise of employee stock options. During the six months ended June 30, 2002, the Company raised $73,590 from the sale of common stock and $47,150 from the exercise of stock options. During the six months ended June 30, 2003, a consultant exercised 150,000 stock options and he Company recorded a stock subscription receivable in the amount of $135,300, which receivable was subsequently collected during July 2003.

     NetView has funded its operations by way of loans from two of its officers. During the six-month period ended June 30, 2003, NetView borrowed $159,538 from these officers and repaid $29,959. The amount due these officers at June 30, 2003, was $369,479. These notes are due July 1, 2004 and accrue interest at a rate of 7% per annum. These notes are unsecured. NetView has funded its purchases of network and storage solutions products primarily through vendor provided financing arrangements. On March 25, 2003, NetView was able to obtain a $1 million line of credit to fund purchases of network and storage solutions product for delivery to customers. This was secured by essentially all of NetView's assets, as well as by personal guarantees delivered by two of the Company's officers and their wives.

     Liquidity. NetView has various vendor financing arrangements with its suppliers for the purchase of network and storage solutions product. In addition, as previously discussed, NetView obtained a $1 million line of credit from Textron to finance purchases of network and storage solutions products.
Under the terms of the agreement, NetView has 45 days to pay for product financed by Textron at no interest. After 45 days, NetView must pay interest to Textron at the annual rate of prime plus six percent (6%.)

     From time to time, the Company experiences cash flow shortages due to its rapid rate of growth, and the lack of capital resources. Although management of the Company has been able to manage these shortfalls without interruption to the business to date, there can be no assurances that this will continue to occur. Accordingly, the Company is seeking additional working capital to satisfy its daily operating requirements. There can be no assurances, however, that such capital will be available on terms that are acceptable to the Company.

     At June 30, 2003, the Company had available cash of $223,044 and positive working capital of $552,420. Management believes it will begin to generate positive cash flow from operations during its third fiscal quarter and believes that sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. If expenses are in excess of management's estimates or if revenues decline, the Company may need to raise additional financing to fund operations. If the Company is required to raise additional financing it will be required to do so on a best efforts basis, as it currently has no commitments for such funding.

NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance SFAS 143 "Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using the systematic and rational method. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

     In October 2001, the FASB approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business'" for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

     In April 2002, the FASB approved for issuance SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical
Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption did not have a material effect on the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

     During December 2002, the FASB issued SFAS No. 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 also amends and augments the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS 148 are effective for fiscal years and interim periods ending after December 15, 2002. The Company has adopted only the disclosure provisions of this statement.

Item 3.  Controls  and  Procedures

     In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART  II          OTHER  INFORMATION

Item 1.  Legal  Proceedings.

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

     On March 27, 2003, the Company filed a motion to dismiss for failure to prosecute as a result of the fact that the Plaintiff has failed to file any "record activity" in the case for a period of more than one year. On June 13, 2003, the motion to dismiss was denied and the case is moving forward. The Company intends to vigorously contest all claims in this case which is currently in the discovery phase.

Item 2.  Changes  in  Securities  and  Use  of  Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended June 30, 2003, that were not registered under the Securities Act.

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

     On April 15, 2003, pursuant to the exemption provided by Rule 506 of Regulation D of the Securities Act, the Company issued 300,000 shares to William Blocher in exchange for 23.1446 shares of NetView Technologies, Inc. in accordance with the merger agreement dated April 15, 2003. On June 30, 2003, Mr. Blocher's shares were cancelled and he was issued 350,000 incentive stock options.

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

Item 3.  Defaults  Upon  Senior  Securities  -  None

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item 5.  Other  Information  -  None

Item 6.  Exhibits  and  Reports  on  Form  8-K

         (a) Exhibits. The following exhibits of the Company are included herein.

Exhibit No.  Description
-----------  -----------

2.1          Agreement and Plan of Merger, dated October 11, 1999, between Registrant, eLinear Corporation and
             Imagenuity, Inc. (incorporated by reference to Exhibit A-1 to Registrant's Current Report on Form 8-K,
             dated October 25, 1999)
2.2          Agreement and Plan of Merger, dated April 15, 2003, between Registrant, NetView Acquisition Corp. and
             NetView Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Annual Report on form 10-KSB, dated April 15, 2002)
3.1          Articles of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
3.2          Bylaws of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended
             December 31, 1995)
3.3          Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's
             Form 10-QSB for the period ended June 30, 2000)
4.1          Specimen of Registrant's Common Stock Certificate (incorporated by reference to Registrant's Form 10-
             KSB for the period ended December 31, 1995)
10.1         Employment Agreement with Jon V. Ludwig (incorporated by reference to Exhibit 10.1 to Registrant's
             Annual Report on Form 10-KSB, dated April 15, 2003)
10.2         Employment Agreement with Kevan M. Casey (incorporated by reference to Exhibit 10.2 to Registrant's
             Annual Report on Form 10-KSB, dated April 15, 2003)
10.3         Employment Agreement with Tommy Allen (incorporated by reference to Exhibit 10.3 to
             Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.4         2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy
             Statement on Schedule 14A, dated June 30, 2000)


10.5         Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to
             Registrant's Form S-8, dated July 31, 2001)
10.6         Asset Purchase Agreement dated August 31, 2000, among eLinear, Inc., eLinear Corporation, Innobar,
             LLC, Jay Vickers and John Kaercher (incorporated by reference to Registrant's Form 10-QSB filed with the
             Commission on October 24, 2000)
10.7         Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.8         Agreement between eLinear, Inc. and Jon Ludwig dated April 15, 2003 (incorporated by reference to
             Exhibit 10.9 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.9         Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003 (incorporated by reference to
             Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
21.1         Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Registrant's Annual Report on
             Form 10-KSB, dated April 15, 2003)
31.1         Certification of Kevan M. Casey, Chief Executive Officer and Principal Accounting Officer
32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002.

     (b) Reports on Form 8-K. - Registrant filed a report on Form 8-K on June 13, 2003, disclosing events pursuant to Item 9 (Regulation FD
          Disclosure) and Item 12 (Results of Operations and Financial Condition) of Form 8-K. As part of Exhibit 99.1 to such report, the Company released condensed financial statements for the three months ended March 31, 2003





SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     Signature                       Title                            Date
     ---------                       -----                            -----


/s/ Kevan M. Casey    Chief Executive Officer,                   August 21, 2003
--------------------
Kevan M. Casey        Principal Accounting Officer and Director


/s/ Tommy Allen       President and Director                     August 21, 2003
--------------------
Tommy Allen


/s/ J. Leonard Ivins  Director                                   August 21, 2003
--------------------
J. Leonard Ivins


/s/ Carl A. Chase     Director                                   August 21, 2003
--------------------
Carl A. Chase