Form 10QSB/A
period 2003-06-30
ELINEAR INC
filed 2003-08-27
CIK 1001903

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


     As of August 12, 2003, there were outstanding 15,220,010 shares of common stock, $.02 par value per share.


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

PART  I.  FINANCIAL  INFORMATION

Item  1.     FINANCIAL  STATEMENTS

                                            ELINEAR, INC.
                                          AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          June 30,     December 31,
                                                                            2003           2002
                                                                        ----------------------------
ASSETS                                                                  (Unaudited)    (See Note 1)
                                                                                       (Unaudited)
Current assets:
    Cash                                                                $   223,044   $     140,834
    Accounts receivable, net of allowance of $59,200 at June 30, 2003
      and December 31, 2002                                               1,569,034       1,653,441
    Note receivable                                                          51,500              --

    Inventory                                                                66,195          16,947
    Unbilled services                                                        13,055          13,748
    Other current assets                                                     26,623          22,082
                                                                        ----------------------------
        Total current assets                                              1,949,451       1,847,052
                                                                        ----------------------------
Property and equipment                                                       87,177          81,261
Less accumulated depreciation                                               (47,655)        (35,145)
                                                                        ----------------------------
        Net property and equipment                                           39,522          46,116
Other assets                                                                 13,429          10,180
                                                                        ----------------------------
Total assets                                                            $ 2,002,402   $   1,903,348
                                                                        ============================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable, trade                                             $ 1,427,699   $   1,495,034
    Accrued liabilities                                                      77,857         195,684
    Accrued liabilities due to officers                                      21,775          64,000
    Deferred revenue                                                          5,000          10,000
                                                                        ----------------------------
        Total current liabilities                                         1,532,331       1,764,718
                                                                        ----------------------------
Long-term debt due to officers                                              369,479         239,900
                                                                        ----------------------------
Commitments and contingencies (Note 5)
Shareholders' equity (deficit):
    Preferred stock, $.02 par value, 10,000,000 shares authorized,
      none issued                                                                --              --
    Common stock, $.02 par value, 100,000,000 shares authorized,
      14,340,010 shares issued and outstanding at June 30, 2003
      and 14,030,260 at December 31, 2002                                   286,801         280,606
    Additional paid-in capital                                              330,443              --
    Accumulated deficit                                                    (516,652)       (381,876)
                                                                        ----------------------------
         Total shareholders' equity (deficit)                               100,592        (101,270)
                                                                        ----------------------------
Total liabilities and shareholders' equity (deficit)                    $ 2,002,402   $   1,903,348
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

                                                 ELINEAR,  INC.
                                               AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                       For the Three Months Ended    For the Six Months Ended
                                                               June 30,                    June 30,
                                                       ------------------------------------------------------
                                                          2003          2002          2003          2002
                                                       ------------------------------------------------------
                                                                    (See Note 1)                (See Note 1)

Revenue                                                $3,464,114   $  1,802,564   $6,833,711   $  2,706,842
Cost of sales                                           2,874,382      1,498,456    5,574,756      2,367,069
                                                       ------------------------------------------------------
        Gross profit                                      589,732        304,108    1,258,955        339,773
                                                       ------------------------------------------------------

Operating expenses:
    Selling, general and administrative expenses:
       Payroll and related expenses                       426,743        138,480      710,915        263,862
       Office administration                               71,284         45,846      139,471        110,615
       Professional services                              280,561        120,113      450,187        185,882
       Other                                               48,164         14,701       76,343         83,852
                                                       ------------------------------------------------------
    Total selling, general and administrative             826,752        319,140    1,376,916        644,211
    Depreciation                                            5,146         10,636       10,628         15,033
                                                       ------------------------------------------------------
        Total operating expenses                          831,898        329,776    1,387,544        659,244
                                                       ------------------------------------------------------

Lloss from operations                                    (242,166)       (25,668)    (128,589)      (319,471)

Other income (expense):
    Interest, net                                          (5,419)        (3,576)      (9,813)        (5,412)
    Other                                                   3,626        (16,745)       3,626        (26,706)
                                                       ------------------------------------------------------
Net loss                                               $ (243,959)  $    (45,989)  $ (134,776)  $   (351,589)
                                                       ======================================================

Net loss per share:
    Basic and diluted                                  $    (0.02)        ($0.00)      ($0.01)        ($0.03)
                                                       ======================================================

Weighted average number of common shares outstanding:
    Basic and diluted                                  14,030,260     13,904,757   14,030,260     13,904,757
                                                       ======================================================

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




                                                  Common Stock       Additional                           Total
                                              --------------------     Paid-in        Accumulated     Shareholders'
                                                Shares     Amount      Capital         Deficit      Equity (Deficit)
                                              -----------------------------------------------------------------------
Balances January 1, 2002,                        905,000  $ 18,100  $  1,205,509   $     (909,781)  $        313,828
    as previously reported
Exercise of stock options                         29,500       590        42,870               --             43,460
Stock issued for cash, net of costs               33,000       660        59,045               --             59,705
Stock issued for compensation                     95,781     1,916        24,880               --             26,796
Re-issuance of common stock                        5,000       100          (100)              --                 --
Stock issued in reorganization                12,961,979   259,240    (1,332,204)         759,233           (313,731)
Net loss                                              --        --            --         (231,328)          (231,328)
                                              -----------------------------------------------------------------------
Balances, December 31, 2002, restated         14,030,260   280,606            --         (381,876)          (101,270)
Issuance of options for forgiveness of debt           --        --        13,188               --             13,188
Stock issued for cancellation of warrants        134,750     2,695        51,205               --             53,900
Exercise of stock options                        150,000     3,000       120,300               --            123,300
Compensation expense for issuance of stock            --        --       135,000                             135,000
Stock issued for services                         25,000       500        10,750               --             11,250
Net loss for period                                   --        --            --         (134,776)          (134,776)
                                              -----------------------------------------------------------------------
Balances, June 30, 2003 (unaudited)           14,340,010  $286,801  $    330,443   $     (516,652)  $        100,592
                                              =======================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                                  eLINEAR, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


                                                          2003         2002
                                                       -------------------------
                                                                   (See Note 1)
Cash flows used by operating activities:
    Net loss                                           $(134,776)  $   (351,589)
    Adjustments to reconcile net loss to cash
      used by operating activities:
        Depreciation                                      12,510         15,033
        Stock and options issued for compensation        323,450          8,000
        Loss on disposal of property and equipment            --         10,059
        Loss on adjustment of assets held for sale to
             net realizable value                             --         16,749
        Changes in assets and liabilities:
            Accounts receivable                           84,407       (377,181)

            Note receivable                              (51,500)            --
            Inventory                                    (49,249)        (6,375)
            Unbilled services                                692         (1,887)
            Other current assets                          (4,541)         5,037
            Accounts payable                             (67,335)       317,364
            Accrued liabilities                          (82,862)        65,238
            Accrued liabilities due to officers          (64,000)            --
            Deferred revenue                              (5,000)       (14,562)
                                                       -------------------------
Net cash used by operating activities                   ((38,204)      (314,114)
                                                       -------------------------

Cash flows from investing activities:
    Purchase of property and equipment                    (5,916)       (44,154)
    Deposits                                              (3,249)        (4,142)
                                                       -------------------------
Net cash used by investing activities                     (9,165)       (48,296)
                                                       -------------------------

Cash flows from financing activities:
    Proceeds from notes payable due to officers          159,538        200,700
    Repayment of notes payable due to officers           (29,959)        (7,200)
    Exercise of stock options                                 --         47,150
    Stock issued for cash                                     --         73,590
    Cancel stock subscription                                 --         (7,800)
                                                       -------------------------
Net cash provided by financing activities                129,579        306,440
                                                       -------------------------
Net increase (decrease) in cash                           82,210        (55,970)
Cash and cash equivalents, beginning of period           140,834        111,545
Cash and cash equivalents, end of period               $ 223,044   $     55,575
                                                       =========================


Non-cash transactions:
    Issuance of options for forgiveness of debt        $  13,188   $         --
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

                                  ELINEAR, INC.
                                AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Note 1.  Organization  and  Nature  of  Business

     STATEMENT  OF  INFORMATION  FURNISHED


     The accompanying unaudited consolidated financial statements of eLinear, Inc. and Subsidiaries (the "Company" or "eLinear") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and the results of operations and cash flows for the periods ended June 30, 2003 and 2002.


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

     BUSINESS


     Effective March 31, 2003, eLinear completed the acquisition of all of the issued and outstanding shares of NetView Technologies, Inc. ("NetView"). Pursuant to the transaction, eLinear issued an aggregate of 12,961,979 shares to the five shareholders of NetView. The merger was completed by NetView Acquisition Corporation, a wholly-owned subsidiary of eLinear, merging with and into NetView, with NetView as the surviving corporation. The merger became effective at the time of filing of the certificate of merger with the Texas Secretary of State, which occurred on April 15, 2003 (the "Effective Date"). As of the Effective Date, NetView became a wholly-owned subsidiary of eLinear and NetView Acquisition Corporation ceased its existence. As of April 16, 2003, (a) Tommy Allen and Carl A. Chase joined the Board of Directors of eLinear, and (b) the officers of eLinear were as follows: Jon V. Ludwig - chief executive officer; Kevan M. Casey - president and treasurer, Tommy Allen - executive vice president of sales and assistant treasurer and J. Leonard Ivins - secretary. Effective May 26, 2003, Mr. Ludwig resigned his position of chairman of the board and chief executive officer of the Company. Subsequent to Mr. Ludwig's resignation, Mr. Casey was elected to the Board of Directors, was elected chairman of the board and chief executive officer and Mr. Allen was elected president of the Company The accompanying financial statements for the year ended December 31, 2002 and for the six months ended June 30, 2003 and 2002, have been restated to present the financial condition and results of operations of the merged companies as if the merger had occurred at January 1, 2002.

     eLinear, Inc. is a technology consulting services firm providing strategic consulting solutions, creative web site design, web site content management software, and technical project management and development services to companies seeking to increase productivity or reduce costs through investing in technology. The Company's current customers are based in the United States. The Company has operated a technology consulting business since December of 1999. The Company acquired its Internet consulting business as a result of a reverse merger with Imagenuity, Inc. ("Imagenuity") in 1999. Immediately prior to acquiring the business of Imagenuity, the Company, which at the time was named Kinetiks.com, Inc. ("Kinetiks.com"), did not engage in any business activities except for negotiating and compromising debt and searching for merger candidates. While Kinetics.com was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, the Company changed its name to eLinear, Inc.

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

Note 2.  Property  and  Equipment

     Property and equipment consist of the following at June 30, 2003 and December 31, 2002:

                                                 June 30,    December 31,
                                                   2003          2002
                                               --------------------------
          Automobile                            $  12,806   $      12,806
          Leasehold improvements                    2,350           2,350

          Computer equipment                       51,946          46,030

          Furniture and equipment                  20,075          20,075
                                                --------------------------
                                                   87,177          81,261
          Accumulated depreciation                (47,655)        (35,145)
                                                --------------------------
          Net property and equipment            $  39,522   $      46,116
                                                ==========================

Note 3.  Related  Party  Transactions

     Notes payable and accrued liabilities due to officers of the Company consist of the following at June 30, 2003 and December 31, 2002:

                                                                        June 30,   December 31,
                                                                          2003         2002
                                                                        ------------------------
          Note payable to an officer with interest at 7% per annum and
          principal and interest due July 1, 2004, without collateral.  $ 217,579  $      89,000

          Note payable to an officer with interest at 7% per annum and
          principal and interest due July 1, 2004, without collateral.    151,900        150,900


          Accrued liabilities due to officers                              21.755         64,000
                                                                        ------------------------
              Total                                                     $ 391,254  $     303,900
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

     During the year ended December 31, 2002, NetView entered into a Financing Agreement with Deutsche Financial Services ("DFS") whereby DFS would extend credit to NetView to purchase inventory available for resale to its customers. NetView pays a finance charge equal to the principal amount financed times the applicable rates for each transaction. This agreement is personally guaranteed by two of the officers of the Company. As of June 30, 2003, NetView has no borrowings under this agreement and does not anticipate borrowing under this agreement as a result of the Textron agreement discussed below. NetView incurred minimal finance charges pursuant to this agreement for the year ended December 31, 2002 and no finance charges during the six months ended June 30, 2003.

     On March 25, 2003, NetView entered into a financing agreement with Textron Financial ("Textron") whereby Textron will finance up to $1 million of inventory purchases. The agreement calls for interest at prime rate, as quoted in the Wall Street Journal, plus six percent (6%) and is secured by essentially all the assets of the Company and the personal guarantees of two officers and their wives. The agreement requires the Company to maintain certain financial ratios. The Company was in compliance with these covenants as of June 30, 2003.


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
                                              ===========



Note 6.  Common  Stock, Options  and  Warrants


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


     In April 2003, the Company issued 300,000 restricted shares of its common stock to an employee pursuant to an employment agreement and recorded compensation expense in the amount of $135,000.


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

Note 7.  Industry  Segments

     The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and

Related  Information"  ("SFAS  131").  At  June 30,  2003,  the  Company's two

business units have separate management teams and infrastructures that offer different products and services.

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


                                                FOR THE THREE MONTHS ENDED JUNE 30, 2003
Dollars ($)                                 eLinear    NetView   Elimination   Consolidated
                                           -------------------------------------------------
Revenue                                     297,941   3,166,173           --      3,464,114
Segment profit (loss)                      (196,396)     47,563           --       (243,959)
Total assets                                277,390   1,788,512      (63,500)     2,002,402
Capital expenditures                             --       5,916           --          5,916
Depreciation                                  1,259       3,887           --          5,146

                                                 FOR THE THREE MONTHS ENDED JUNE 30, 2002
Dollars ($)                                 eLinear    NetView   Elimination   Consolidated
                                           -------------------------------------------------
Revenue                                     269,625   1,532,939           --      1,802,564
Segment profit (loss)                       (80,280)     34,291           --        (45,989)
Total assets                                213,827     729,771           --        943,598
Capital expenditures                             --          --           --             --
Depreciation                                  9,169       1,467           --         10,636

                                                 FOR THE SIX MONTHS ENDED JUNE 30, 2003
Dollars ($)                                 eLinear    NetView   Elimination   Consolidated
                                           -------------------------------------------------
Revenue                                     516,396   6,317,315           --      6,833,711
Segment profit (loss)                      (267,394)    132,618           --       (134,776)
Total assets                                277,390   1,788,512      (63,500)     2,002,402
Capital expenditures                             --       5,916           --          5,916
Depreciation                                  3,346       7,282           --         10,628

                                                 FOR THE SIX MONTHS ENDED JUNE 30, 2002
Dollars ($)                                 eLinear    NetView   Elimination   Consolidated
                                           -------------------------------------------------
Revenue                                     461,718   2,245,124           --      2,706,842
Segment profit (loss)                      (390,393)     38,804           --       (351,589)
Total assets                                213,827     729,771           --        943,598
Capital expenditures                         10,058      34,096           --         44,154
Depreciation                                 12,099       2,934           --         15,033


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

Note 10.  Subsequent  Events.

     Effective July 31,, 2003, the Company acquired all of the issued and outstanding stock of NewBridge Technologies, Inc. (formerly MMGD,Inc.), a Texas corporation. NewBridge is a digital provider of voice, data, video and security services to residential and commercial developments. The Company issued 850,000 shares of its restricted common stock and 300,000 incentive stock options to purchase the Company's common stock at exercise prices ranging from $0.75 to $1.20 per share that are immediately vested.

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

RESULTS  OF  OPERATIONS  AND  FINANCIAL  CONDITION

     The following table sets forth certain operating information regarding the Company for the three an six months ended June 30, 2003 and 2002:


                                                      June 30,
                                              ------------------------
                                                 2003         2002
                                              ------------------------
     Revenue                                  $6,833,711   $2,706,842
     Cost of sales                             5,574,756    2,367,069
                                              ------------------------
         Gross profit                          1,258,955      339,773
     Operating expenses                        1,387,544      659,244
                                              ------------------------
     Loss from operations                       (128,589)    (319,471)
     Other income (expense)                       (6,187)     (32,118)
                                              ------------------------

                                              ------------------------
     Net  loss                                $ (134,776)  $ (351,589)
                                              ========================
     Net loss per share - basic and diluted       ($0.01)      ($0.03)
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


     Operating expenses. Total operating expenses for the six-month period ended June 30, 2003, were $1,387,544, an increase of $728,300 over the 2002 period of $659,244. The Company has added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders and has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to full-time employees. The Company issued 300,000 shares of its restricted common stock to an employee pursuant to an employment agreement and recorded compensation expense of $135,000. The net effect was an increase in payroll and related costs of $447,053.

     Professional services, which is comprised of legal, accounting and consulting fees, increased from $185,882 for 2002 to $450,187 for the 2003 period. Of this 2003 amount, $93,500 was invoiced to the Company as consulting fees from two officers of the Company. The Company does not anticipate incurring such fees from the officers in the future. The Company also incurred increased legal and accounting fees associated with the merger of NetView and issued 150,000 stock options to a consultant for services and recorded $123,300 as compensation expense. The Company does not anticipate these fees to increase in the future. Other expenses decreased from $83,852 for the six-month period ended June 30, 2002, to $76,343 for the 2003 period. The primary reason for the decrease was due to a reduction in the amount of business travel expense incurred by the Company in the 2002 period. The Company is continuing to identify areas whereby it may continue to reduce its overhead costs during 2003.

     Net loss. The net loss for the six months ended June 30, 2003, was $134,776 compared to a net loss of $351,589 for the 2002 period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The following summary table presents comparative cash flows of the Company for the six-month period ended June 30, 2003 and 2002:

                                                June 30,
                                           ---------------------
                                             2003        2002
                                           ---------------------
Net cash used by operating activities      $(38,204)  $(314,114)
Net cash used by investing activities      $ (9,165)  $ (48,296)
Net cash provided by financing activities  $129,579   $ 306,440

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Due to its shortage of cash, the Company reserves all of its liquidity in order to have the capability to pay its employees and/or contractors who are generating revenue for the Company at its clients' sites and to purchase product for its network and storage solutions business segment. Net cash used by operating activities for the six-month period ended June 30,2003, was $38,204 compared to $314,114 for the 2002 period. This was an improvement of $275,910 over the prior year period. The primary components of net cash used by operating activities for the 2003 period were increases in notes receivable and inventory, and decreases in accounts payable, accrued liabilities and amounts due to officers, which were partially offset by net income, non-cash charges and collection of accounts receivable.

     Cash used by investing activities decreased from $48,296 for the six-month period of 2002 to $9,165 for the 2003 period. NetView began its operations during the first quarter of 2002 and incurred capital expenditures to establish its office.

     The company began the period January 1, 2003 to June 30, 2003 with a cash balance of $140,834 and ended the period with a cash balance of $223,044, representing a net increase in cash of $82,210 for the period. This is primarily attributable to the rapid growth in both the number of customers and the size of customer orders. The rapid growth that the Company experienced in the aforementioned period and in the subsequent months, has lead to cash shortages. The Company has been able to borrow funds from its officers to meet these short-term obligations to date. In order to fund the Company's growth and expansion, management of the Company is seeking outside investors to secure working capital such that the Company is able to meet its current obligations on a consistent basis. There can be no assurances, however, that the Company will be able to continue to borrow from its officers, or from third parties, at terms that are acceptable to the Company.

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


     At June 30, 2003, the Company had available cash of $223,044 and positive working capital of $417,120. Management believes it will begin to generate positive cash flow from operations during its third fiscal quarter and believes that sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. If expenses are in excess of management's estimates or if revenues decline, the Company may need to raise additional financing to fund operations. If the Company is required to raise additional financing it will be required to do so on a best efforts basis, as it currently has no commitments for such funding.


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


     Signature                       Title                            Date
     ---------                       -----                            -----


/s/ Kevan M. Casey    Chief Executive Officer,                   August 27, 2003
--------------------
Kevan M. Casey        Principal Accounting Officer and Director


/s/ Tommy Allen       President and Director                     August 27, 2003
--------------------
Tommy Allen


/s/ J. Leonard Ivins  Director                                   August 27, 2003
--------------------
J. Leonard Ivins


/s/ Carl A. Chase     Director                                   August 27, 2003
--------------------
Carl A. Chase