Form 10QSB
period 2003-09-30
ELINEAR INC
filed 2003-11-19
CIK 1001903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-07418

                                  eLinear, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                                         76-0478045
--------------------------------------               ---------------------------
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

                                 Yes [X] No [ ]
                                     ---    ---

     As of November 12, 2003, there were outstanding 15,658,670 shares of common stock, $.02 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
-------------------------------------------------------------------------

                                  ELINEAR, INC.
                              INDEX TO FORM 10-QSB
                               SEPTEMBER 30, 2003

PART I FINANCIAL INFORMATION
                                                                        Page No.
                                                                       ---------

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheet                           3
               September 30, 2003 (unaudited)

               Condensed Consolidated Statements of Operations                4
               (unaudited) Three Months and Nine Months Ended
               September 30, 2003 and 2002

               Condensed Consolidated Statements of Cash Flows                5
               (unaudited) Nine Months Ended September 30, 2003 and 2002

               Notes to Unaudited Condensed Consolidated Financial            6
               Statements

     Item 2.   Management's Discussion and Analysis of Results of             10
               Operations and Financial Condition

     Item 3.   Controls and Procedures                                        12

PART II OTHER INFORMATION

     Item 1.   Legal Proceedings                                              12

     Item 2.   Changes in Securities and Use of Proceeds                      13

     Item 3.   Defaults Upon Senior Securities                                13

     Item 4.   Submission of Matters to a Vote of Security Holders            13

     Item 5.   Other Information                                              13

     Item 6.   Exhibits and Reports on Form 8-K                               13

                            PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                    ELINEAR, INC.
                                  AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         September 30,
                                                                             2003
                                                                        ---------------
                                      ASSETS                              (Unaudited)
Current assets:
    Cash                                                                $      114,963
    Accounts receivable, net of allowance of $59,200 at September 30,
     2003                                                                    1,903,721
    Inventory                                                                  101,839
    Other current assets                                                        62,188
                                                                        ---------------
      Total current assets                                                   2,182,711
                                                                        ---------------
Property and equipment (net)                                                    48,472
Goodwill                                                                     1,195,601
Other assets                                                                    14,282
                                                                        ---------------
Total assets                                                            $    3,441,066
                                                                        ===============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                                             $    1,524,009
    Payable to officers                                                         64,000
    Accrued liabilities                                                        231,004
    Deferred revenue                                                             2,500
    Current maturities                                                           2,045
                                                                        ---------------
      Total current liabilities                                              1,823,558
                                                                        ---------------
Long-term debt due to officers                                                 255,979
                                                                        ---------------
Shareholders' equity:
    Preferred stock, $.02 par value, 10,000,000 shares authorized,
      none issued                                                                   --
    Common stock, $.02 par value, 100,000,000 shares authorized,
      14,484,390 shares issued and outstanding at September 30, 2003           306,688
    Additional paid-in capital                                               1,741,291
    Accumulated deficit                                                       (686,450)
                                                                        ---------------
      Total shareholders' equity                                             1,361,529
                                                                        ---------------
Total liabilities and shareholders' equity                              $    3,441,066
                                                                        ===============


See accompanying notes to unaudited condensed consolidated financial statements.

                                                 ELINEAR, INC.
                                               AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                        For the Three Months Ended   For the Nine Months Ended
                                                              September 30,               September 30,
                                                        ------------------------------------------------------
                                                            2003          2002          2003          2002
                                                        ------------------------------------------------------

Revenue                                                 $ 3,962,453   $ 2,355,413   $10,581,583   $ 4,600,537
Cost of sales                                             3,362,542     2,006,459     8,804,200     3,925,333
                                                        ------------------------------------------------------
        Gross profit                                        599,911       348,954     1,777,383       675,204
                                                        ------------------------------------------------------

Operating expenses:
    Selling, general and administrative expenses:
       Payroll and related expenses                         424,704       145,973     1,137,206       271,801
       Office administration                                 54,631        19,766       144,063        60,137
       Professional services                                115,964        32,579       359,321        97,434
       Other                                                260,865         4,345       402,222        66,490
                                                        ------------------------------------------------------
    Total selling, general and administrative               856,164       202,663     2,042,812       495,862
    Depreciation                                              6,170         3,508        14,710         6,406
                                                        ------------------------------------------------------
        Total operating expenses                            862,334       206,171     2,057,522       502,268
                                                        ------------------------------------------------------

Income (loss) from operations                              (262,423)      142,783      (280,139)      172,936

Other income (expense):
    Interest, net                                           (15,789)       (3,201)      (25,603)        1,044
    Other income (expense)                                   44,850           942        48,476        (8,614)
                                                        ------------------------------------------------------
Net income (loss)                                       $  (233,362)  $   140,524   $  (257,266)  $   165,366
                                                        ======================================================

Net income (loss) per share:
    Basic and diluted                                   $     (0.02)  $      0.01   $     (0.02)  $      0.01
                                                        ======================================================

Weighted average number of common shares outstanding:
    Basic and diluted                                    14,999,307    13,909,757    14,557,361    13,909,757
                                                        ======================================================


See accompanying notes to unaudited condensed consolidated financial statements.

                                  eLINEAR, INC.
                                 AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                        For the Nine Months Ended
                                                              September 30,
                                                        -------------------------
                                                           2003          2002
                                                        -------------------------

Cash flows provided by/used in operating activities:
    Net income (loss)                                   $ (257,266)  $   165,366

        Depreciation                                        14,710         9,159
        Stock issued for compensation                                      1,000
        Gain on disposal of property and equipment             500            --
        Loss on adjustment of assets held for sale to
           net realizable value                                               --
        Changes in assets and liabilities:
            Accounts receivable                            160,056            --
            Notes receivable                                    --    (1,012,246)
            Inventory                                      (84,892)      (32,137)
            Unbilled services                                                 --
            Other current assets                           (24,068)       (9,705)
            Accounts payable                               101,072       870,151
            Accrued liabilities                            126,752         8,579
                                                        -------------------------
Net cash used by operating activities                       36,864           167
                                                        -------------------------

Cash flows from investing activities:
    Purchase of property and equipment                          --       (37,225)
    Deposits                                                    --        (5,792)
                                                        -------------------------
Net cash used by investing activities                           --       (43,017)
                                                        -------------------------

Cash flows from financing activities:
    Proceeds from notes payable due to officers            159,538       189,900
    Repayment of notes payable due to officers            (214,672)           --
                                                        -------------------------
Net cash provided by financing activities                  (55,134)      189,900
                                                        -------------------------
Net increase (decrease) in cash                            (18,270)      147,050
Cash and cash equivalents, beginning of period             133,233             0
                                                        -------------------------
Cash and cash equivalents, end of period                $  114,963   $   147,050
                                                        =========================


Non-cash transactions:
    Issuance of stock for acquisition                   $1,195,601   $        --
                                                        =========================
    Issuance of options for forgiveness of debt         $   13,188   $        --
                                                        =========================


See accompanying notes to unaudited condensed consolidated financial statements.

                                  ELINEAR, INC.
                                AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


Note 1. Organization and Nature of Business

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying unaudited consolidated financial statements of eLinear, Inc. and Subsidiaries (the "Company" or "eLinear") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations and cash flows for the nine months ended September 30, 2003 and 2002.

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

     BUSINESS

     On April 12, 2003, eLinear, Inc., a public corporation, issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView Technologies, Inc. ("NetView"). After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView. NetView's historical financial statements replace eLinear's in the accompanying financial statements.

     Effective July 31, 2003, eLinear completed the acquisition of all the issued and outstanding shares of Newbridge Technologies, Inc. (formerly MMGD, Inc.), a provider of communications deployment. These services will be over a fiber or wireless infrastructure. Pursuant to the transaction, eLinear issued an aggregate of 850,000 shares valued at $935,000, using an average price for a period of thirty days from the date of the merger, and options to purchase 300,000 shares of common stock valued at $274,000 using Black-Scholes to the shareholders of NewBridge. As of the effective date MMGD became a wholly owned subsidiary of eLinear. The acquisition was accounted for using the purchase method of accounting and resulted in goodwill totaling $1,195,601.

     The following are condensed statements of income for the three and nine month periods ended September 30, 2003 compared to the pro forma results of operations for NetView and Newbridge Technologies, as though the acquisition had occurred on July 1, 2002 (in the case of the three month period) and January 1, 2002 (in the case of the nine month period). Other historical financial statements will be included in eLinear's report on Form 8-K/A when filed.

                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                        -------------------------  -------------------------
                                            2003         2002          2003         2002
                                        ------------  -----------  ------------  -----------

Revenue                                 $11,127,262   $1,607,188   $11,304,150   $5,528,970

Net loss                                $  (106,695)  $ (118,633)  $  (266,899)  $ (303,806)

Net loss per share - basic and diluted  $      (.01)  $     (.01)  $      (.02)  $     (.02)


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

     NetView was incorporated in the State of Texas in December 2001 as an S-Corporation and commenced operations on January 1, 2002. Upon the completion of the merger with eLinear, NetView terminated its S-Corporation status for income tax purposes. NetView will now compute income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the current enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

     NetView is an advanced information technology solutions company that provides its customers with network and storage solutions infrastructure and related services. NetView's focus is on creating long-term recurring revenue streams from a diverse client base. NetView markets its products and services through its own direct sales and marketing team, direct mail and trade shows. NetView sells to entities throughout the United States; however, a majority of its revenue is earned from sales in the State of Texas.

     NewBridge Technologies is a digital provider of voice, data, video and security services to residential and commercial developments. These services will be over a fiber or wireless infrastructure. Newbridge markets its services through its own sales force and the majority of its revenue is earned in Texas.

Stock  Options  and  Warrants
-----------------------------

     eLinear accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net loss and pro forma net loss per share to be disclosed in interim financial statements.

     On April 16, 2003, the Board of Directors adopted the 2003 Stock Option Plan (the "Plan"), which allows for the issuance of up to 2,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company's success. In order to remain fully effective, the Plan must be approved by the shareholders prior to April 16, 2004. None of the options granted pursuant to the Plan may be exercised unless and until the shareholders approve the Plan. On April 16, 2003, the Company issued incentive stock options to purchase 100,000 shares of common stock, exercisable at $0.50 per share that are immediately exercisable to Kevan M. Casey and issued incentive stock options to purchase 100,000 shares of common stock, exercisable at $0.50 per share that are immediately exercisable to Tommy Allen. Also on April 16, 2003, the Company issued nonqualified stock options to Carl A. Chase to purchase 250,000 shares of common stock, exercisable at $0.50 per share, of which 83,335 vested immediately with the remaining vesting over a three-year period. All of these issuances were under the Company's 2003 Stock Option Plan. The 2003 Stock Option Plan was approved by the shareholders on August 17, 2003.

     The following table illustrates the effect on net income and earnings per share if eLinear had applied the fair value recognition provisions of FASB
Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

------------------------------------------------------------------------------------------

                                                Three Months Ended      Nine Months Ended
                                                    September 30,         September 30,
                                                --------------------  --------------------
                                                   2003       2002       2003       2002

Net loss, as reported                           $(233,362)  $140,524  $(257,266)  $165,366
Deduct: Total stock-based employee                     --         --    (46,000)        --
compensation expense determined under the fair
value based method for all awards
                                                ----------  --------  ----------  --------
Pro forma net loss                              $(233,362)  $140,524  $(303,266)  $165,366
                                                ==========  ========  ==========  ========

Loss per share:
Basic and diluted - as reported                 $   (0.02)  $   0.01  $   (0.02)  $   0.01
Basic and diluted - pro forma                   $   (0.02)  $   0.01  $   (0.02)  $   0.01

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 206%, risk-free interest rate of 3.5%, and expected life of six months.

Note 2. Credit Facilities

     On March 25, 2003, NetView entered into a financing agreement with Textron Financial ("Textron") whereby Textron will finance up to $1 million of inventory purchases. The agreement calls for interest at prime rate, as quoted in the Wall Street Journal, plus six percent (6%) and is secured by essentially all the assets of NetView and the personal guarantees of two officers and their wives. The agreement requires NetView to maintain certain financial ratios. NetView was in compliance with these covenants as of September 30, 2003.

Note 3. Litigation

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

Note 4. Industry Segments

     The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). At September 30, 2003, the Company's three business units have separate management teams and infrastructures that offer different products and services- eLinear, NetView and NewBridge.


                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
Dollars ($)                                      eLinear    NetView    NewBridge   Consolidated
                                                ------------------------------------------------
Revenue                                          216,003   3,658,006      88,444      3,962,453
Segment profit (loss)                            (97,642)   (133,354)     (2,366)      (233,362)
Total assets                                     114,939   2,016,309   1,744,950      3,876,198
Capital expenditures                                  --       2,500          --             --
Depreciation                                       1,258       4,098         814          6,170

                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
Dollars ($)                                     eLinear    NetView     NewBridge   Consolidated
                                                ------------------------------------------------
Revenue                                               --   2,355,413          --      2,355,413
Segment profit                                        --     140,524          --        140,524
Total assets                                          --   1,233,997          --      1,266,997
Capital expenditures                                  --          --          --             --
Depreciation                                          --       3,508          --          3,508

                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
Dollars ($)                                     eLinear    NetView     NewBridge   Consolidated
                                                ------------------------------------------------
Revenue                                          513,944   9,979,195      88,444     10,581,583
Segment profit (loss)                           (254,164)       (736)     (2,366)      (257,266)
Total assets                                     114,939   2,016,309   1,744,950      3,876,198
Capital expenditures                                  --      10,969          --          8,469
Depreciation                                       2,515      11,381         814         14,710

                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
Dollars ($)                                     eLinear    NetView     NewBridge   Consolidated
                                                ------------------------------------------------
Revenue                                               --   4,600,537          --      4,600,537
Segment profit                                        --      27,742          --        165,366
Total assets                                          --   1,233,997          --      1,233,997
Capital expenditures                                  --          --          --             --
Depreciation                                          --          --          --          6,406

     The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING  STATEMENTS

     The following discussion and analysis of the Company's financial condition as of September 30, 2003, and the Company's results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on April 15, 2003.

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

     Effective July 31, 2003, eLinear completed the acquisition of all the issued and outstanding shares of Newbridge Technologies, Inc. (formerly MMGD, Inc.), a provider of communications deployment. These services will be over a fiber or wireless infrastructure. Pursuant to the transaction, eLinear issued an aggregate of 850,000 shares valued at $935,000, using an average price for a period of thirty days from the date of the merger, and options to purchase 300,000 shares of common stock valued at $274,000 using Black-Scholes to the shareholders of NewBridge. As of the effective date MMGD became a wholly owned subsidiary of eLinear. The acquisition was accounted for using the purchase method of accounting and resulted in goodwill totaling $1,195,601.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Revenue. Revenue includes all amounts that are billable to customers. For eLinear's services contracts, revenue is recognized on a time and materials basis for a time and materials contract, or on a percent to completion basis for fixed fee contracts. For the Company's network and storage solutions business through its NetView subsidiary, revenue is recognized when products are shipped to the customer. Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price contracts is recognized over the contract term based on the percentage of services provided during the period compared to the total estimated services to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Losses recognized during the three-month and nine-month periods ended September 30, 2003 and 2002 were insignificant. Revenue recognized in excess of billings is recorded as unbilled services. Billings in excess of revenue recognized are recorded as deferred revenue until the above revenue recognition criteria are met.

     Total revenue for the nine months ended September 30, 2003 was $10,581,583 which was an increase of 130% over the prior year period of $4,600,537. Revenue from the consulting services business segment for the six-month period included in 2003 was $513,944. Revenue generated from the network and storage solutions business segment through the Company's NetView subsidiary for the three months and nine months ended September 30, 2003 was $3,658,006 and $9,979,195, respectively, compared to $2,355,413 and $4,600,537 for the 2002 periods. NetView began its operations in the first quarter of 2002. The increase in revenue was a result of a full nine months of sales by NetView during the 2003 period, as well as an increase in the number of customers and orders that NetView procured during the period.

     Of the revenue generated for the period ended September 30, 2003, three customers provided in excess of 10% of the Company's revenue. The loss of any of these customers may have an adverse financial effect on the Company.

     Cost  of  sales.  Total  cost  of  sales  for  the  nine-month period ended
September  30,  2003  was  $8,804,200,  an  increase of $4,878,867 over the 2002 period. For the network and storage solutions business segment, cost of sales is comprised primarily of the costs associated with acquiring hardware to fill customer orders and payroll for support personnel. For the consulting services business segment, cost of sales consists primarily of full-time personnel and contract employee costs associated with projects the Company provides to its clients for a fee. The primary component of the increase was the cost of procuring hardware to fill an expanded number of customer orders. This amounted to $8,459,143 for the 2003 period. The Company anticipates that cost of sales will increase as revenue increases.

     Gross profit. Total gross profit increased from $675,204 for the nine months ended September 30, 2002, to $1,777,383 for the nine months ended September 30, 2003. The increase in gross profit was a result of an increase in revenue from both the consulting services and network and storage solutions business segments. Total gross profit as a percentage of revenue increased from 15% for the 2002 period to 17% for the 2003 period.

     Operating expenses. Total operating expenses for the nine-month period ended September 30, 2003, were $2,057,522, an increase of $1,555,254 over the 2002 period of $502,268. The Company has added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders and has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to full-time employees. The net effect was an increase in payroll and related costs of $865,405. Professional services, which is comprised of legal, accounting and consulting fees, increased from $97,434 for 2002 to $359,321 for the 2003 period. Of this 2003 amount, $93,500 was invoiced to the Company as consulting fees from two officers of the Company. The Company does not anticipate incurring such fees from the officers in the future. Other expenses increased from $66,490 for the nine-month period ended September 30, 2002, to $402,222 for the 2003 period. The primary reason for the increase was due to an increase in fees paid for advertising to public relations firms. The Company is continuing to identify areas whereby it may continue to reduce its overhead costs during 2003.

     Net Loss. The net loss for the nine months ended September 30, 2003 was $257,266 compared to net income of $165,366 for the 2002 period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Due to its shortage of cash, the company reserves all of its liquidity in order to have the capability to pay its employees and/or contractors who are generating revenue for the Company at its clients' sites and to purchase product for its network and storage solutions business segment. Net cash provided by operating activities for the nine-month period ended September 30,2003, was $36,864 compared to net cash provided of $637 for 2002. This was an improvement of $36,227 over the prior year. The primary components of net cash used by operating activities for the 2003 periods were increases in accounts receivable, notes receivable and inventory, and decreases in accrued liabilities, which were partially offset by increases in accounts payable and accrued amounts due to two officers of the Company and a net loss of $257,266. Cash used by investing activities decreased from $43,017 for the nine-month period of 2002 to $55,134 for 2003.

     The company began the period January 1, 2003 to September 30, 2003 with a cash balance of $133,233 and ended the period with a cash balance of $114,963, representing a net cash use of $(18,270) for the period. This is primarily attributable to the rapid growth in both the number of customers and the size of customer orders. The rapid growth that the Company experienced in the aforementioned period and in the subsequent months, has lead to cash shortages. The Company has been able to borrow funds from its officers to meet these short-term obligations to date. In order to fund the Company's growth and expansion, management of the Company is seeking outside investors to secure working capital such that the Company is able to meet its current obligations on a consistent basis. There can be no assurances, however, that the Company will be able to continue to borrow from its officers, or from third parties, at terms that are acceptable to the Company.

     Capital Resources. The Company has funded its operations through the sale of common stock and the exercise of employee stock options. During the year ended December 31, 2002, the Company raised $59,705 from the sale of common stock and $43,460 from the exercise of stock options. NetView has funded its operations by way of loans from two of its officers. During the nine-month period ended September 30, 2003, NetView borrowed $159,538 from these officers and repaid $214,459. The amount due these officers at September 30, 2003, was $255,979. These notes are due July 1, 2004 and accrue interest at a rate of 7% per annum. These notes are unsecured. NetView has funded its purchases of network and storage solutions products primarily through vendor provided financing arrangements. On March 25, 2003, NetView was able to obtain a $1 million line of credit to fund purchases of network and storage solutions product for delivery to customers. This was secured by essentially all of NetView's assets, as well as by personal guarantees delivered by two of the Company's officers and their wives.

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

     At September 30, 2003, the Company had available cash of $114,963. Management believes it will begin to generate positive cash flow from operations during its fourth fiscal quarter and believes that sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. If expenses are in excess of management's estimates or if revenues decline, the company may need to raise additional financing to fund operations. If the Company is required to raise additional financing it will be required to do so on a best efforts basis, as it currently has no commitments for such funding.

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

Item 3. Controls and Procedures

     In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

     In December 1999, eLinear Corporation counter-sued Chris Sweeney in a lawsuit captioned eLinear Corporation v. Chris Sweeney, United States District Court, District of Colorado,Case Number 99-WM-2434. The Complaint sought determination of the rights of the parties with respect to the termination of Chris Sweeney's employment agreement with Imagenuity. This lawsuit was indefinitely stayed pending resolution of the Florida litigation discussed above. On March 27, 2003, the Company filed a motion to dismiss for failure to prosecute as a result of the fact that the Plaintiff has failed to file any "record activity" in the case for a period of more than one year. On June 13, 2003, the motion to dismiss was denied and the case is moving forward. The Company intends to vigorously contest all claims in this case which is currently in the discovery phase.

Item 2. Changes in Securities and Use of Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended September 30, 2003, that were not registered under the Securities Act.

     On July 31, 2003, pursuant to the exemption provided by Rule 506 of Regulation D of the Securities Act, the Company issued 30,000 shares for legal services valued at $35,958.

      On August 1, 2003, pursuant to the exemption provided by Rule 506 of Regulation D of the Securities Act, the Company issued 850,000 shares to the shareholders of MMGD, Inc., in exchange for all the outstanding shares of MMGD, Inc., in accordance with the acquisition agreement dated July 31, 2003.

     On August 25, 2003, pursuant to the exemption provided by Rule 506 of Regulation D of the Securities Act, the Company issued 5,000 shares for consulting services valued at $6,000.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits. The following exhibits of the Company are included herein.

Exhibit No.         Description
-----------         -----------

2.1 Agreement and Plan of Merger, dated October 11, 1999, between Registrant, eLinear Corporation and Imagenuity, Inc. (incorporated by reference to Exhibit A-1 to Registrant's Current Report on Form 8-K, dated October 25, 1999)

2.2 Agreement and Plan of Merger, dated April 15, 2003, between Registrant, NetView Acquisition Corp. and NetView Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Annual Report on form 10-KSB, dated April 15, 2002)
3.1 Articles of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
3.2 Bylaws of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31,
                    1995)
3.3 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-QSB for the period ended June 30, 2000)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
10.1 Employment Agreement with Jon V. Ludwig (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.2 Employment Agreement with Kevan M. Casey (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.3 Employment Agreement with Tommy Allen (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.4                2000 Stock Option Plan (incorporated by reference to Exhibit
                    4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000)
10.5 Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's
                    Form  S-8,  dated  July  31,  2001)
10.6 Asset Purchase Agreement dated August 31, 2000, among eLinear, Inc., eLinear Corporation, Innobar, LLC, Jay Vickers and John Kaercher (incorporated by reference to
                    Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.7 Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.8 Agreement between eLinear, Inc. and Jon Ludwig dated April 15, 2003 (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-KSB, dated April 15,
                    2003)
10.9 Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
21.1                Subsidiaries  of  Registrant
31.1                Certification of Kevan M. Casey
31.2                Certification of Carole D. Hlozek
32.1                Certification for Sarbanes-Oxley Act of Kevan M. Casey
32.2                Certification for Sarbanes-Oxley Act of Carole D. Hlozek


     (b) Reports on Form 8-K. - Registrant filed a report on Form 8-K on August 21, 2003, disclosing events pursuant to Item 9 (Regulation FD
          Disclosure) and Item 12 (Results of Operations and Financial Condition) of Form 8-K. As part of Exhibit 99.1 to such report, the Company released condensed financial statements for the year ended June 30, 2003. Registrant filed a report on form 8-K on September 2, 2003, disclosing a change in Registrant's certifying accountant.

SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


    Signature                    Title                    Date
    ---------                    -----                    ----

/s/ Kevan M. Casey    Chief Executive Officer and   November 19, 2003
--------------------    Chairman of the Board
Kevan M. Casey

/s/ Carole D. Hlozek  Principal Accounting Officer  November 19, 2003
--------------------
Carole D. Hlozek