Form 10QSB/A
period 2003-03-31
ELINEAR INC
filed 2003-12-19
CIK 1001903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        FORM 10-QSB/A (SECOND AMENDMENT)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-07418

                                  eLINEAR, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Delaware                                     76-0478045
------------------------------------------------          ----------------------
(State or other jurisdiction of incorporation or          (IRS Employer
organization)                                             Identification No.)


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

                             Yes [X]         No [ ]
                                  -              -

     As of May 15, 2003, there were outstanding 14,190,010 shares of common stock, $.02 par value per share.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
     -------------------------------------------------------------------------

                                  ELINEAR, INC.
                             INDEX TO FORM 10-QSB/A
                                 MARCH 31, 2003

                                                                        Page No.
                                                                        --------

PART I      FINANCIAL INFORMATION


     Item 1.   Financial Statements

               Consolidated Balance Sheets March 31, 2003 (unaudited)        3

               Consolidated Statements of Operations (unaudited)             4
                 Three Months Ended March 31, 2003 and 2002

               Consolidated Statements of Cash Flows (unaudited)             5
                 Three Months Ended March 31, 2003 and 2002

               Notes to Unaudited Consolidated Financial Statements          6

     Item 2.   Management's Discussion and Analysis of Results of            9
                 Operations and Financial Condition

     Item 3.   Controls and Procedures                                       11

PART II     OTHER INFORMATION

     Item 1.   Legal Proceedings                                             12

     Item 2.   Changes in Securities and Use of Proceeds                     12

     Item 3.   Defaults Upon Senior Securities                               12

     Item 4.   Submission of Matters to a Vote of Security Holders           12

     Item 5.   Other Information                                             12

     Item 6.   Exhibits and Reports on Form 8-K                              13

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                  ELINEAR, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                     March 31,
                                                                        2003
                                                                    (Unaudited)
                                                                    ------------
                              ASSETS                                 (RESTATED)
Current assets:
    Cash                                                            $     4,181
    Accounts receivable, net of allowance of $5,200                     131,452
    Prepaid expenses                                                     22,082
                                                                    ------------
        Total current assets                                            157,715
                                                                    ------------
    Property and equipment                                               40,526
    Less accumulated depreciation                                       (29,134)
                                                                    ------------
        Net property and equipment                                       11,392
    Other assets                                                          4,388
                                                                    ------------
    Total assets                                                    $   173,495
                                                                    ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                                         $    98,947
    Accrued liabilities                                                   6,165
    Deferred revenue                                                      7,500
                                                                    ------------
        Total current liabilities                                       112,612
                                                                    ------------
Long-term debt                                                           10,000
                                                                    ------------
Shareholders' equity:
    Preferred stock, $.02 par value, 10,000,000 shares authorized,
      none issued                                                            --
    Common stock, $.02 par value, 100,000,000 shares authorized,
      1,068,250 shares issued and outstanding                            21,366
    Additional paid-in capital                                        1,345,392
    Accumulated deficit                                              (1,315,875)
                                                                    ------------
         Total shareholders' equity                                      50,883
                                                                    ------------
Total liabilities and shareholders' equity                          $   173,495
                                                                    ============

See accompanying notes to unaudited financial statements.

                                   ELINEAR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       For the Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2003        2002
                                                         ----------------------
                                                          RESTATED    RESTATED

Revenue                                                  $  218,455  $ 192,113
Cost of sales                                               136,971    236,242
                                                         ----------------------
        Gross profit (loss)                                  81,484    (44,129)
                                                         ----------------------

Operating expenses:
    Selling, general and administrative expenses:
       Payroll and related expenses                          35,946    100,566
       Office administration                                  4,939     10,557
       Professional services                                  1,801     48,274
       Other                                                 12,082     80,794
                                                         ----------------------
    Total selling, general and administrative expenses       54,768    240,191
    Depreciation                                              2,088      4,672
                                                         ----------------------
        Total operating expenses                             56,856    244,863
                                                         ----------------------

Income (loss) from operations                                24,628   (288,992)
Other expense                                                    --    (10,059)
                                                         ----------------------
Net income (loss)                                        $   24,628  $(299,051)
                                                         ======================

Net income (loss) per share:
    Basic and diluted                                    $     0.02     ($0.32)
                                                         ======================

Weighted average number of common shares outstanding:
    Basic and diluted                                     1,068,281    942,778
                                                         ======================



See accompanying notes to unaudited financial statements.

                                     eLINEAR, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                      (UNAUDITED)


                                                                    2003        2002
                                                                 ----------------------
                                                                  RESTATED    RESTATED

Cash flows provided by (used in) operating activities:
    Net income (loss)                                            $  24,628   $(299,051)
    Adjustments to reconcile net income (loss) to cash used by operating activities:
        Depreciation                                                 3,131       4,672
        Stock issued for compensation                                   --       8,000
        Loss on disposal of property and equipment                      --      10,059
        Loss on adjustment of assets held for sale to
             net realizable value                                       --      16,749
        Changes in assets and liabilities:
            Accounts receivable                                    (40,663)    265,672
            Other current assets                                    13,748       3,208
            Accounts payable                                         7,635     (85,246)
            Accrued liabilities                                    (21,738)    (34,619)
            Deferred revenue                                        (2,500)     17,507
                                                                 ----------------------
Net cash in operating activities                                   (15,759)    (93,049)
                                                                 ----------------------

Cash flows from investing activities:
    Purchase of property and equipment                                  --      (5,526)
                                                                 ----------------------

Net decrease in cash                                               (15,759)    (98,575)
Cash and cash equivalents, beginning of period                      19,940     111,545
                                                                 ----------------------
Cash and cash equivalents, end of period                         $   4,181   $  12,970
                                                                 ======================


See accompanying notes to unaudited financial statements.

                                  ELINEAR, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


Note 1. Organization and Nature of Business

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying unaudited financial statements of eLinear, Inc. (the "Company" or "eLinear") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Securities and Exchange Commission.

     Reclassifications - Amounts in the prior period's financial statements have been reclassified as necessary to conform to the current period's presentation.

Note 2. Restatements of Previously Reported Financial Statements

     The Company originally filed the financial statements accounting for the acquisition of NetView Technologies, Inc. (see note 2) as if the acquisition occurred on March 31, 2003 using the pooling of interest method of accounting; however, the acquisition did not occur until April 15, 2003. Therefore, the balance sheet and income statements have been restated to properly reflect eLinear, Inc. as of March 31, 2003 excluding the accounts of NetView
Technologies,  Inc.  A  summary  of  the  restatement  is  as  follows:

                                               BALANCE SHEET
                                           AS OF MARCH 31, 2003

                                              Previously Stated   Increase (Decrease)     Restated
                                             -------------------  --------------------  ------------
ASSETS
  Cash                                       $           42,163   $           (37,982)  $     4,181
  Accounts receivable                                 1,808,458            (1,677,006)      131,452
  Note receivable                                        43,500               (43,500)           --
  Inventory                                             192,718              (192,718)           --
  Other current assets                                   25,025                (2,943)       22,082
  Property and equipment (net)                           39,590               (28,198)       11,392
  Other assets                                           11,484                (7,096)        4,388
                                             -------------------------------------------------------
Total assets                                 $        2,162,938   $        (1,989,443)  $   173,495
                                             =======================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                           $        1,585,253   $        (1,486,306)  $    98,947
  Accrued liabilities                                   127,196              (121,031)        6,165
  Accrued liabilities due to officers                   155,000              (155,000)           --
  Deferred revenue                                        7,500                    --         7,500
  Long-term debt due to officers                        266,888              (256,888)       10,000
  Common stock                                          280,606              (259,241)       21,365
  Additional paid-in capital                             13,188             1,345,392     1,358,580
  Accumulated deficit                                  (272,693)            1,056,369    (1,329,062)
                                             -------------------------------------------------------
Total liabilities and shareholders' equity   $        2,162,938   $        (1,989,443)  $   173,495
                                             =======================================================

                                     STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS MARCH 31, 2003

                                             Previously Stated    Increase (Decrease)   Restated
                                             -------------------  --------------------  ------------
Revenue                                      $        3,369,597   $        (3,151,142)  $   218,455
Cost of sales                                         2,700,374            (2,563,403)      136,971
Selling, general and administrative                     550,164              (495,397)       54,768
Depreciation                                              5,482                (3,394)        2,088
Interest expense and other, net                           4,394                (4,394)           --
                                             -------------------------------------------------------
Net income (loss)                            $          109,183   $           (84,555)  $    24,628
                                             =======================================================


                                     STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS MARCH 31, 2002

                                             Previously Stated    Increase (Decrease)   Restated
                                             -------------------  --------------------  ------------
Revenue                                      $          904,278   $          (712,165)  $   192,113
Cost of sales                                           868,613              (632,371)      236,242
Selling, general and administrative                     325,071               (84,880)      240,191
Depreciation                                              4,397                   275         4,672
Interest expense and other, net                          11,797                (1,738)       10,059
                                             -------------------------------------------------------
Net income (loss)                            $         (305,600)  $            (6,549)  $  (299,051)
                                             =======================================================

Note 3. Subsequent Events

Acquisitions of NetView Technologies, Inc. and NewBridge Technologies, Inc.

     On April 15, 2003, eLinear, Inc., a public corporation, issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView Technologies, Inc. ("NetView"). After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView.

     On July 31, 2003, eLinear completed the acquisition of all the issued and outstanding shares of Newbridge Technologies (formerly MMGD,Inc.), a provider of communications deployment. These services will be over a fiber or wireless infrastructure. Pursuant to the transaction, eLinear issued an aggregate of 850,000 shares to the shareholders of MMGD and options to purchase 300,000 shares of eLinear common stock. The acquisition was accounted for using the purchase method of accounting.

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

Common  Stock  Issuances

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following table sets forth certain operating information regarding the Company for the three months ended March 31, 2003 and 2002:

                                                       March 31,
                                                  --------------------
                                                    2003       2002
                                                  --------------------
Revenue                                           $218,455  $ 192,113
Cost of sales                                      136,971    236,242
                                                  --------------------
Gross profit (loss)                                 81,484    (44,129)
Operating expenses                                  56,856    244,863
                                                  --------------------
Income (loss) from operations                       24,628   (288,992)
Other expense                                           --    (10,059)
                                                  --------------------
Net income (loss)                                 $ 24,628  $(299,051)
                                                  ====================
Net income (loss) per share - basic and diluted   $   0.02  $   (0.32)
                                                  ====================

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

     Total revenue for the three months ended March 31, 2003 was $218,455, which was $26,342 better than the prior year period of $192,113. The increase was related to increased billing of consulting services. Of the revenue generated for the period ended March 31, 2003, three customers provided in excess of 10% of the Company's revenue. The loss of any one of these customers may have an adverse financial effect on the Company.

     Cost of sales. Total cost of sales for the three-month period ended March 31, 2003 was $136,971, a decrease of $99,271 over the 2002 period. Cost of sales consists primarily of full-time personnel and contract employee costs associated with projects the Company provides to its clients for a fee.

     Gross profit. Total gross profit increased from a loss of $44,129 for the three months ended March 31, 2002, to a gross profit of $81,484 for the three months ended March 31, 2003. Total gross profit as a percentage of revenue was 37% for the 2003 period.

     Operating expenses. Total operating expenses for the three-month period ended March 31, 2003, were $56,856, a decrease of $188,008 over the 2002 period of $244,863. The Company has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to full-time employees. The net effect was a decrease in payroll and related costs of $64,620. Professional services, which is comprised of legal, accounting and consulting fees, decreased from $48,274 for the three-month period ended March 31, 2002, to $1,801 for the 2003 period. Other expenses decreased from $80,794 for the three-month period ended March 31, 2002, to $12,081 for the 2003 period. The primary reason for the decrease was due to a reduction in the amount of business travel expense incurred by the Company in the 2002 period. The Company is continuing to identify areas whereby it may continue to reduce its overhead costs during 2003.

     Net income (loss). Net income for the three months ended March 31, 2003, was $24,628 compared to a net loss of $299,051 for the 2002 period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The following summary table presents comparative cash flows of the Company for the three-month periods ended March 31, 2003 and 2002:

                                                      March 31
                                                --------------------
                                                  2003       2002
                                                --------------------
     Net cash used in operating activities      $(41,388)  $(93,049)

     Net cash used in investing activities      $(18,710)  $ (5,526)

     Net cash provided by financing activities  $ 44,340   $     --

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Due to its shortage of cash, the Company reserves all of its liquidity in order to have the capability to pay its employees and/or contractors who are generating revenue for the Company at its clients' sites. Net cash used in operating activities for the three-month period ended March 31, 2003, was $41,388 compared with $93,049 for the 2002 period. This was an improvement of $51,661 over the prior year. The primary components of net cash used in operating activities for the 2003 period were net income of $24,628, non-cash charges of $2,526, and decreases in other current assets of $7,408, which were offset by increases in accounts receivable of $40,663, and decreases in accounts payable, accrued liabilities and deferred revenue of $$4,201, $28,586 and $2,500, respectively. Cash used in investing activities increased from $5,526 for the three-moth period ended March 31, 2002, to $18,710 for the 2003 period.

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

     Liquidity. From time to time, the Company experiences cash flow shortages due to its rapid rate of growth, and lack of capital resources. Although management of the Company has been able to manage these shortfalls without interruption to the business to date, there can be no assurances that this will continue to occur. Accordingly, the Company is seeking additional working capital to satisfy its daily operating requirements. There can be no assurances, however, that such capital will be available on terms that are acceptable to the Company.

     At March 31, 2003, the Company had available cash of $4,181. Management believes that it will begin to generate positive cash flow from operations during its second fiscal quarter and believes that sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. If expenses are in excess of management's estimates or if revenues decline, the Company may need to raise additional financing to fund operations. If the Company is required to raise additional financing it will be required to do so on a best efforts basis, as it currently has no commitments for such funding.

Item 3.    Controls and Procedures

     With the participation of management, the Company's chief executive officer and principal accounting officer evaluated the Company's disclosure controls and procedures for the quarter ended March 31, 2003. Based on this evaluation, the chief executive officer and the principal accounting officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB/A (Second Amendment) for the quarterly period ended March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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


Item 2.   Changes  in  Securities  and  Use  of  Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

     There were no sales of unregistered securities by the Company during the fiscal quarter ended March 31, 2003.


Item 3.   Defaults  Upon  Senior  Securities  -  None

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders  - None

Item 5.   Other  Information

     Effective May 26, 2003, Mr. Jon V. Ludwig resigned his position of Chairman of the Board and Chief Executive Officer of the Company. Subsequent to Mr. Ludwig's resignation, Mr. Kevan M. Casey was elected to the Board of Directors, was elected as Chairman of the Board and Chief Executive Officer of the Company. The Board of Directors has approved the filing of this amended Form 10-QSB/A (Second Amendment) for the quarterly period ended March 31, 2003.

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


Signature                        Title                    Date
--------------------  ----------------------------  -----------------


/s/ Kevan M. Casey    Chief Executive Officer,      December 19, 2003
--------------------    and Director
Kevan M. Casey



/s/ Carole D. Hlozek  Principal Accounting Officer  December 19, 2003
--------------------
Carole D. Hlozek