Form 10QSB/A
period 2003-09-30
ELINEAR INC
filed 2003-12-19
CIK 1001903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         FORM 10-QSB/A (First Amendment)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2003

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-07418

                                  eLinear, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Delaware                                   76-0478045
---------------------------------------------           -------------------
(State or other jurisdiction of incorporation              (IRS Employer
or organization)                                        Identification No.)


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

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION


     Item 1.   Financial Statements

               Consolidated Balance Sheet                                  3
                 September 30, 2003 (unaudited)

               Consolidated Statements of Operations (unaudited)           4
                 Three Months and Nine Months Ended September 30, 2003
                 and 2002

               Consolidated Statements of Cash Flows (unaudited)           5
                 Nine Months Ended September 30, 2003 and 2002

               Notes to Unaudited Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of Results of         11
                 Operations and Financial Condition

     Item 3.   Controls and Procedures                                    13

PART II OTHER INFORMATION

     Item 1.   Legal Proceedings                                          13

     Item 2.   Changes in Securities and Use of Proceeds                  14

     Item 3.   Defaults Upon Senior Securities                            14

     Item 4.   Submission of Matters to a Vote of Security Holders        14

     Item 5.   Other Information                                          14

     Item 6.   Exhibits and Reports on Form 8-K                           14

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                     ELINEAR, INC.
                                    AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


                                                                         September 30,
                                                                             2003
                                                                        ---------------
                             ASSETS                                       (Unaudited)
Current assets:
    Cash                                                                $      114,963
    Accounts receivable, net of allowance of $59,200 at September 30,
     2003                                                                    1,903,721
    Inventory                                                                  101,839
    Other current assets                                                        62,188
                                                                        ---------------
        Total current assets                                                 2,182,711
                                                                        ---------------
Property and equipment (net)                                                    48,472
Goodwill                                                                     1,625,444
Other assets                                                                    14,282
                                                                        ---------------
Total assets                                                            $    3,870,909
                                                                        ===============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                                             $    1,524,009
    Payable to officers                                                         64,000
    Accrued liabilities                                                        231,004
    Deferred revenue                                                             2,500
    Notes payable, Stockholders                                                258,024
                                                                        ---------------
        Total current liabilities                                            2,079,537
                                                                        ---------------

Shareholders' equity:
    Preferred stock, $.02 par value, 10,000,000 shares authorized,
      none issued                                                                   --
    Common stock, $.02 par value, 100,000,000 shares authorized,
      15,334,390 shares issued and outstanding at September 30, 2003           306,688
    Additional paid-in capital                                               2,171,134
    Accumulated deficit                                                       (686,450)
                                                                        ---------------
         Total shareholders' equity                                          1,791,372
                                                                        ---------------
Total liabilities and shareholders' equity                              $    3,870,909
                                                                        ===============

See accompanying notes to unaudited consolidated financial statements.

                                                 ELINEAR, INC.
                                               AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

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

                                  eLINEAR, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                          2003          2002
                                                       -------------------------

Cash flows provided by/used in operating activities:
    Net income (loss)                                  $ (257,266)  $   165,366

        Depreciation                                       14,710         9,159
        Stock issued for compensation                                     1,000
        Gain on disposal of property and equipment            500            --
        Changes in assets and liabilities:
            Accounts receivable                           160,056            --
            Notes receivable                                   --    (1,012,246)
            Inventory                                     (84,892)      (32,137)
            Unbilled services                                                --
            Other current assets                          (24,068)       (9,705)
            Accounts payable                              101,072       870,151
            Accrued liabilities                           126,752         8,579
                                                       -------------------------
Net cash used by operating activities                      36,864           167
                                                       -------------------------

Cash flows from investing activities:
    Purchase of property and equipment                         --       (37,225)
    Deposits                                                   --        (5,792)
                                                       -------------------------
Net cash used by investing activities                          --       (43,017)
                                                       -------------------------

Cash flows from financing activities:
    Proceeds from notes payable due to officers           159,538       189,900
    Repayment of notes payable due to officers           (214,672)           --
                                                       -------------------------
Net cash provided by financing activities                 (55,134)      189,900
                                                       -------------------------
Net increase (decrease) in cash                           (18,270)      147,050
Cash and cash equivalents, beginning of period            133,233            --
                                                       -------------------------
Cash and cash equivalents, end of period               $  114,963   $   147,050
                                                       =========================


Non-cash transactions:
    Issuance of stock for acquisition                  $1,195,601   $        --
                                                       =========================
    Issuance of options for forgiveness of debt        $   13,188   $        --
                                                       =========================


See accompanying notes to unaudited consolidated financial statements.

                                  ELINEAR, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

     BUSINESS

     On April 15, 2003, eLinear, Inc., a public corporation, issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView Technologies, Inc. ("NetView"). After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. For accounting purposes, the shares issued to eLinear's stockholders was accounted for as the consideration paid by NetView for the acquisition of eLinear and was valued using the stock price on the date issued. The purchase allocation resulted in goodwill of $429,843. NetView's historical financial statements replace eLinear's in the accompanying financial statements.

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

                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                              -------------              -------------
                                            2003         2002          2003         2002
                                        ------------  -----------  ------------  -----------

Revenue                                 $11,127,262   $1,607,188   $11,304,150   $5,528,970

Net loss                                $  (106,695)  $ (118,633)  $  (266,899)  $ (303,806)

Net loss per share - basic and diluted  $      (.01)  $     (.01)  $      (.02)  $     (.02)


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

------------------------------------------------------------------------------------------

                                                  Three Months Ended    Nine Months Ended
                                                     September 30,        September 30,
                                                     -------------        -------------
                                                   2003       2002       2003       2002

Net loss, as reported                           $(233,362)  $140,524  $(257,266)  $165,366
Deduct: Total stock-based employee                     --         --    (46,000)        --
compensation expense determined under the fair
value based method for all awards
                                                ----------  --------  ----------  --------
Pro forma net loss                              $(233,362)  $140,524  $(303,266)  $165,366
                                                ==========  ========  ==========  ========

Loss per share:
Basic and diluted - as reported                 $   (0.02)  $   0.01  $   (0.02)  $   0.01
Basic and diluted - pro forma                   $   (0.02)  $   0.01  $   (0.02)  $   0.01

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


                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
Dollars ($)                                      eLinear    NetView    NewBridge   Consolidated
                                      ----------------------------------------------------------
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

                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
Dollars ($)                                     eLinear    NetView     NewBridge   Consolidated
                                      ----------------------------------------------------------
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

                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
Dollars ($)                                     eLinear    NetView     NewBridge   Consolidated
                                      ----------------------------------------------------------
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

                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
Dollars ($)                                     eLinear    NetView     NewBridge   Consolidated
                                      ----------------------------------------------------------
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

Note 5. Restatements of Previously Reported Financial Statements

     The Company originally filed its June 30, 2003 and March 31, 2003 quarters financial statements accounting for the acquisition of NetView (see Note 1) as a pooling of interest, which presented the financial information on a consolidated basis for both periods presented. In accordance with generally accepted accounting principles, the statements should have been presented as a reverse acquisition using the purchase method of accounting. The shares effectively issued to the eLinear stockholders was the consideration paid by Netview, the accounting acquirer, and should have been valued on the date of the transaction which would have resulted in goodwill of $429,842. When the original September 30, 2003 From 10-QSB was filed the Company had not recorded the goodwill related to the reverse acquisition. The balance sheet has been restated to record the goodwill. A summary of the restatement is as follows:

                                           BALANCE SHEET
                                     AS OF SEPTEMBER 30, 2003

                                              Previously Stated   Increase (Decrease)   Restated
                                             -------------------  -------------------  -----------
ASSETS
  Cash                                       $          114,963                   --   $  114,963
  Accounts receivable                                 1,903,721                   --    1,903,721
  Inventory                                             101,836                   --      101,836
  Other current assets                                   62,188                   --       62,188
  Property and equipment (net)                           48,472                   --       48,472
  Goodwill                                            1,195,601              429,843    1,625,444
  Other assets                                           14,282                            14,285
                                             -----------------------------------------------------
Total assets                                 $        3,441,066                        $3,870,909
                                             =====================================================

LIABILITIES AND SHAREHOLDERS, EQUITY
  Accounts payable                           $        1,524,009                   --   $1,524,009
  Accrued liabilities                                   231,004                   --      231,004
  Accrued liabilities due to officers                    64,000                   --       64,000
  Deferred revenue                                        2,500                   --        2,500
  Notes payable, stockholders                             2,045              255,979      258,024
  Long-term debt due to officers                        255,979             (255,979)          --
  Common stock                                          306,688                           306,688
  Additional paid-in capital                          1,741,291              429,843    2,171,134
  Accumulated deficit                                  (686,450)                         (686,450)
                                             -----------------------------------------------------
Total liabilities and shareholders' equity   $        3,441,066                        $3,870,909
                                             =====================================================

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

     From time to time, the company experiences cash flow shortages due to its rapid rate of growth, and the lack of capital resources. Although management of the Company has been able to manage these shortfalls without interruption to the business to date, there can be no assurances that this will continue to occur. The Company is currently attempting to raise $1 million through a private placement of its common stock. There can be no assurance the Company will be successful in obtaining this funding. Accordingly, the Company is seeking additional working capital to satisfy its daily operating requirements. There can be no assurances, however, that such capital will be available on terms that are acceptable to the Company.

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

    Signature                     Title                      Date
    ---------                     -----                      ----


/s/ Kevan M. Casey    Chief Executive Officer and      December 19, 2003
--------------------    Chairman of the Board
Kevan M. Casey

/s/ Carole D. Hlozek  Principal Accounting Officer     December 19, 2003
--------------------
Carole D. Hlozek