Form 10QSB/A
period 2003-06-30
ELINEAR INC
filed 2003-12-22
CIK 1001903

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

                                  eLinear, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Delaware                                76-0478045
------------------------------------------------         -----------------------
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

                                  ELINEAR, INC.
                             INDEX TO FORM 10-QSB/A
                                  JUNE 30, 2003

                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION


     Item 1.   Financial Statements

               Consolidated Balance Sheets                                  3
                 June 30, 2003 (unaudited)

               Consolidated Statements of Operations (unaudited)            4
                 Three Months and Six Months Ended June 30, 2003 and 2002

               Consolidated Statements of Cash Flows (unaudited)            5
                 Six Months Ended June 30, 2003 and 2002

               Notes to Unaudited Consolidated Financial Statements         6

     Item 2.   Management's Discussion and Analysis of Results of           12
                 Operations and Financial Condition

     Item 3.   Controls and Procedures                                      14

PART II OTHER INFORMATION

     Item 1.   Legal Proceedings                                            15

     Item 2.   Changes in Securities and Use of Proceeds                    15

     Item 3.   Defaults Upon Senior Securities                              16

     Item 4.   Submission of Matters to a Vote of Security Holders          16

     Item 5.   Other Information                                            16

     Item 6.   Exhibits and Reports on Form 8-K                             16

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                  ELINEAR, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                      June 30,
                                                                        2003
                                                                    (Unaudited)
                                                                    ------------
                               ASSETS                                 RESTATED

Current assets:
    Cash                                                            $   223,044
    Accounts receivable, net of allowance of $59,200                  1,569,034
    Note receivable, NewBridge                                           51,500
    Inventory                                                            66,195
    Other current assets                                                 39,678
                                                                    ------------
        Total current assets                                          1,949,451
                                                                    ------------
Property and equipment                                                   87,177
Less accumulated depreciation                                           (47,655)
                                                                    ------------
        Net property and equipment                                       39,522
                                                                    ------------
Other assets:
    Goodwill                                                            429,843
    Other                                                                13,429
                                                                    ------------
        Total other assets                                              443,272
                                                                    ------------
Total assets                                                        $ 2,432,245
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                                         $ 1,427,699
    Accrued liabilities                                                  77,857
    Accrued liabilities due to officers                                  21,775
    Note payable, stockholders                                          369,479
    Deferred revenue                                                      5,000
                                                                    ------------
        Total current liabilities                                     1,901,810

Shareholders' equity:
    Preferred stock, $.02 par value, 10,000,000 shares authorized,
      none issued                                                            --
    Common stock, $.02 par value, 100,000,000 shares authorized,
      14,340,010 shares issued and outstanding                          286,801
    Additional paid-in capital                                          776,596
    Accumulated deficit                                                (532,962)
                                                                    ------------
         Total shareholders' equity                                     530,435
                                                                    ------------
Total liabilities and shareholders' equity                          $ 2,432,245
                                                                    ============

See accompanying notes to unaudited consolidated financial statements.

                                             ELINEAR, INC.
                                           AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                                For the Three Months Ended    For the Six Months Ended
                                                         June 30,                    June 30,
                                                ------------------------------------------------------
                                                    2003          2002          2003          2002
                                                ------------------------------------------------------
                                                         RESTATED                    RESTATED

Revenue                                         $ 3,464,114   $ 1,532,959   $ 6,615,256   $ 2,245,124
Cost of sales                                     2,874,382     1,308,715     5,437,785     1,941,086
                                                ------------------------------------------------------
        Gross profit                                589,732       224,244     1,177,471       304,038
                                                ------------------------------------------------------

Operating expenses:
    Selling, general and administrative
      expenses:
       Payroll and related expenses                 426,743        83,122       674,969       109,403
       Office administration                         71,284        28,461       134,532        52,329
       Professional services                        280,561        47,040       448,386        64,535
       Other                                         48,164        15,229        64,261        30,723
                                                ------------------------------------------------------
    Total selling, general and administrative       826,752       173,852     1,322,148       256,990
    Depreciation                                      5,146         1,467         8,540         2,934
                                                ------------------------------------------------------
        Total operating expenses                    831,898       175,319     1,330,688       259,924
                                                ------------------------------------------------------

Income (loss) from operations                      (242,166)       48,925      (153,217)       44,114

Other income (expense):
    Interest, net                                    (5,419)       (3,576)       (6,187)       (5,412)
    Other                                             3,626             5            --           102
                                                ------------------------------------------------------
        Total other                                  (1,793)       (3,571)       (6,187)       (5,310)
                                                ------------------------------------------------------
Net income (loss)                               $  (243,959)  $    45,354   $  (159,404)  $    38,804
                                                ======================================================

Net income (loss) per share:
    Basic and diluted                                ($0.02)  $      0.00        ($0.01)  $      0.00
                                                ======================================================

Weighted average number of common shares
  outstanding:
    Basic and diluted                            14,030,260    12,961,979    13,499,240    12,961,979
                                                ======================================================



See accompanying notes to unaudited consolidated financial statements.

                                  eLINEAR, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED


                                                            2003        2002
                                                         ----------------------
                                                                RESTATED

Cash flows used in operating activities:
    Net income (loss)                                    $(159,404)  $  38,804
    Adjustments to reconcile net income (loss) to cash
      used by operating activities:
        Depreciation                                         8,540      23,520
        Common stock and options issued for
           compensation                                    200,150          --
        Changes in assets and liabilities:
            Accounts receivable                            163,209    (662,759)
            Inventory                                      (49,248)      3,362
            Other current assets                           (17,956)     11,182
            Accounts payable                              (128,200)    467,985
            Accrued liabilities                            (22,172)      5,053
            Accrued liabilities due to officers            (85,775)         --
                                                         ----------------------
Net cash used in operating activities                      (90,856)   (112,853)
                                                         ----------------------
Cash flows from investing activities:
     Note receivable, NewBridge                            (51,500)         --
    Purchase of property and equipment                      (5,124)    (20,886)
    Deposits                                                (3,249)     (1,404)
                                                         ----------------------
Net cash used in investing activities                      (59,873)    (22,290)
                                                         ----------------------
Cash flows from financing activities:
    Exercise of stock options                              123,300          --
    Proceeds from notes payable due to officers            159,538      94,600
    Repayment of notes payable due to officers             (29,959)         --
                                                         ----------------------
Net cash provided by financing activities                  252,879      94,600
                                                         ----------------------

Net increase (decrease) in cash                            102,150     (40,543)
Cash and cash equivalents, beginning of period             120,894      69,764
                                                         ----------------------
Cash and cash equivalents, end of period                 $ 223,044   $  29,221
                                                         ======================

Non-cash transactions:
    Issuance of common stock for NetView acquisition     $ 480,727   $      --
                                                         ======================
    Issuance of options for forgiveness of debt          $  13,188   $      --
                                                         ======================


See accompanying notes to unaudited consolidated financial statements.

                                  ELINEAR, INC.
                                AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


Note  1.   Basis  of  Presentation

     The accompanying unaudited consolidated financial statements of eLinear, Inc. and Subsidiaries (the "Company" or "eLinear") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and the results of operations and cash flows for the three and six-month periods ended June 30, 2003 and 2002.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Netview Technologies, Inc. included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, previously filed with the Securities and Exchange Commission.


Note  2.     Reverse  Acquisition

     On April 15, 2003, eLinear, Inc., a public corporation, issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView Technologies, Inc. ("NetView"). After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. For accounting purposes, the shares issued to eLinear's stockholders were accounted for as the consideration paid by NetView for the acquisition of eLinear and was valued using the stock price on the date issued. The purchase allocation resulted in goodwill of $429,843. NetView's historical financial statements replace eLinear's in the accompanying financial statements.

     The following are condensed statements of income for the three and six month periods ended June 30, 2003 compared to the pro forma results of operations for NetView and eLinear, Inc, as though the acquisition had occurred on January 1, 2002. Other historical financial statements of eLinear are included in the March 31, 2003 Form 10-QSB/A (Second Amendment) and the December 31, 2002 Form 10-KSB.

                                      Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                           --------                  -------
                                       2003         2002         2003         2002
                                    -----------  -----------  -----------  -----------

Revenues                            $3,464,114   $1,802,564   $6,833,711   $2,706,842

Net Loss                            $ (243,959)  $  (45,989)  $ (134,776)  $ (351,589)

Loss per share - basic and diluted  $     (.02)  $     (.00)  $     (.01)  $     (.03)


Income  Taxes
-------------
     Upon the completion of the merger with eLinear, NetView terminated its S-Corporation status for income tax purposes. NetView will now compute income taxes using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the current enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.


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


                                           Three Months Ended    Six Months Ended
                                                 June 30,             June 30,
                                           -------------------  -------------------
                                              2003      2002       2003      2002
-----------------------------------------------------------------------------------

Net loss, as reported                      $(243,959)  $43,354  $(159,404)  $38,804
Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards       (46,000)       --    (46,000)       --
                                           ----------  -------  ----------  -------
Pro forma net loss                         $(289,959)  $43,354  $(205,404)  $38,804
                                           ==========  =======  ==========  =======

Loss per share:
Basic and diluted - as reported            $   (0.02)  $  0.00  $   (0.01)  $  0.00
Basic and diluted - pro forma              $   (0.02)  $  0.00  $   (0.02)  $  0.00

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


Note 5.   Common  Stock  and  Warrants

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

Note 6.   Industry  Segments

     The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). At June 30, 2003, the Company's two business units have separate management teams and infrastructures that offer different products and services. At June 30, 2002, eLinear only had one business segment, NetView.

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

                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
Dollars ($)             eLinear    NetView    Elimination   Consolidated
                       --------------------------------------------------
Revenue                 297,941   3,166,173            --      3,464,114
Segment loss           (196,396)    (47,563)           --       (243,959)
Total assets            277,390   2,218,355       (63,500)     2,432,245
Capital expenditures         --       5,916            --          5,916
Depreciation              1,259       3,887            --          5,146



                    FOR THE SIX MONTHS ENDED JUNE 30, 2003
Dollars ($)             eLinear    NetView    Elimination   Consolidated
                       --------------------------------------------------
Revenue                 297,941   6,317,315            --      6,615,256
Segment profit (loss)  (196,396)     36,992            --       (159,404)
Total assets            277,390   2,218,355       (63,500)     2,432,245
Capital expenditures         --       5,916            --          5,916
Depreciation              1,259       7,281            --          8,540


The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Note 7.   Restatements  of  Previously  Reported  Financial  Statements

     The Company originally filed the financial statements and accounted for the acquisition of NetView (see Note 1) as a pooling of interest, which presented the financial information on a consolidated basis for both periods presented. In accordance with generally accepted accounting principles, the statements should have been presented as a reverse acquisition using the purchase method of accounting. The shares effectively issued to the eLinear stockholders was the consideration paid by Netview, the accounting acquirer, and should have been valued on the date of the transaction which would have resulted in goodwill being recorded. The balance sheet was restated to record the goodwill. The income statement restatements include revising the year-to-date numbers for 2003 to reflect six months of NetView activity and eLinear activity from the date of acquisition through June 30, 2003, and restating the year-to-date numbers for 2002 reflect only NetView's activity. A summary of the restatement is as follows:

                                           BALANCE SHEET
                                        AS OF JUNE 30, 2003

                                              Previously Stated   Increase (Decrease)    Restated
                                             -------------------  --------------------  -----------
ASSETS
  Cash                                       $          223,044                    --   $  223,044
  Accounts receivable                                 1,569,034                    --    1,569,034
  Note receivable                                        51,500                    --       51,500
  Inventory                                              66,195                    --       66,195
  Unbilled services                                      13,055                    --       13,055
  Other current assets                                   26,623                    --       26,623
  Property and equipment (net)                           39,522                    --       39,522
  Goodwill                                                   --               429,843      429,843
  Other assets                                           13,429                    --       13,429
                                             ------------------------------------------------------
Total assets                                 $        2,002,402   $           429,843   $2,432,245
                                             ======================================================

LIABILITIES AND SHAREHOLDERS, EQUITY
  Accounts payable                           $        1,427,699                    --   $1,427,699
  Accrued liabilities                                    77,857                    --       77,857
  Accrued liabilities due to officers                    21,775                    --       21,775
  Deferred revenue                                        5,000                    --        5,000
  Long-term debt due to officers                        369,479                    --      369,479
  Common stock                                          286,801                    --      286,801
  Additional paid-in capital                            330,443               446,153      776,596
  Accumulated deficit                                  (516,652)              (16,310)    (532,962)
                                             ------------------------------------------------------
Total liabilities and shareholders' equity   $        2,002,402   $           429,843   $2,432,245
                                             ======================================================

                                     STATEMENTS OF OPERATIONS
                               FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                             Previously Stated    Increase (Decrease)   Restated
                                             -------------------  --------------------  -----------
Revenue                                      $        6,833,711   $          (218,455)  $6,615 256
Cost of sales                                         5,574,756              (136,971)   5,437,785
Selling, general and administrative                   1,376,916               (54,767)   1,322,148
Depreciation                                             10,628                (2,088)       8,540
Interest expense and other, net                           6,187                    --        6,187
                                             ------------------------------------------------------
Net loss                                     $         (134,776)  $           (24,628)  $ (159,404)
                                             ======================================================


                                     STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED JUNE 30, 2003

No Change.

                                     STATEMENTS OF OPERATIONS
                              FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                             Previously Stated    Increase (Decrease)   Restated
                                             -------------------  --------------------  -----------
Revenue                                      $        2,706,842   $          (461,718)  $2,245 124
Cost of sales                                         2,367,069              (425,983)   1,941,086
Selling, general and administrative                     644,211              (387,221)     256,990
Depreciation                                             15,033               (12,099)       2,934
Interest expense and other, net                          32,118               (26,808)       5,310
                                             ------------------------------------------------------
Net income (loss)                            $         (351,589)  $           390,393   $   38,804
                                             ======================================================

                                     STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED JUNE 30, 2002

                                             Previously Stated    Increase (Decrease)   Restated
                                             -------------------  --------------------  -----------
Revenue                                      $        1,802,564   $          (269,605)  $1,532,959
Cost of sales                                         1,498,456              (189,741)   1,308,715
Selling, general and administrative                     319,140              (145,288)     173,852
Depreciation                                             10,636                (9,169)       1,467
Interest expense and other, net                          20,321               (16,750)       3,571
                                             ------------------------------------------------------
Net income (loss)                            $          (45,989)  $            91,343   $   45,354
                                             ======================================================

Note 7.   Subsequent  Events.

     Effective July 31, 2003, the Company acquired all of the issued and outstanding stock of NewBridge Technologies, Inc. ("NewBridge" and formerly MMGD, Inc.), a Texas corporation. NewBridge is a digital provider of voice, data, video and security services to residential and commercial developments. The Company issued 850,000 shares of its restricted common stock and 300,000 incentive stock options to purchase the Company's common stock at exercise prices ranging from $0.75 to $1.20 per share that are immediately exercisable.

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

RESTATEMENT  OF  FINANCIAL  STATEMENTS

     As discussed in Note 6 to the unaudited interim financial statements included herein, the Company is making the following restatements to its financial statements:

     1. The balance sheet for June 30, 2003 has been revised to properly record goodwill realized from the accounting acquisition by NetView of eLinear,
     2.   The December 31, 2002 eLinear balance sheet has been eliminated,
     3. The 2002 income statement numbers have been revised to present the financial results of NetView as a single entity, and
     4. The 2003 income statement numbers have been revised to reflect both quarters of NetView activity and only the second quarter of eLinear activity.

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

     Total revenue for the six months ended June 30, 2003 was $6,615,256 which was an increase of $4,370,132, or 195%, over the prior year period of $2,245,124. Revenue from the consulting services business segment for the three month period of 2003 was $297,941. Revenue generated from the network and storage solutions business segment through the Company's NetView subsidiary for the six months ended June 30, 2003 was $6,317,315 compared to $2,245,124 for the 2002 period. NetView initially began its operations during the first quarter of 2002. The increase in revenue was a result of a full six months of sales by NetView during the 2003 period, as well as an increase in the number of customers and orders that NetView procured during the period.

     Of the revenue generated for the period ended June 30, 2003, three customers each provided in excess of 10% of the Company's revenue. The loss of any one of these customers may have a material adverse financial impact on the Company, should the Company not be able to replace the lost revenue.

     Cost of sales. Total cost of sales for the six-month period ended June 30, 2003 were $5,437,785, an increase of $3,496,699 over the 2002 period. For the network and storage solutions business segment, cost of sales is comprised primarily of the costs associated with acquiring hardware to fill customer orders and payroll for support personnel. For the consulting services business segment, cost of sales consists primarily of full-time personnel and contract employee costs associated with projects the Company provides to its clients for a fee. The primary component of the increase was the cost of procuring hardware to fill an expanded number of customer orders. This amounted to $5,231,869 for the 2003 period. The Company anticipates that cost of sales will increase as revenue increases.

     Gross profit. Total gross profit increased from $304,038 for the six months ended June 30, 2002, to $1,177,471 for the six months ended June 30, 2003. The increase in gross profit was a result of an increase in revenue from the network and storage solutions business segments. Total gross profit as a percentage of revenue increased from 14% for the 2002 period to 18% for the 2003 period.

     Operating expenses. Total operating expenses for the six-month period ended June 30, 2003, were $1,330,688, an increase of $1,070,764 over the 2002 period of $259,924. The Company has added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders and has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to full-time employees. The Company issued 300,000 shares of its restricted common stock to an employee pursuant to an employment agreement and recorded compensation expense of $135,000. The net effect was an increase in payroll and related costs of $565,566. [Add office administration as it increased $82,000. Need detail of increases.]

     Professional services, which is comprised of legal, accounting and consulting fees, increased from $64,535 for 2002 to $448,386 for the 2003 period. Of this 2003 amount, $93,500 was invoiced to the Company as consulting fees from two officers of the Company. The Company does not anticipate incurring such fees from the officers in the future. The Company also incurred increased legal and accounting fees associated with the merger of NetView and issued 150,000 stock options to a consultant for services and recorded $123,300 as compensation expense. The Company does not anticipate these fees to increase in the future. Other expenses increased from $30,723 for the six-month period ended June 30, 2002, to $64,261 for the 2003 period. The Company is continuing to identify areas whereby it may reduce its overhead costs during 2003.

     Net loss. The net loss for the six months ended June 30, 2003, was $159,404 compared to a net income of $38,804 for the 2002 period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Due to its shortage of cash, the Company reserves all of its liquidity in order to have the capability to pay its employees and/or contractors who are generating revenue for the Company at its clients' sites and to purchase product for its network and storage solutions business segment. Net cash used in operating activities for the six-month period ended June 30,2003, was $90,856 compared to net cash used of $112,853 for the 2002 period. This was a decrease of $21,997 over the 2002 period. The primary components of net cash used in operating activities for the 2003 period were a net loss of $159,404, increases in inventory and other current assets of $49,248 and $17,956, respectively, and decreases in accounts payable, accrued laibilities and amounts due officers of $128,200, $22,172 and $ 85,775, respectively. These uses of cash were partially offset by collections of accounts receivable of $163,209, non-cash charges for compensation expense of $200,150 and depreciation of $8,540.

     Cash used by investing activities increased from $22,290 for the six-month period of 2002 to $59,873 for the 2003 period and was primarily related to loans made by NetView to NewBridge Technologies, Inc. NetView began its operations during the first quarter of 2002 and incurred capital expenditures to establish its office.

     Capital Resources. The Company has funded its operations through the sale of common stock and the exercise of employee stock options. During the six months ended June 30, 2002, the Company funded its operations by way of loans from two of its officers totaling $94,600. During the six months ended June 30, 2003, the Company raised $123,300 through the exercise of stock options. During the six-month period ended June 30, 2003, NetView borrowed $159,538 from two of its officers and repaid $29,959. The amount due these officers at June 30, 2003, was $369,479. These notes are due July 1, 2004 and accrue interest at a rate of 7% per annum. These notes are unsecured. NetView has funded its purchases of network and storage solutions products primarily through vendor provided financing arrangements. On March 25, 2003, NetView obtained a $1 million line of credit to fund purchases of network and storage solutions product for delivery to customers. This was secured by essentially all of NetView's assets, as well as by personal guarantees delivered by two of the Company's officers and their wives.

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

     At June 30, 2003, the Company had available cash of $223,044 and positive working capital of $47,641. The Company is currently attempting to raise $1 million through a private placement of its common stock. There can be no assurance the Company will be successful in obtaining this funding. If the Company is required to raise additional financing it will be required to do so on a best efforts basis, as it currently has no commitments for such funding.

Item 3.   Controls  and  Procedures

     In accordance with the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

10.6 Asset Purchase Agreement dated August 31, 2000, among eLinear, Inc., eLinear Corporation, Innobar, LLC, Jay Vickers and John Kaercher (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.7 Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.8 Agreement between eLinear, Inc. and Jon Ludwig dated April 15, 2003 (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.9 Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
21.1           Subsidiaries  of Registrant (incorporated by reference to Exhibit
               21.1 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
31.1           Certification  of  Kevan  Casey,  Chief  Executive  Officer.
31.2           Certification  of Carole D. Hlozek, Principal Accounting Officer.
32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Kevan Casey, Chief Executive Officer
32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Carole D. Hlozek, Principal Accounting Officer

     (b) Reports on Form 8-K. - Registrant filed a report on Form 8-K on June 13, 2003, disclosing events pursuant to Item 9 (Regulation FD
          Disclosure) and Item 12 (Results of Operations and Financial Condition) of Form 8-K. As part of Exhibit 99.1 to such report, the Company released condensed financial statements for the three months ended March 31, 2003

SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     Signature                 Title                      Date
     ---------                 -----                      ----


/s/ Kevan M. Casey    Chief Executive Officer       December 19, 2003
--------------------
Kevan M. Casey


/s/ Carole D. Hlozek  Principal Accounting Officer  December 19, 2003
--------------------
Carole D. Hlozek