Form 10KSB
period 2003-12-31
ELINEAR INC
filed 2004-02-13
CIK 1001903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-07418
                                                -------

                                  ELINEAR, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                     76-0478045
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                     Identification  No.)


     7240 Brittmoore Road, Suite 118, Houston, Texas                77041
     -----------------------------------------------                -----
       (Address  of  principal  executive  offices)              (Zip  Code)

   Registrant's telephone number, including area code:          (713) 896-0500
                                                                --------------

      Securities registered pursuant to Section 12(b) of the Act:     None
                                                                      ----

    Securities registered pursuant to Section 12(g) of the Act: $.02 Par Value Common Stock

     Check  whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended December 31, 2003, were $13,598,490.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of February 9, 2004, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $24,052,000.

     The Registrant's common stock outstanding as of February 9, 2004, was 20,446,167 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant's proxy or information statement for its annual meeting of shareholders, which will be filed by the Registrant on or before April 29, 2004.

     Transitional  Small  Business Disclosure Format (Check One): Yes [ ] No [X]

                                       ELINEAR, INC.

                                    INDEX TO FORM 10-KSB
                                     DECEMBER 31, 2003

                                                                                   PAGE NO.
                                                                                   --------
PART I    Item 1.   Description of Business                                               3
          Item 2.   Description of Property                                               6
          Item 3.   Legal Proceedings                                                     7
          Item 4.   Submission of Matters to a Vote of Security Holders                   7

PART II   Item 5.   Market for Common Equity and Related Stockholder Matters              8
          Item 6.   Management's Discussion and Analysis and Results of
                         Operations and Financial Condition                               9
          Item 7.   Financial Statements                                                 14
          Item 8.   Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                             31
          Item 8A.  Controls and Procedures                                              31

PART III  Item 9.   Directors, Executive Officers, Promoters and Control Persons,
                         Compliance with Section 16(a) of the Exchange Act               31
          Item 10.  Executive Compensation                                               31
          Item 11.  Security Ownership of Certain Beneficial Owners and
                         Management                                                      31
          Item 12.  Certain Relationships and Related Party Transactions                 31
          Item 13.  Exhibits and Reports on Form 8-K                                     31
          Item 14.  Principal Accountant Fees and Services                               33

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions:

- changes in general economic and business conditions affecting Information Technology ("IT") consulting development and implementation, computer-based project management consulting and strategic business consulting industries;
- technical developments that make the Company's products or services obsolete;
-    changes  in  the  Company's  business  strategies;
-    the  level  of  demand  for  the  Company's  products  or  services;
-    the  Company's  ability to develop or maintain strategic relationships; and
-    global  economic  conditions.

The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

OVERVIEW

     eLinear, Inc. (the "Company" or "eLinear") is a total IT solutions provider of technology consulting, network and storage solutions infrastructure and a provider of digital voice, data, video and security services for both commercial and residential customers. Typically, the Company's customers are Fortune 2000 and Small to Medium Business ("SMB") organizations. The Company's services are offered to companies seeking to increase productivity or reduce costs through investing in technology. A majority of the Company's customers are located in Houston, Texas. The Company's Internet address is http://www.elinear.com.
                                                         ----------------------
Information contained on the Company's web site is not a part of this report. The Company's stock is traded on the OTC Bulletin Board under the symbol "ELIN."

     The Company provides IT consulting services through consulting solutions, creative web site design, web site content management software and technical project management and development services. Through its NetView Technologies, Inc. subsidiary, the Company provides network and storage solutions through product fulfillment, network and infrastructure design, data storage architecture and is a certified partner with several Fortune 100 IT solutions providers. Through its NewBridge Technologies, Inc. subsidiary, the Company provides structured cabling, cabling infrastructure design and implementation, security installation and monitoring and digital services of voice, data and video over fiber optic networks to its residential and commercial customers.

ORGANIZATIONAL  HISTORY

     The Company acquired its technology consulting business as a result of a reverse merger with Imagenuity, Inc. ("Imagenuity") in 1999. Immediately prior to acquiring the business of Imagenuity, the Company, which at the time was named Kinetiks.com, Inc. ("Kinetics.com") did not engage in any business except for negotiating and compromising debt and searching for merger candidates. On July 31, 2000, the Company changed its name to eLinear, Inc.

     On April 15, 2003, eLinear issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView Technologies, Inc. ("NetView"). After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. For accounting purposes, the shares issued to eLinear's stockholders were accounted for as the consideration paid by NetView for the acquisition of eLinear and was valued using the stock price on the date issued. The purchase allocation resulted in goodwill of $429,843. NetView's historical financial statements replace eLinear's in the accompanying financial statements.

     On July 31, 2003, eLinear completed the acquisition of all the issued and outstanding shares of NewBridge Technologies, Inc. ("NewBridge"), a provider of communications deployment. Pursuant to the transaction, eLinear issued an aggregate of 850,000 shares of restricted common stock and options to purchase 300,000 shares of common stock. NewBridge was incorporated in the State of Texas on February 20, 2002, and changed its name from MMGD, Inc. to NewBridge on August 7, 2003. As of the effective date, NewBridge became a wholly owned subsidiary of eLinear. The acquisition was accounted for using the purchase method of accounting.

THE  COMPANY'S  PRODUCTS  AND  SERVICES

     The Company offers its products and services through three distinct business segments as follows:

     1) Consulting services - the Company offers through this business segment strategic consulting services, creative web site design, web site content management software and technical project management and development services;
     2) Product fulfillment and network and storage solutions - through its wholly owned subsidiary, NetView Technologies, Inc., the Company offers a complete solution to its customers for the acquisition, management and configuration of complex storage and network server installations; and
     3) Communications deployment - through its wholly owned subsidiary, NewBridge Technologies, Inc., the Company provides structured cabling, cabling infrastructure design and implementation, security installation and monitoring and digital services of voice, data and video over fiber optic networks to its residential and commercial customers.

The combination of these three business segments provides a total IT solution to the Company's customers.

Technology  Integration  and  Consulting  Services

     The Company's technology consulting segment offers a full set of services ranging from traditional technology consulting to managing complex technology integration projects. The Company focuses on providing solutions to technology related issues ranging from managing a software selection process to installation and integration of complex software products. In addition to providing complete customer technology services, the Company markets a proprietary software product called "LinearCMS." This product is designed to allow non-technical personnel to develop and maintain web pages on one or more web sites through a web browser. It allows collaboration between subject matter experts, web site copywriters and business users, creating a working environment that intelligently differentiates web site content from design, and separates content within pages so it can be presented, transformed and syndicated for multiple purposes. The Company does not have any patents or copyrights on this product. Typically, the Company's contracts it has with its customers are cancelable at any time with fourteen to thirty days' notice. The Company markets its services through its in-house sales staff.

Product  Fulfillment  and  Network  and  Storage  Solutions

     NetView Technologies, Inc. is a proven supplier of IT product fulfillment and network and storage solutions. NetView is classified as a value-added retailer ("VAR") and has various retail agreements and certifications with such companies and Hewlett Packard, Cisco and IBM. Typically, NetView's customers are Fortune 2000 businesses and Small to Medium Business ("SMB") organizations of which NetView markets its products and services through its own direct sales and marketing team, direct mail and trade shows.

Communications  Deployment

     The Company entered the communications deployment market through its acquisition of NewBridge Technologies, Inc. effective July 31, 2003. NewBridge provides structured cabling, cabling infrastructure design and implementation, security installation and monitoring and digital services of voice, data and video over fiber optic networks to its residential and commercial customers. NewBridge markets its products and services through its own direct sales and marketing team. Typical customers of NewBridge are government agencies, school districts and new home residential sub-divisions.

Sales  and  Marketing

     The Company utilizes its in-house staff of twenty-one sales and sales support personnel to market its products and services. The Company intends to increase this staff to fully implement its business plan. The Company believes it can obtain a greater market share by cross-selling its products and services to its existing customer base and identifying new customers which can benefit from the Company's total IT solutions products and services. A majority of the Company's customers are located in Houston, Texas, however, the Company intends to expand its marketing strategy through acquisitions of complimentary businesses.

     With respect to the source of the Company's revenue, the Company had three customers, each which provided more than 10% of the Company's revenue for the fiscal year ended December 31, 2003.

COMPETITION

     The Information Technology marketplace is intensely competitive and subject to rapid technological change. The Company's competitors include other Information Technology solutions firms, Internet professional service firms, software firms, product and service fulfillment companies for the acquisition, management and configuration of storage and network installations and providers of communications deployment. These competitors are national, regional and local. The Company anticipates that it will face additional competition from new entrants that provide significant performance, price, creative or other advantages over those offered by the Company. Many of these competitors have greater name recognition and resources than the Company.

INTELLECTUAL  PROPERTY,  PROPRIETARY  RIGHTS  AND  LICENSES

     The Company's success depends to a significant degree on its methodologies and software applications. The Company does not have any patents or registered copyrights or registered trademarks. The Company relies, instead, on laws protecting trade secrets, common law rights with respect to copyrights and trademarks, as well as non-disclosure and other contractual agreements to protect proprietary rights. There can be no guarantee that those laws, and the procedures initiated to protect its business, will prevent misappropriation of its proprietary software and web site applications. In addition, those protections do not preclude competitors from developing products with similar features as those of the Company.

     Although the Company believes its products and services are unique and do not infringe upon the proprietary rights of others, there can be no assurance that infringement claims will not be brought against the Company in the future. Any such claim could result in costly litigation or have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

     As of December 31, 2003, the Company had 27 full-time employees. None of the Company's employees are covered by any collective bargaining agreements. Management believes that its relations with its employees are good and the Company has not experienced any work stoppages attributable to employee disagreements.

VOLATILITY  OF  STOCK  MARKET

     There have been significant fluctuations in the market price for the Company's common stock. Factors such as variations in the Company's revenues, earnings and cash flow and announcements of innovations or acquisitions by the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have particularly affected companies in the IT services markets, resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company's common stock.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company's executive and administrative offices are located at 7240 Brittmoore, Suite 118, Houston, Texas 77041, which facilities are leased by the Company. The Company's lease on these premises covers approximately 8,100 square feet and expires on October 31, 2004. The Company is required to make monthly payments of $5,103. The Company has no present intent to invest in real estate, real estate mortgages or persons primarily engaged in real estate activities, however, the Company may change this policy at any time. Furthermore, the Company believes that suitable additional or replacement space will be available when required on terms acceptable to the Company.

     The Company has subleased its previous office space located at 8800 Jameel Road, Suite 170, Houston, Texas 77040, for $1,800 per month, which amount substantially offsets the $1,900 per month obligation to the Company. This lease expires October 31, 2004.

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

     On October 17, 2003, the Company filed a civil suit against Jon Ludwig, former CEO of the Company, for the following causes of action: breach of fiduciary duty; negligent misrepresentation; theft of trade secrets; theft/conversion of property; wrongful interference with existing and prospective contracts; and civil conspiracy. This case is currently in the 127th Judicial District in the District Court of Harris County, Texas. As of December 31, 2003, the Company has not requested a specific damage amount.
Discovery  in  this  case  is  at  the  beginning  stages.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted during the fourth quarter of the period covered in this report to a vote of shareholders.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The Company's common stock trades on the OTC Bulletin Board market under the symbol "ELIN." The market for the Company's common stock on the OTC Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the approximate high and low closing sales prices per share as reported on the OTC Bulletin Board for the Company's common stock for the last two fiscal years. The quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

    Year 2003                              High    Low
    ---------                             --------------
      Quarter ended December 31           $ 2.75  $ 1.19
      Quarter ended September 30          $ 1.62  $ 0.65
      Quarter ended June 30               $ 1.00  $ 0.45
      Quarter ended March 31              $ 0.45  $ 0.45
    Year 2002
    ---------
      Quarter ended December 31           $ 0.55  $ 0.21
      Quarter ended September 30          $ 1.35  $ 0.32
      Quarter ended June 30               $ 6.00  $ 1.50
      Quarter ended March 31              $ 5.15  $ 1.70

     As of January 20, 2004, there were approximately 2,083 stockholders of record of the Company's common stock. The Company has neither declared nor paid any cash dividends to date. The Company does not anticipate paying dividends in the foreseeable future until such time as the Company has sufficient cash flow from operations to justify payment of a dividend.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended December 31, 2003, that were not registered under the Securities Act.

     On October 23, 2003, the Company issued 60,000 shares of common stock to Capital Research Group in consideration of investor relations services valued at $141,000 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On October 23, 2003, the Company issued 6,000 shares of common stock to Roy Sahachaisere in consideration of investor relations services valued at $14,100 pursuant to the exemption provided by Section 4(2) of the Securities Act.

     Between September 2 and December 13, 2003, the Company completed a private placement transaction in which it issued an aggregate of 1,330,564 shares of common stock for an aggregate purchase price of $931,395. The securities were issued pursuant to the exemption provided by Regulation D of the Securities Act. The Company used the services of NevWest Securities Corporation, a registered broker-dealer, as placement agent to assist it in this private placement, which received sales commission of between 7-10% of the gross proceeds of the offering, as well as warrants to purchase 26,611 shares of Company common stock at an exercise price of $0.70 per share.

     The above transactions were completed pursuant to either Section 4(2) of the Securities Act or Regulation D of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

     With respect to issuances made pursuant to Regulation D of the Securities Act, the Company determined that each purchaser was an "accredited investor" as defined in Rule 501(a) under the Securities Act, or if such investor was not an accredited investor, that such investor received the information required by Regulation D.

     Except as otherwise noted, all sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's financial condition as of December 31, 2003, and the Company's results of operations for the years in the two-year period ended December 31, 2003 and 2002, should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW

     The  Company  currently  consists  of  three  operating  segments:

     - Consulting services. The Company offers consulting services, creative web site design, web site content management software and technical project management and development services.

     - Product fulfillment and network and storage solutions. Through its wholly owned subsidiary, NetView, the Company offers a complete solution to its customers for the acquisition, management and configuration of complex storage and network server installations.

     - Communications deployment. Through its wholly owned subsidiary, NewBridge, the Company provides structured cabling, cabling infrastructure design and implementation, security installation and monitoring and digital services of voice, data and video over fiber optic networks to its residential and commercial customers.

     The Company completed the acquisitions of NetView and NewBridge during the last fiscal year. In April 2003, the Company issued 12,961,979 shares of common stock for all of the outstanding common stock of NetView. After the merger the stockholders of NetView owned approximately 90% of eLinear.

     Although NetView became our wholly owned subsidiary, for accounting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. The acquisition resulted in goodwill of $451,920. Since NetView is deemed to be the acquiring company for accounting purposes, the financial information for the years ended December 31, 2002 and 2003 is information derived from the consolidated financial statements of NetView.

     In July 2003, the Company completed the acquisition of all the outstanding shares of NewBridge. Pursuant to the transaction, eLinear issued 850,000 shares of its common stock valued at $935,000, using an average price for a period of thirty days subsequent to the date of the merger, and options to purchase 300,000 shares of common stock valued at $274,000 using Black-Scholes to the shareholders of

NewBridge. The acquisition was accounted for using the purchase method of accounting resulting in goodwill of $1,195,602.

RECENT  DEVELOPMENTS

     In January 2004, the Company entered into a securities purchase agreement with several accredited investors and raised gross proceeds of $2,533,850. In February 2004, the Company entered into another securities purchase agreement with several accredited investors and raised gross proceeds of $2,460,000. Both of these agreements include warrants, which if exercised will bring in an additional $6,992,156. In each of these offerings the Company issued its securities at prices below the then market price of its common stock

     The Company's strategy is to expand its operations along the above reporting segments through internal growth and through acquisitions. The Company intends to utilize the proceeds from its recent offerings, as well as through additional offerings, to finance its internal growth and for any acquisitions. There is no assurance that the Company will be able to raise any additional funds, or if it does raise additional funds, it may do so at below market prices, which would cause dilution to its shareholders.

CRITICAL  ACCOUNTING  POLICIES

     General

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company's financial statements (See Note 2 in Notes to Consolidated Financial Statements).

     Revenue  Recognition

     Revenue includes all amounts that are billable to customers. Product fulfillment revenue is recognized when products are shipped to the customer. Consulting services revenue from time and material service contracts is recognized as the services are provided. Communications deployment revenue from fixed price contracts is recognized over the contract term based on the percentage of cost during the period compared to the total estimated cost to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. At December 31, 2003, there were no significant contracts in progress.


     Allowance  for  Doubtful  Accounts

     The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of the Company's customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to the Company's consolidated results of operations or financial position.

     Goodwill

     As of December 31, 2003, the Company had $1,647,522 of goodwill resulting from the acquisitions discussed above. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. Due to the large amount of goodwill presently on the Company's financial reports, if an impairment is required the Company's financial condition and results would be negatively affected.

     Accounting  for  Stock-Based  Compensation

     The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company's common stock on the grant date. The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

     In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of Financial Accounting Standards Board Statement No. 123." This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on our operations and/or financial position.

RESULTS  OF  OPERATIONS  AND  FINANCIAL  CONDITION

     Revenue. Total revenue for the year ended December 31, 2003 was $13,598,490 which was an increase of 76% over the prior year period of $7,733,119. Revenue from the consulting services business segment for fiscal 2003 was $608,370. Revenue generated from the network and storage solutions business segment for fiscal 2003 was $12,783,483, which was an increase of $5,050,364, or 65% over fiscal 2002. Revenue from the communications deployment business segment for fiscal 2003 was $206,637.

     NetView began its operations in the first quarter of 2002. The increase in revenue was a result of a full twelve months of sales by NetView during the 2003 period, as well as an increase in the number of customers and orders that NetView procured during the period and the contribution by the consulting services and communications deployment business segments, which were not present in fiscal 2002. During fiscal 2003, the Company's primary consulting employee resigned. The Company has worked to retain additional consultants, but if it is unable to do so, its consulting services revenues may decline in future periods.

     Of the revenue generated for the period ended December 31, 2003, three customers provided in excess of 10% of the Company's revenue. The loss of any of these customers may have an adverse financial effect on the Company.

     Cost of sales. Total cost of sales for the year ended December 31, 2003 was $11,464,755, an increase of $4,707,658, or 70%, over the 2002 period of $6,757,097. For the network and storage solutions business segment, cost of sales is comprised primarily of the costs associated with acquiring hardware and software to fill customer orders. For the consulting services business segment, cost of sales consists primarily of full-time personnel and contract employee costs associated with projects the Company provides to its clients for a fee. For the communications deployment business segment, cost of sales consists primarily of materials and personnel to build the customer infrastructure. The primary component of the increase in cost of sales was the cost of procuring hardware and software to fill an expanded number of customer orders. This amounted to $10,994,036 for fiscal 2003. The Company anticipates that cost of sales will increase as revenue increases.

     Gross profit. Total gross profit increased from $976,022 for the year ended December 31, 2002, to $2,133,735 for the year ended December 31, 2003. The increase in gross profit was a result of an increase in revenue from all business segments. Total gross profit as a percentage of revenue increased from 13% for fiscal 2002 to 16% for fiscal 2003. The primary reason for the increase was a result of higher profit margin projects provided by the consulting services and communications deployment business segments.

     Operating expenses. Total operating expenses for the year ended December 31, 2003, were $3,171,553, an increase of $2,405,855, or 314%, over fiscal 2002 of $765,698. The Company added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders and has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to full-time employees. The net effect was an increase in payroll and related costs of $1,164,933. Professional services, which is comprised of legal, accounting and consulting fees, increased from $114,409 for 2002 to $526,664 for fiscal 2003. Of this 2003 amount, $93,500 was invoiced to the Company as consulting fees from two officers of the Company. The Company does not anticipate incurring such fees from the officers in the future. Other increases attributable to fiscal 2003 were increased legal and accounting fees arising from the merger of NetView into eLinear and the acquisition of NewBridge.

     Office administration expenses increased from $136,672 for the 2002 period to $175,159 for fiscal 2003. The Company increased its amount of office space under lease during fiscal 2003 and due to an increase in personnel incurred additional office administration expenses. Other expenses increased from $125,976 for fiscal 2002 to $905,009 for fiscal 2003. The primary reason for the increase was due to an increase in fees paid for advertising to public relations firms and non-cash compensation expenses attributable to stock and stock option issuances. The Company is continuing to identify areas whereby it may reduce its overhead expenses during fiscal 2004.

     Net Loss. The net loss for the year ended December 31, 2003 was $1,022,161, or $0.07 per share basic and diluted, compared to net income of $199,394, or $0.02 per share basic and diluted, for fiscal 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash used in operating activities for the year ended December 31, 2003, was $1,106,769 compared to net cash provided by operating activities of $241,253 for fiscal 2002. This was a reduction of $1,348,022 over the prior year. The primary components of net cash used in operating activities for fiscal 2003 were a net loss of $1,022,161 and increases in accounts receivable, inventory and other assets, and decreases in accounts payable, and payable to officers, which were partially offset by increases in accrued liabilities and non-cash charges totaling $805,992. Cash used by investing activities decreased from $46,527 for fiscal 2002 to $19,143 for fiscal 2003. Cash provided by financing activities increased from $120,894 for fiscal 2002 to $554,483 for fiscal 2003. This increase was attributable to sales of common stock and through the exercises of stock options.

     Capital Resources. The Company has funded its operations through the sale of common stock, the exercise of stock options, short-term borrowings from two of its officers and lines of credit. From September 2 to December 13, 2003, the Company sold shares of its common stock in a private placement for aggregate net proceeds of $838,255. During the year ended December 31, 2003, the Company received $745,443 through the exercise of options. NetView has funded its operations by way of loans from Messrs. Allen and Casey. At December 31, 2003, the amount due these individuals was $215,703. These notes were subsequently repaid during January 2004. NetView has funded its purchases of network and storage solutions products primarily through vendor provided financing arrangements. In March 2003, NetView obtained a $1 million line of credit to fund purchases of network and storage solutions product for delivery to customers. Under the terms of the agreement, NetView has 45 days to pay for product financed by Textron at no interest. After 45 days, NetView must pay interest to Textron at the annual rate of prime plus six percent (6%). This is secured by essentially all of the Company's and NetView's assets, as well as by personal guarantees delivered by two of the Company's officers and their wives.

     Liquidity. As of December 31, 2003, the Company had cash balances in non-restricted accounts of $554,483 and positive working capital of $925,574. In January 2004, the Company entered into a securities purchase agreement with several accredited investors and raised gross proceeds of $2,533,850. In February 2004, the Company entered into another securities purchase agreement with several accredited investors and raised gross proceeds of $2,460,000. Both of these agreements include warrants, which if exercised will bring in an additional $6,992,156.

     Management believes it now has sufficient capital to implement its business plan and to seek out acquisitions in order to more quickly grow its business. Management believes it will begin to generate positive cash flow from operations during fiscal 2004 and believes that sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. If expenses are in excess of management's estimates or if revenues decline, the Company may need to obtain additional financing to fund operations. If the Company is required to obtain additional financing it will be required to do so on a best efforts basis, as it currently has no commitments for such financing.

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

ITEM  7.  FINANCIAL  STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To  the  Board  of  Directors  of
  eLinear,  Inc.
  Houston,  Texas

We have audited the accompanying balance sheet of eLinear, Inc., as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of eLinear's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eLinear, Inc. as of December 31, 2003, and the results of its operations and cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Malone  &  Bailey,  PLLC
www.malone-bailey.com
Houston,  Texas

January  22,  2004

                          INDEPENDENT AUDITORS' REPORT

To  the  Stockholders
NetView  Technologies,  Inc.
Houston,  Texas

We have audited the accompanying statement of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2002 of NetView Technologies, Inc. (the Company) (an S Corporation). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the Unites States of America.

In April 2003, certain stockholders of the Company received common stock in connection with the merger with eLinear, Inc., as discussed in notes 3 and 7 to the financial statements. eLinear, Inc. retroactively applied the recapitalization in the accompanying statement of stockholders' equity to reflect the common stock outstanding giving effect to the merger. We did not audit this transaction, and accordingly, did not express an opinion on this transaction.


Gerald  R.  Hendricks  &  Company,  P.C.

Westminster,  Colorado
March  31,  2003

                                       ELINEAR, INC.
                                     AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                     DECEMBER 31, 2003

                                    ASSETS
Current assets:
 Cash                                                                         $   554,483
 Accounts receivable, net of allowance of $69,289 and $54,000 at
   December 31, 2003 and 2002, respectively                                     1,637,217
 Inventory                                                                        190,555
 Other current assets                                                              45,708
                                                                              ------------
     Total current assets                                                       2,427,963
                                                                              ------------

Property and equipment, net                                                        43,662
Goodwill                                                                        1,647,522
Deposits                                                                           15,049
                                                                              ------------
Total assets                                                                  $ 4,134,196
                                                                              ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable, trade                                                      $ 1,101,603
 Payable to officers                                                               36,336
 Accrued liabilities                                                              148,747
 Notes payable, shareholders                                                      215,703
                                                                              ------------
     Total current liabilities                                                  1,502,389
                                                                              ------------
Commitments and contingencies
Shareholders' equity (deficit):
 Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued            --
 Common stock, $.02 par value, 100,000,000 shares authorized,
   17,020,754 and 12,961,979 shares issued and outstanding at
   December 31, 2003 and 2002, respectively                                       340,415
 Additional paid-in capital                                                     3,687,131
 Accumulated deficit                                                           (1,395,739)
                                                                              ------------
     Total shareholders' equity (deficit)                                       2,631,807
                                                                              ------------
Total liabilities and shareholders' equity (deficit)                          $ 4,134,196
                                                                              ============

See  accompanying  notes  to  consolidated  financial  statements.

                                   ELINEAR, INC.
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                            2003          2002
                                                        --------------------------
Revenue                                                 $13,598,490   $ 7,733,119
Cost of sales                                            11,464,755     6,757,097
                                                        --------------------------
 Gross profit                                             2,133,735       976,022
                                                        --------------------------

Operating expenses:
 Selling, general and administrative expenses:
 Payroll and related expenses                             1,544,431       379,498
 Office administration                                      175,159       136,672
 Professional services                                      526,664       114,409
 Other                                                      905,009       125,976
                                                        --------------------------
 Total selling, general and administrative                3,151,263       756,555
 Depreciation                                                20,290         9,143
                                                        --------------------------
   Total operating expenses                               3,171,553       765,698
                                                        --------------------------

Income (loss) from operations                            (1,037,818)      210,324
                                                        --------------------------

Other income (expense):
 Interest, net                                              (30,775)      (10,930)
 Other income                                                46,432            --
                                                        --------------------------
   Total other income (expense)                              15,657       (10,930)
                                                        --------------------------

Income (loss) before pro forma net income tax expense    (1,022,161)      199,394
Pro forma income tax expense                                     --      (106,554)
                                                        --------------------------
Pro forma net income (loss)                             $(1,022,161)  $    92,840
                                                        ==========================

Net income (loss) per share:
 Basic and diluted                                      $     (0.07)  $      0.01
                                                        ==========================

Weighted average number of common shares outstanding:
 Basic and diluted                                       14,382,140    12,961,979
                                                        ==========================

See  accompanying  notes  to  consolidated  financial  statements.

                                                ELINEAR, INC.
                                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                Common Stock     Additional                     Total
                                           --------------------   Paid-in    Accumulated    Shareholders'
                                             Shares     Amount    Capital      Deficit     Equity (Deficit)
                                           -----------------------------------------------------------------
Balances, January 1, 2002                          --  $     --  $       --  $        --   $             --
Stock issued to founders for cash          12,961,979   259,240          --     (572,972)          (313,732)
Net income                                         --        --          --      199,394            199,394
                                           -----------------------------------------------------------------
Balances December 31, 2002                 12,961,979   259,240          --     (373,578)          (114,338)
Stock issued in reverse acquisition         1,043,761    20,875     429,843           --            450,718
Stock issued for cancellation of warrants     134,750     2,695      51,205           --             53,900
Exercise of stock options                     573,700    11,474     733,969           --            745,443
Issuance of stock options for
 forgiveness of debt                               --        --      13,188           --             13,188
Stock issued for services                     126,000     2,520     340,789           --            343,309
Stock options issued for services                  --        --     114,493           --            114,493
Stock issued for cash, net of costs         1,330,564    26,611     811,644           --            838,255
Stock options issued for acquisition               --        --     274,000           --            274,000
Stock issued for acquisition                  850,000    17,000     918,000           --            935,000
Net loss                                           --        --          --   (1,022,161)        (1,022,161)
                                           -----------------------------------------------------------------
Balances, December 31, 2003                17,020,754  $340,415  $3,687,131  $(1,395,739)  $      2,631,807
                                           =================================================================

See  accompanying  notes  to  consolidated  financial  statements.

                                        ELINEAR, INC.
                                       AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                       2003          2002
                                                                   --------------------------
Cash flows provided by (used in) operating activities:
 Net income (loss)                                                 $(1,022,161)  $   199,394
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation                                                         20,290         9,143
   Stock and stock option based compensation                           511,702            --
   Bad debt expense                                                         --        54,000
     Changes in assets and liabilities:
     Accounts receivable                                              (311,486)   (1,616,653)
     Inventory                                                        (173,608)      (16,947)
     Other current assets                                              (45,708)           --
     Accounts payable                                                 (115,517)    1,456,952
     Payable to officers                                                     ()       64,000
     Accrued liabilities                                                              91,364
                                                                   --------------------------
Net cash provided by (used in) operating activities                 (1,106,769)      241,253
                                                                   --------------------------

Cash flows from investing activities:
 Purchase of property and equipment                                     (9,886)      (40,735)
 Deposits                                                               (9,257)       (5,792)
                                                                   --------------------------
Net cash used in investing activities                                  (19,143)      (46,527)
                                                                   --------------------------

Cash flows from financing activities:
 Proceeds from notes payable due to officers                           161,262       357,000
 Repayment on notes payable due to officers                           (185,459)     (117,100)
 Proceeds from exercise of stock options                               745,443            --
 Proceeds from sale of common stock                                    838,255         1,000
 Distribution to S Corporation shareholders                                 --      (314,732)
                                                                   --------------------------
Net cash provided by (used in) financing activities                  1,559,501       (73,832)
                                                                   --------------------------
Net increase in cash                                                   433,589       120,894
Cash and cash equivalents, beginning of year                           120,894            --
                                                                   --------------------------
Cash and cash equivalents, end of year                             $   554,483   $   120,894
                                                                   ==========================

Non-cash transactions:
 Issuance of stock in reverse acquisition                          $   451,920   $        --
                                                                   ==========================
 Issuance of stock for acquisition                                 $ 1,209,000   $        --
                                                                   ==========================
 Issuance of options for forgiveness of debt                       $    13,188   $        --
                                                                   ==========================

See accompanying notes to consolidated financial statements.

                                  ELINEAR, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note  1.     Organization  and  Nature  of  Business

     On April 15, 2003, eLinear, Inc. issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView Technologies, Inc. ("NetView"). After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. (See Note 3.)

     eLinear, Inc. is a technology consulting services firm providing strategic consulting solutions, creative web site design, web site content management software, and technical project management and development services to companies seeking to increase productivity or reduce costs through investing in technology. The Company's current customers are based in the United States.

     NetView was incorporated in the State of Texas in December 2001 as an S-Corporation and commenced operations on January 1, 2002. NetView is an information technology solutions company that provides its customers with network and storage solutions infrastructure and related services. NetView's focus is on creating recurring revenue streams from a diverse client base. NetView markets its products and services through its own direct sales and marketing team, direct mail and trade shows. NetView sells to entities throughout the United States; however, a majority of its revenue is earned from sales in the State of Texas.

     On July 31, 2003, eLinear completed the acquisition of all the issued and outstanding shares of NewBridge Technologies, Inc. (formerly MMGD, Inc.). (See
Note 3.) NewBridge Technologies, Inc. ("NewBridge") is a digital provider of voice, data, video and security services to residential and commercial developments. These services are over a fiber or wireless infrastructure. NewBridge markets its services through its own sales force and the majority of its revenue is earned in Texas.

     Hereinafter, all references to eLinear include the operations and financial condition of NetView for the two years ended December 31, 2003, and the operations of eLinear consolidated with NetView since April 15, 2003 and with NewBridge consolidated since July 31, 2003 (see Note 3).

Note  2.     Summary  of  Significant  Accounting  Policies

a)     Consolidation

       As of December 31, 2003, eLinear had three wholly owned subsidiaries, eLinear Corporation, NetView Technologies, Inc. and NewBridge Technologies, Inc. All material inter-company balances and inter-company transactions have been eliminated.

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

g)     Comprehensive  Income  (Loss)

       Comprehensive income is defined as all changes in shareholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for the year ended December 31, 2003 and the Company's comprehensive income was equal to its net income for the year ended December 31, 2002.

h)     Revenue  Recognition

       Product fulfillment revenue is recognized when products are shipped to the customer. Consulting services revenue from time and material service contracts is recognized as the services are provided. Communications deployment revenue from fixed price contracts is recognized over the contract term based on the percentage of cost during the period compared to the total estimated cost to be provided over the entire contract. Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. At December 31, 2003, there were no significant contracts in progress.

       The Company performs ongoing credit evaluations of its customer's financial condition and maintains reserves for potential credit losses based upon the expected collectability of total accounts receivable. To date, losses resulting from uncollectible receivables have not exceeded management's expectations.

i)     Earnings  (Loss)  Per  Share

       The Company computes net income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic net loss per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's convertible preferred stock.

       During the year ended December 31, 2003, options to purchase 1,990,183 shares of common stock and warrants to purchase 26,611 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive. During the years ended December 31, 2003 and 2002 there was no convertible preferred stock outstanding.

j)     Stock-Based  Compensation

       The Company accounts for compensation costs associated with stock options and warrants issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. (See Note 7, "Common Stock, Stock Options and Warrants"). Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates. eLinear recognized compensation expense totaling $62,000 in 2003 under the intrinsic value method for stock options issued to employees and $52,493 under the fair value method for options issued to consultants.

       Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 2003 and 2002, net loss would have been changed to the pro forma amount indicated below.

                                                    December 31, 2003   December 31, 2002
                                                   ---------------------------------------
Net income (loss):
 As reported                                       $       (1,022,161)  $          199,394
 Stock based compensation under fair value method            (103,768)                  --
                                                   ---------------------------------------
 Pro forma                                         $        (1125,929)  $          199,394
                                                   =======================================

Net income (loss) per share - basic and diluted:
 As reported                                       $            (0.07)  $             0.01
 Stock based compensation under fair value method               (0.01)                  --
                                                   ---------------------------------------
 Pro forma                                         $            (0.08)  $             0.01
                                                   =======================================

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 3.5%; volatility of 206% for 2003 and 2002 with no assumed dividend yield; and expected lives of six months.

k)     Fair  Value  of  Financial  Instruments

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

l)     New  Accounting  Pronouncements

       eLinear does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Reclassifications

       Certain amounts as previously presented in the 2002 financial statements have been reclassified to conform to the current year presentation.

Note  3.     Acquisitions

     On April 15, 2003, eLinear, Inc. issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView Technologies, Inc. ("NetView"). After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. For accounting purposes, the outstanding shares of eLinear immediately prior to the acquisition was accounted for as the consideration paid by NetView for the acquisition of eLinear and was valued $450,718 using the stock price on such date. The excess purchase price over the fair value of net tangible assets was $451,920, all of which was allocated to goodwill. NetView's historical financial statements replace eLinear's in the accompanying financial statements.

     On July 31, 2003, eLinear completed the acquisition of all the issued and outstanding shares of NewBridge Technologies, Inc. (formerly MMGD, Inc.). Pursuant to the transaction, eLinear issued 850,000 shares of its common stock valued at $935,000, using an average price for a period of thirty days subsequent to the date of the merger, and options to purchase 300,000 shares of common stock valued at $274,000 using Black-Scholes to the shareholders of NewBridge. As of the effective date NewBridge became a wholly owned subsidiary of eLinear. The acquisition was accounted for using the purchase method of accounting resulting in an excess purchase price over the fair value of net tangible assets totaling $1,195,602, all of which was allocated to goodwill

     The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition dates.

                             eLinear     NewBridge     Total
                            ----------  ----------------------
Current assets              $  110,467  $  126,455  $  236,922
Property and equipment          11,392      11,082      22,474
Goodwill                       451,920   1,195,602   1,647,522
                            ----------  ----------  ----------
  Total assets acquired        573,779   1,333,139   1,906,918
                            ----------  ----------  ----------

Current liabilities            123,061     124,139     247,200
                            ----------  ----------  ----------
  Net assets acquired       $  450,718  $1,209,000  $1,659,718
                            ==========  ==========  ==========

     The consolidated statement of operations in the accompanying financial statements for the year ended December 31, 2003 includes the operations of eLinear from April 15, 2003 through December 31, 2003 and NewBridge from July 31, 2003 through December 31, 2003. The following are pro forma condensed statements of operations for the years ended December 31, 2003 and 2002, as though the acquisitions had occurred on January 1, 2002.

                                              Twelve Months Ended
                                                  December 31,
                                              2003            2002
                                        ---------------  --------------
Revenue                                 $   14,143,618   $   9,120,099
Net loss                                $   (1,093,213)  $    (264,814)
Net loss per share - basic and diluted  $        (0.08)  $       (0.02)

Note  4.     Property  and  Equipment

     Property and equipment consist of the following at December 31, 2003 and 2002:

                            Estimated Lives    2003       2002
                            ---------------  -------------------
Automobile                      5 years      $ 12,806   $12,806
                                             -------------------
Computer equipment              3 years        72,411    16,752
Furniture and equipment         7 years        20,159    11,177
                                             -------------------
                                              105,376    40,735
Accumulated depreciation                      (61,714)   (9,143)
                                             -------------------
Net property and equipment                   $ 43,662   $31,592
                                             ===================

Note  5.     Commitments  and  Contingent  Liabilities

     The Company's executive and administrative offices are located at 7240 Brittmoore, Suite 118, Houston, Texas 77041, which facilities are leased by the Company. The Company's lease on these premises covers approximately 8,100 square feet and expires on October 31, 2004. The Company is required to make monthly payments of $5,103 per month.

     The Company has subleased its previous office space located at 8800 Jameel Road, Suite 170, Houston, Texas 77040, for $1,800 per month which substantially offsets the $1,900 per month obligation to the Company. This lease expires October 2004. eLinear's lease expires in 2004 with future minimum rent totaling approximately $70,000.

Note  6.     Credit  Facilities

     On March 25, 2003, NetView entered into a financing agreement with Textron Financial ("Textron") whereby Textron will finance up to $1 million of inventory purchases. Advances under the agreement are paid directly from the financing company to the supplier. The agreement calls for interest at prime rate, as quoted in the Wall Street Journal, plus six percent (6%) and is secured by essentially all the assets of the Company and NetView and the personal guarantees of two officers and their wives. The agreement requires NetView to maintain certain financial ratios. NetView was in compliance with these covenants as of December 31, 2003.

     The balance outstanding at December 31, 2003 was $775,982 and is included in trade accounts payable in the accompanying balance sheet.

Note  7.     Common  Stock

     On April 15, 2003, eLinear, Inc. issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView Technologies, Inc. ("NetView"). After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. eLinear retroactively applied the recapitalization in the accompanying statement of stockholders equity to reflect the common stock outstanding (see note 3). The 1,043,761 shares of common stock retained by the eLinear shareholders is reflected as being issued in 2003.

     During 2003, certain warrant holders agreed to terminate their warrant agreements and were issued 134,750 shares of restricted common stock valued at $0.40 per share. In exchange for the issuance of these shares, the warrant holders agreed to forgo their rights to register these shares. eLinear recorded $53,900 of expense related to the terminated warrants.

     eLinear issued 573,700 shares of common stock for options exercised during 2003 resulting in proceeds totaling $745,443.

     eLinear issued 126,000 shares valued at $349,309 to third parties for consulting services during 2003. eLinear measured the transactions at the date of issuance at the quoted market price. There are no performance commitments or penalties for non-performance, therefore eLinear recorded the services at the date of issuance.

     eLinear sold 1,330,564 shares of common stock during 2003 and received proceeds totaling $838,255, net of offering costs totaling $119,621.

     eLinear issued 850,000 shares of common stock valued at $945,000 related to the acquisition of NewBridge. (See Note 3.)

Note  8.     Stock  Options  and  Warrants

     Stock  Option  Plans

     On March 31, 2000, the directors of the Company approved the 2000 Stock Option Plan (the "2000 Plan") under which up to 1,000,000 shares of the Company's common stock may be issued. The 2000 Plan was approved by the Company's shareholders at its annual shareholder meeting. Under the 2000 Plan, incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Awards under the 2000 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The term of the options granted under the 2000 Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date (incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the common stock's fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company's Board of Directors. Vesting rights will be fixed by the Company's
Board of Directors provided, however, that an outside director not have the right to exercise more than 50% of the shares granted until six months after the grant date. As of December 31, 2003, incentive stock options to purchase 23,100 shares exercisable at prices ranging from $0.32 to $0.45 per share that vest immediately to over a two-year period were outstanding. As of December 31, 2003, non-qualified stock options to purchase 93,750 shares exercisable at prices ranging from $1.30 to $39.38 per share that vest immediately to over a four-year period were outstanding. Of these amounts, 90,600 options were vested as of December 31, 2003.

     On April 15, 2003, the Company issued a total of 200,000 stock options at an exercise price of $0.50 per share immediately exercisable to two directors of the Company, one of which is no longer with the Company.

     On April 16, 2003, the Board of Directors adopted the 2003 Stock Option Plan (the "2003 Plan"), which allows for the issuance of up to 2,000,000 stock options to directors, executive officers, employees and consultants of the Company. The 2003 Plan was approved by the Company's shareholders at its annual shareholder meeting. Under the 2003 Plan, incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Awards under the 2003 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2003 Plan may be either incentive stock option qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The term of the options granted under the 2003 Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date (incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the common stock's fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company's Board of Directors. Vesting rights will be fixed by the Company's Board of Directors. As of December 31, 2003, incentive stock options to purchase 95,000 shares exercisable at prices ranging from $0.67 to $1.60 per share that vest immediately to over a two-year period were outstanding. As of December 31, 2003, non-qualified stock options to purchase 630,000 shares exercisable at $0.50 per share that vest immediately to over a three-year period were outstanding. Of these amounts, 413,333 options were vested as of December 31, 2003.

     Stock  option  activity  during  the  periods  indicated  is  as  follows:



                                                    Weighted
                                     Number of       Average
                                       Shares    Exercise Price
                                     ---------------------------
Outstanding, January 1, 2002         1,474,083   $          5.11
                                     ---------------------------
 Granted                               191,000              2.28
 Exercised                             (29,500)             1.57
 Forfeited                            (448,500)             3.58
 Expired                                    --                --
Outstanding, December 31, 2002       1,187,083              5.44
                                     ---------------------------
 Granted                             1,376,800              0.73
 Exercised                            (573,700)             1.31
 Forfeited                                  --                --
 Expired                                    --                --
Outstanding, December 31, 2003       1,990,183   $          3.38
                                     ---------------------------
Exercisable, December 31, 2003       1,652,266   $          3.91
                                     ===========================

     At December 31, 2003, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.32 to $39.38 and 7.8 years, respectively. The weighted average grant date fair value of the options issued in 2003 and 2002 amounted to $1.72 and $2.28, respectively.

     Common  Stock  Warrants

     Effective April 15, 2003, certain warrant holders agreed to terminate outstanding warrant agreements and were issued 134,750 shares of common stock valued at $0.40 per share. In exchange for the issuance of these shares, the warrant holders agreed to forgo their rights to register these shares.

Note  9.     Related  Party  Transactions

     Notes payable and accrued liabilities due to officers of the Company consist of the following:

                                                                  December 31,
                                                               ------------------
                                                                 2003      2002
                                                               ------------------
Note payable to an officer with interest at 7% per annum and principal and interest due July 1, 2004, without collateral.  $ 79,579  $ 89,000

Note payable to an officer with interest at 7% per annum and
 principal and interest due July 1, 2004, without collateral.   134,400   150,900

Accrued liabilities due to officers                              36,336    64,000
                                                               ------------------
 Total                                                         $250,315  $303,900
                                                               ==================

     During  January  2004, the Company repaid the aforementioned notes payable.

     Mr. Ivins, a director of the Company, has an agreement with the Company whereby he earns $2,850 per month for services provided as a director and as a member of certain committees of the Board of Directors of the Company. Mr. Ivins is also paid $200 for each meeting of the Board of Directors that he attends in person. In addition to the foregoing, Mr. Ivins was granted 100,000 non-qualified stock options at an exercise price of $0.50 per share expiring March 31, 2008, and the extension of expiration dates of previously issued options to March 31, 2008 and December 29, 2010. During the twelve months ended December 31, 2003, Mr. Ivins earned approximately $20,115 pursuant to this agreement. The original termination date of this agreement was January 15, 2004, but was extended by the Board of Directors to July 15, 2004.

Note  10.     Industry  Segments

     The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). At December 31, 2003, the Company's three business units, NetView, NewBridge and eLinear, have separate management teams and infrastructures that offer different products and services;.

                      FOR THE YEAR ENDED DECEMBER 31, 2003

Dollars ($)             eLinear    NetView    NewBridge  Consolidated
                       ----------------------------------------------
Revenue                  608,370  12,783,483    206,637    13,598,490
Segment loss             717,565     216,203     88,293     1,022,061
Total assets           1,071,083   1,695,284  1,367,829     4,134,196
Capital expenditures          --       9,886         --         9,886
Depreciation               2,686      15,568      2,036        20,290

                      FOR THE YEAR ENDED DECEMBER 31, 2002

Dollars ($)             eLinear    NetView    NewBridge  Consolidated
                       ----------------------------------------------
Revenue                       --  7,733,119          --     7,733,119
Segment profit                --    199,394          --       199,394
Total assets                  --  1,737,878          --     1,737,878
Capital expenditures          --     40,735          --            --
Depreciation                  --      9,143          --         9,143

     The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Note  11.     Income  Taxes

     eLinear has incurred net losses since the merger with NetView (See Note 3) and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased by approximately $170,000. The cumulative operating loss carry-forward is approximately $500,000 at December 31, 2003, and will expire in 2023.

     Deferred  income  taxes  consist  of  the  following  at December 31, 2003:

                                December 31,
                           ----------------------
                              2003        2002
                           ----------------------
Deferred tax assets        $ 170,000   $       --
Valuation allowance         (170,000)          --
                           ----------------------
                           $      --   $       --
                           ======================

     NetView was an S-Corporation in 2002 and upon the completion of the merger with eLinear (See Note 3), NetView terminated its S-Corporation status for income tax purposes. The pro forma income tax expense shown in the accompanying financial statements indicates the results as if the Company applied the current policy for income taxes.

Note  12.     Litigation

     eLinear is subject to legal proceedings and claims which have arisen in the ordinary course of its business. Management has determined these actions will not have a material effect on results of operations or the financial condition of the Company.


Note  13.     Significant  Concentration

     Three customers accounted for approximately 21%, 14% and 10% of sales for the year ended December 31, 2003. No other customers represented more than 10% of sales of the Company for the year ended December 31, 2003. The Company had two customers, each which had in excess of 10% of the Company's accounts receivable balance at December 31, 2003. These two customers 30% and 15%, respectively, of the Company's accounts receivable balance

Note  14.     Subsequent  Events

Securities  Purchase  Agreements  -  Funding

     The Company entered into a Securities Purchase Agreement dated February 4, 2004 with several accredited investors pursuant to which eLinear agreed to sell, and the investors agreed to purchase, an aggregate of 1,230,000 shares of the Company's common stock at a price of $2.00 per share, together with five-year warrants to purchase an aggregate of 615,000 shares of common stock at an exercise price of $3.00 per share (the "Class A Warrants"), and warrants to purchase 615,000 shares of common stock at an exercise price of $2.50 per share expiring on the earlier of two years from the closing date or one year from the date a registration statement registering the resale of the shares underlying the warrants and the shares becomes effective the "Class B Warrants" for an aggregate purchase price of $2,460,000, in a private placement transaction.

     All of the warrants are exercisable immediately. Subject to certain exceptions, in the event that on or before the date on which the warrants are exercised, the Company issues or sells, or is deemed to have issued or sold in accordance with the terms of the warrants, any shares of common stock for consideration per share less than the exercise price of the warrants as then in effect, then the exercise price of the warrants will be adjusted in accordance with a weighted average formula contained in the warrants.

     The Company entered into a Securities Purchase Agreement dated January 12, 2004 with several accredited investors pursuant to which eLinear agreed to sell, and the investors agreed to purchase, an aggregate of 1,964,225 shares of the Company's common stock at a price of $1.29 per share, together with five-year warrants to purchase an aggregate of 1,178,535 shares of common stock at an exercise price of $1.89 per share (the "Class A Warrants"), and warrants to purchase 1,090,145 shares of common stock at an exercise price of $1.55 per share expiring on the earlier of fourteen months from the closing date or eight months from the date a registration statement registering the resale of the shares underlying the warrants and the shares becomes effective the "Class B Warrants" for an aggregate purchase price of $2,533,850, in a private placement transaction.

     All of the warrants are exercisable immediately. Subject to certain exceptions, in the event that on or before the date on which the warrants are exercised, the Company issues or sells, or is deemed to have issued or sold in accordance with the terms of the warrants, any shares of common stock for consideration per share less than the exercise price of the warrants as then in effect, then the exercise price of the warrants will be adjusted to equal the consideration per share of common stock issued or sold or deemed to have been issued and sold in such dilutive issuance, provided that if such exercise price is adjusted to a $1.00 per share of common stock, any additional issuances shall only further reduce the exercise price of the warrants in accordance with a weighted average formula contained in the warrants.

     The Company has agreed to file a registration statement with the Securities and Exchange Commission within 45 days after the closing of both of the financings in order to register the resale of the shares and the shares of common stock issuable upon exercise of the warrants. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 120th day after the respective closing dates, if the Company fails to respond to comments made by the SEC within 10 days, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay the investors 1.5% of the aggregate purchase price for the first month of such event, and if such event continues to occur, 2.0% of the purchase price per month thereafter.

Notes  Payable,  Shareholders

     During January 2004, the Company repaid $215,703 principal amount of two promissory notes due to two officers of the Company.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 2, 2003, the Board of Directors of the Company received and accepted the resignation of Gerald R. Hendricks & Company, P.C. as the Company's independent public accountants. The Company retained the services of Malone & Bailey, PLLC as independent public accountants to audit the Company's consolidated financial statements for the year ending December 31, 2003. The Company filed a Form 8-K on September 8, 2003, which was amended on September 22, 2003 reporting this event.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

     In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEMS  9,  10,  11,  AND  12

     These items have been omitted in accordance with the general instructions to Form 10-KSB. The information required by these items will be included in the Company's definitive proxy or information statement to be filed no later than April 29, 2004, and are incorporated by reference in this annual report.

     The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees.

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

10.1 Employment Agreement with Kevan M. Casey (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.2 Employment Agreement with Tommy Allen (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.3 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000)
10.4 Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001)
10.5 Amended and Restated 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated January 14, 2003)
10.6 Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.7 Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.8 Securities Purchase Agreement dated as of January 12, 2004 between eLinear, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, dated January 28, 2004)
10.9 Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8- K, dated January 28, 2004)
10.10 Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.3 to Registrant's Form 8- K, dated January 28, 2004)
10.11 Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K, dated January 28, 2004)
10.12          Employment  Agreement  with  Ramzi  Milad  Nassar
10.13 Securities Purchase Agreement dated as of February 4, 2004 between eLinear, Inc. and the Investors named therein
10.14 Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004
10.15 Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 Registration Rights Agreement issued to each of the Investors in the Securities Purchase
10.16          Agreements  dated  as  of  February  4,  2004
14.1           Code  of  Ethics
21.1           Subsidiaries  of Registrant (incorporated by reference to Exhibit
               21.1 to Registrant's Form 10- QSB filed with the Commission on December 19, 2003)
23.1           Consent  of  Gerald  R.  Hendricks  &  Company,  P.C.
23.2           Consent  of  Malone  &  Bailey,  PLLC
31.1           Certification  of  Kevan  M.  Casey
32.1           Certification  for  Sarbanes-Oxley  Act  of  Kevan  M.  Casey

(b)     Reports  on  Form  8-K.

          Registrant filed a report on Form 8-K on November 20, 2003, disclosing events pursuant to Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition) of Form 8-K. As part of Exhibit 99.1 to such report, the Company released condensed financial statements for the three and nine-month periods ended September 30, 2003 and 2002.

          Registrant filed a report on Form 8-K on December 19, 2003, disclosing events pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits). Included within the report were audited financial statements of NewBridge Technologies, Inc. which was acquired by the Company effective August 1, 2003 and unaudited pro forma condensed consolidated financial statements.

          Registrant filed a report on form 8-K on January 28, 2004, disclosing events pursuant to Item 5 (Other Events). Included within the report were a Securities Purchase Agreement and exhibits for the sale of 1,964,225 shares of eLinear's common stock for an aggregate purchase price of $2,533,850, including warrants to purchase additional common stock. As part of Exhibit
     99.1 to such report, the Company announced a $2.5 million private placement.

          Registrant filed a report on Form 8-K on February 11, 2004, disclosing events pursuant to Item 12 (Results of Operations and Financial Condition) of Form 8-K. As part of Exhibit 99.1 to such report, the Company released condensed statements of operations and pro forma condensed statements of operations for the years ended December 31, 2003 and 2002.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     This item has been omitted in accordance with the general instructions to Form 10-KSB. The information required will be included in the Company's definitive proxy or information statement to be filed no later than April 29, 2004, and is incorporated by reference in this annual report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                       ELINEAR,  INC.

                                       By:  /s/  Kevan  Casey
                                            -----------------
                                       Kevan  Casey,  Chief  Executive  Officer

                                       Date:  February  13,  2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title               Date
---------                     -----               ----


/s/  Kevan  Casey        Chief  Executive  Officer,          February 13, 2004
-----------------        Chairman  of  the  Board  and
Kevan  Casey             Principal  Accounting  Officer

/s/  Tommy Allen         President and Director              February 13, 2004
----------------
Tommy  Allen


/s/  J. Leonard Ivins    Secretary and Director              February 13, 2004
---------------------
J.  Leonard  Ivins


/s/  Carl  A.  Chase     Director                            February 13, 2004
--------------------
Carl  A.  Chase

                                INDEX TO EXHIBITS
Exhibit No.    Description
-----------    -----------

2.1 Agreement and Plan of Merger, dated October 11, 1999, between Registrant, eLinear Corporation and Imagenuity, Inc. (incorporated by reference to Exhibit A-1 to Registrant's Current Report on Form 8-K, dated October 25, 1999)
2.2 Agreement and Plan of Merger, dated April 15, 2003, between Registrant, NetView Acquisition Corp. and NetView Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Annual Report on form 10-KSB, dated April 15, 2002)
3.1 Articles of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
3.2 Bylaws of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
3.3 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-QSB for the period ended June 30, 2000)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
10.1 Employment Agreement with Kevan M. Casey (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.2 Employment Agreement with Tommy Allen (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.3 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000)
10.4 Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001)
10.5 Amended and Restated 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated January 14, 2003)
10.6 Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.7 Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.8 Securities Purchase Agreement dated as of January 12, 2004 between eLinear, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, dated January 28, 2004)
10.9 Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8- K, dated January 28, 2004)
10.10 Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.3 to Registrant's Form 8- K, dated January 28, 2004)
10.11 Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K, dated January 28, 2004)
10.12          Employment  Agreement  with  Ramzi  Milad  Nassar
10.13 Securities Purchase Agreement dated as of February 4, 2004 between eLinear, Inc. and the Investors named therein
10.14 Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004

10.15 Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 Registration Rights Agreement issued to each of the Investors in the Securities Purchase
10.16          Agreements  dated  as  of  February  4,  2004
14.1           Code  of  Ethics
21.1           Subsidiaries  of Registrant (incorporated by reference to Exhibit
               21.1 to Registrant's Form 10- QSB filed with the Commission on December 19, 2003)
23.1           Consent  of  Gerald  R.  Hendricks  &  Company,  P.C.
23.2           Consent  of  Malone  &  Bailey,  PLLC
31.1           Certification  of  Kevan  M.  Casey
32.1           Certification  for  Sarbanes-Oxley  Act  of  Kevan  M.  Casey