Form 10KSB/A
period 2003-12-31
ELINEAR INC
filed 2004-02-24
CIK 1001903

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

     Transitional  Small  Business Disclosure Format (Check One): Yes [ ] No [X]

                                       ELINEAR, INC.

                                    INDEX TO FORM 10-KSB
                                     DECEMBER 31, 2003

                                                                                   PAGE NO.
                                                                                   --------
PART I    Item 1.   Description of Business                                               3
          Item 2.   Description of Property                                               6
          Item 3.   Legal Proceedings                                                     7
          Item 4.   Submission of Matters to a Vote of Security Holders                   7

PART II   Item 5.   Market for Common Equity and Related Stockholder Matters              8
          Item 6.   Management's Discussion and Analysis and Results of
                         Operations and Financial Condition                               9
          Item 7.   Financial Statements                                                 14
          Item 8.   Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                             32
          Item 8A.  Controls and Procedures                                              32

PART III  Item 9.   Directors, Executive Officers, Promoters and Control Persons,
                         Compliance with Section 16(a) of the Exchange Act               32
          Item 10.  Executive Compensation                                               32
          Item 11.  Security Ownership of Certain Beneficial Owners and
                         Management                                                      32
          Item 12.  Certain Relationships and Related Party Transactions                 32
          Item 13.  Exhibits and Reports on Form 8-K                                     32
          Item 14.  Principal Accountant Fees and Services                               35

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

     On April 15, 2003, eLinear issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView Technologies, Inc. ("NetView"). After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. For accounting purposes, the shares issued to eLinear's stockholders were accounted for as the consideration paid by NetView for the acquisition of eLinear and was valued using the stock price on the date issued. The purchase allocation resulted in goodwill of $451,920. NetView's historical financial statements replace eLinear's in the accompanying financial statements.

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

Product  Fulfillment  and  Network  and  Storage  Solutions

     NetView Technologies, Inc. is a proven supplier of IT product fulfillment and network and storage solutions. NetView is classified as a value-added reseller ("VAR") and has various retail agreements and certifications with such companies as Hewlett Packard, Cisco and IBM. Typically, NetView's customers are Fortune 2000 businesses and Small to Medium Business ("SMB") organizations of which NetView markets its products and services through its own direct sales and marketing team, direct mail and trade shows.

Communications  Deployment

     The Company entered the communications deployment market through its acquisition of NewBridge Technologies, Inc. on July 31, 2003. NewBridge provides structured cabling, cabling infrastructure design and implementation, security installation and monitoring and digital services of voice, data and video over fiber optic networks to its residential and commercial customers. NewBridge markets its products and services through its own direct sales and marketing team. Typical customers of NewBridge are government agencies, school districts and new construction residential sub-divisions.

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

CRITICAL  ACCOUNTING  POLICIES

     General

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company's financial statements (See Note 2 in Notes to Consolidated Financial Statements).

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

     In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of Financial Accounting Standards Board Statement No. 123." This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its operations and/or financial position.

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

     Net Loss. The net loss for the year ended December 31, 2003 was $1,022,161, or $0.07 per share basic and diluted, compared to net income before pro forma net income tax expense of $199,394, or $0.02 per share basic and diluted, for fiscal 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash used in operating activities for the year ended December 31, 2003, was $1,106,769 compared to net cash provided by operating activities of $241,253 for fiscal 2002. This was a reduction of $1,348,022 over the prior year. The primary components of net cash used in operating activities for fiscal 2003 were a net loss of $1,022,161 and increases in accounts receivable, inventory and other assets, and decreases in accounts payable, and payable to officers, which were partially offset by increases in accrued liabilities and non-cash charges totaling $88,719 and $531,992, respectively.. Cash used by investing activities decreased from $46,527 for fiscal 2002 to $19,143 for fiscal 2003. Cash provided by financing activities increased from a use of $73,832 for fiscal 2002 to $1,559,501 for fiscal 2003. This increase was primarily attributable to sales of common stock and through the exercise of stock options.

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

January 22, 2004, except for Note 14 dated February 9, 2004

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

                                       ELINEAR, INC.
                                     AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                     DECEMBER 31, 2003

                                    ASSETS
Current assets:
 Cash                                                                         $   554,483
 Accounts receivable, net of allowance of $69,289 and $54,000 at
   December 31, 2003 and 2002, respectively                                     1,637,217
 Inventory                                                                        190,555
 Other current assets                                                              45,708
                                                                              ------------
     Total current assets                                                       2,427,963
                                                                              ------------

Property and equipment, net                                                        43,662
Goodwill                                                                        1,647,522
Deposits                                                                           15,049
                                                                              ------------
Total assets                                                                  $ 4,134,196
                                                                              ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable, trade                                                      $ 1,101,603
 Payable to officers                                                               36,336
 Accrued liabilities                                                              148,747
 Notes payable, shareholders                                                      215,703
                                                                              ------------
     Total current liabilities                                                  1,502,389
                                                                              ------------
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued            --
 Common stock, $.02 par value, 100,000,000 shares authorized,
   17,020,754 shares issued and outstanding at
   December 31, 2003                                                              340,415
 Additional paid-in capital                                                     3,687,131
 Accumulated deficit                                                           (1,395,739)
                                                                              ------------
     Total shareholders' equity                                                 2,631,807
                                                                              ------------
Total liabilities and shareholders' equity                                    $ 4,134,196
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

                                        ELINEAR, INC.
                                       AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                       2003          2002
                                                                   --------------------------
Cash flows provided by (used in) operating activities:
 Net income (loss)                                                 $(1,022,161)  $   199,394
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation                                                         20,290         9,143
   Stock and stock option based compensation                           511,702            --
   Bad debt expense                                                         --        54,000
     Changes in assets and liabilities:
     Accounts receivable                                              (311,486)   (1,616,653)
     Inventory                                                        (173,608)      (16,947)
     Other current assets                                              (45,708)           --
     Accounts payable                                                 (115,517)    1,456,952
     Payable to officers                                               (59,000)       64,000
     Accrued liabilities                                                88,719        91,364
                                                                   --------------------------
Net cash provided by (used in) operating activities                 (1,106,769)      241,253
                                                                   --------------------------

Cash flows from investing activities:
 Purchase of property and equipment                                     (9,886)      (40,735)
 Deposits                                                               (9,257)       (5,792)
                                                                   --------------------------
Net cash used in investing activities                                  (19,143)      (46,527)
                                                                   --------------------------

Cash flows from financing activities:
 Proceeds from notes payable due to officers                           161,262       357,000
 Repayment on notes payable due to officers                           (185,459)     (117,100)
 Proceeds from exercise of stock options                               745,443            --
 Proceeds from sale of common stock                                    838,255         1,000
 Distribution to S Corporation shareholders                                 --      (314,732)
                                                                   --------------------------
Net cash provided by (used in) financing activities                  1,559,501       (73,832)
                                                                   --------------------------
Net increase in cash                                                   433,589       120,894
Cash and cash equivalents, beginning of year                           120,894            --
                                                                   --------------------------
Cash and cash equivalents, end of year                             $   554,483   $   120,894
                                                                   ==========================

Non-cash transactions:
 Issuance of stock in reverse acquisition                          $   450,718   $        --
                                                                   ==========================
 Issuance of stock for acquisition                                 $ 1,209,000   $        --
                                                                   ==========================
 Issuance of options for forgiveness of debt                       $    13,188   $        --
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

       The Company performs ongoing credit evaluations of its customers' financial condition and maintains reserves for potential credit losses based upon the expected collectability of total accounts receivable. To date, losses resulting from uncollectible receivables have not exceeded management's expectations.

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

j)     Stock-Based  Compensation

       The Company accounts for compensation costs associated with stock options and warrants issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. (See Note 8, "Stock Options and Warrants"). Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates. eLinear recognized compensation expense totaling $62,000 in 2003 under the intrinsic value method for stock options issued to employees and $52,493 under the fair value method for options issued to consultants.

       Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 2003, net loss and the Company's December 31, 2002, net income would have been changed to the pro forma amounts indicated below.

                                                    December 31, 2003   December 31, 2002
                                                   ---------------------------------------
Net income (loss):
 As reported                                       $       (1,022,161)  $          199,394
 Stock based compensation under fair value method            (103,768)                  --
                                                   ---------------------------------------
 Pro forma                                         $       (1,125,929)  $          199,394
                                                   =======================================

Net income (loss) per share - basic and diluted:
 As reported                                       $            (0.07)  $             0.01
 Stock based compensation under fair value method               (0.01)                  --
                                                   ---------------------------------------
 Pro forma                                         $            (0.08)  $             0.01
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

l)     New  Accounting  Pronouncements

       The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Reclassifications

       Certain amounts as previously presented in the 2002 financial statements have been reclassified to conform to the current year presentation.

Note  3.     Acquisitions

     On April 15, 2003, eLinear, Inc. issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView Technologies, Inc. ("NetView"). After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. For accounting purposes, the outstanding shares of eLinear immediately prior to the acquisition was accounted for as the consideration paid by NetView for the acquisition of eLinear and was valued at $450,718 using the stock price on such date. The excess purchase price over the fair value of net tangible assets was $451,920, all of which was allocated to goodwill. NetView's historical financial statements replace eLinear's in the accompanying financial statements.

     On July 31, 2003, eLinear completed the acquisition of all the issued and outstanding shares of NewBridge Technologies, Inc. (formerly MMGD, Inc.). Pursuant to the transaction, eLinear issued 850,000 shares of its common stock valued at $935,000, using an average price for a period of fifteen days prior to and subsequent to the date of the merger, and options to purchase 300,000 shares of common stock valued at $274,000 using Black-Scholes to the shareholders of NewBridge. As of the effective date NewBridge became a wholly owned subsidiary of eLinear. The acquisition was accounted for using the purchase method of accounting resulting in an excess purchase price over the fair value of net tangible assets was $1,195,602, all of which was allocated to goodwill.

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

     The Company has subleased its previous office space located at 8800 Jameel Road, Suite 170, Houston, Texas 77040, for $1,800 per month which substantially offsets the $1,900 per month obligation to the Company. This lease expires
October 31, 2004. Both of the Company's office leases expire on October 31, 2004 with future minimum rent totaling approximately $70,000.

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

     In connection with a private placement completed during December 2003, the Company issued warrants to purchase 26,611 shares of common stock with an exercise price of $0.70 per share.

Note  9.     Related  Party  Transactions

     Notes payable and accrued liabilities due to officers of the Company consist of the following:

                                                                  December 31,
                                                               ------------------
                                                                 2003      2002
                                                               ------------------
Note payable to an officer with interest at 7% per annum and principal and interest due July 1, 2004, without collateral.  $ 81,303  $ 89,000

Note payable to an officer with interest at 7% per annum and
 principal and interest due July 1, 2004, without collateral.   134,400   150,900

Accrued liabilities due to officers                              36,336    64,000
                                                               ------------------
 Total                                                         $252,039  $303,900
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

                      FOR THE YEAR ENDED DECEMBER 31, 2003

Dollars ($)             eLinear    NetView    NewBridge  Consolidated
                       ----------------------------------------------
Revenue                  608,370  12,783,483    206,637    13,598,490
Segment loss             717,565     216,303     88,293     1,022,161
Total assets           1,071,083   1,695,284  1,367,829     4,134,196
Capital expenditures          --       9,886         --         9,886
Depreciation               2,686      15,568      2,036        20,290


                      FOR THE YEAR ENDED DECEMBER 31, 2002

Dollars ($)             eLinear    NetView    NewBridge  Consolidated
                       ----------------------------------------------
Revenue                       --  7,733,119          --     7,733,119
Segment profit                --    199,394          --       199,394
Total assets                  --  1,737,878          --     1,737,878
Capital expenditures          --     40,735          --        40,735
Depreciation                  --      9,143          --         9,143

     The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Note  11.     Income  Taxes

     eLinear has incurred net losses since the merger with NetView (See Note 3.) and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased by approximately $170,000. The cumulative operating loss carry-forward is approximately $500,000 at December 31, 2003, and will expire in 2023.

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
                           ======================

     NetView was an S-Corporation in 2002 and upon the completion of the merger with eLinear (See Note 3.), NetView terminated its S-Corporation status for income tax purposes. The pro forma income tax expense shown in the accompanying financial statements indicates the results as if the Company applied the current policy for income taxes.

Note  12.     Litigation

     eLinear is subject to legal proceedings and claims which have arisen in the ordinary course of its business. Management has determined these actions will not have a material effect on results of operations or the financial condition of the Company.


Note  13.     Significant  Concentration

     Three customers accounted for approximately 21%, 14% and 10% of sales for the year ended December 31, 2003. No other customers represented more than 10% of sales of the Company for the year ended December 31, 2003. The Company had two customers, each which had in excess of 10% of the Company's accounts receivable balance at December 31, 2003. These two customers had 30% and 15%, respectively, of the Company's accounts receivable balance.

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

     The Company has agreed to file a registration statement with the Securities and Exchange Commission within 45 days after the closing of the initial funding in order to register the resale of the shares and the shares of common stock issuable upon exercise of the warrants. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 120th day after the respective closing dates, if the Company fails to respond to comments made by the SEC within 10 days, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay the investors 1.5% of the aggregate purchase price for the first month of such event, and if such event continues to occur, 2.0% of the purchase price per month thereafter.

     The following is an unaudited consolidated pro forma balance sheet as of December 31, 2003, giving effect to the funds raised during January and February 2004:

                                             ELINEAR, INC.
                                            AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED PRO FORMA BALANCE SHEET
                                           DECEMBER 31, 2003

                                                                          Pro Forma         Unaudited
                                                                         Adjustment         Pro Forma
ASSETS
Current assets:
    Cash                                                   $   554,483   $ 4,584,281  (1)  $ 5,138,764
    Accounts receivable, net of allowance of $69,289 and
      $54,000 at December 31, 2003 and 2002, respectively    1,637,217                       1,637,217
    Inventory                                                  190,555                         190,555
    Other current assets                                        45,708                          45,708
                                                           --------------------------------------------
        Total current assets                                 2,427,963     4,584,281         7,012,244
                                                           --------------------------------------------

Property and equipment, net                                     43,662                          43,662
Goodwill                                                     1,647,522                       1,647,522
Deposits                                                        15,049                          15,049
                                                           --------------------------------------------
Total assets                                               $ 4,134,196   $ 4,584,281       $ 8,718,477
                                                           ============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                                $ 1,101,603                     $ 1,101,603
    Payable to officers                                         36,336                          36,336
    Accrued liabilities                                        148,747                         148,747
    Notes payable, shareholders                                215,703                         215,703
                                                           --------------------------------------------
        Total current liabilities                            1,502,389            --         1,502,389
                                                           --------------------------------------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.02 par value                                 --                              --
    Common stock, $.02 par value                               340,415        63,885  (1)      404,300
    Additional paid-in capital                               3,687,131     4,520,396  (1)    8,207,527
    Accumulated deficit                                     (1,395,739)                     (1,395,739)
                                                           --------------------------------------------
        Total shareholders' equity                           2,631,807     4,584,281         7,216,088
                                                           --------------------------------------------
Total liabilities and shareholders' equity                 $ 4,134,196   $ 4,584,281       $ 8,718,477
                                                           ============================================

Pro  Forma  Adjustment

(1) To record the issuance of 3,194,225 shares of common stock for net proceeds of $4,584,281.

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

ITEM  8A.  CONTROLS  AND  PROCEDURES.

     In accordance with the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Copany's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal controls over financial reporting that occurred during the year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

10.1 Employment Agreement with Kevan M. Casey (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.2 Employment Agreement with Tommy Allen (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.3 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000)
10.4 Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001)
10.5 Amended and Restated 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated January 14, 2003)
10.6 Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.7 Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.8 Securities Purchase Agreement dated as of January 12, 2004 between eLinear, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, dated January 28, 2004)
10.9 Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8- K, dated January 28, 2004)
10.10 Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.3 to Registrant's Form 8- K, dated January 28, 2004)
10.11 Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K, dated January 28, 2004)

10.12 Employment Agreement with Ramzi Milad Nassar (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.13 Securities Purchase Agreement dated as of February 4, 2004 between eLinear, Inc. and the Investors named therein
               (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.14 Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.15 Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.16 Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-KSB, dated February 13,
               2004)

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

                                       Date:  February 24, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                                Date
---------                     -----                                ----


/s/  Kevan  Casey        Chief  Executive  Officer,          February 24, 2004
-----------------        Chairman  of  the  Board  and
Kevan  Casey             Principal  Accounting  Officer

/s/  Tommy Allen         President and Director              February 24, 2004
----------------
Tommy  Allen


/s/  J. Leonard Ivins    Secretary and Director              February 24, 2004
---------------------
J.  Leonard  Ivins


/s/  Carl  A.  Chase     Director                            February 24, 2004
--------------------
Carl  A.  Chase

                                INDEX TO EXHIBITS
Exhibit No.    Description
-----------    -----------

2.1 Agreement and Plan of Merger, dated October 11, 1999, between Registrant, eLinear Corporation and Imagenuity, Inc. (incorporated by reference to Exhibit A-1 to Registrant's Current Report on Form 8-K, dated October 25, 1999)
2.2 Agreement and Plan of Merger, dated April 15, 2003, between Registrant, NetView Acquisition Corp. and NetView Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Annual Report on form 10-KSB, dated April 15, 2002)
3.1 Articles of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
3.2 Bylaws of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
3.3 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-QSB for the period ended June 30, 2000)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
10.1 Employment Agreement with Kevan M. Casey (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.2 Employment Agreement with Tommy Allen (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.3 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000)
10.4 Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001)
10.5 Amended and Restated 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated January 14, 2003)
10.6 Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.7 Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.8 Securities Purchase Agreement dated as of January 12, 2004 between eLinear, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, dated January 28, 2004)
10.9 Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8- K, dated January 28, 2004)
10.10 Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.3 to Registrant's Form 8- K, dated January 28, 2004)
10.11 Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K, dated January 28, 2004)

10.12 Employment Agreement with Ramzi Milad Nassar (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.13 Securities Purchase Agreement dated as of February 4, 2004 between eLinear, Inc. and the Investors named therein
               (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)

10.14 Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.15 Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.16 Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-KSB, dated February 13,
               2004)

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