Form 10KSB/A
period 2003-12-31
ELINEAR INC
filed 2004-04-29
CIK 1001903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FORM 10-KSB/A (SECOND AMENDMENT)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                             -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-07418
                                                -------

                                  ELINEAR, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                       76-0478045
    -------------------------------------------------------------------------
    (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                      Identification  No.)

  2901 West Sam Houston Parkway North,                         77043
    Suite E-300, Houston, Texas
-------------------------------------------------------------------------
(Address  of  principal  executive  offices)                 (Zip Code)

  Registrant's telephone number, including area code:      (713) 896-0500
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:     None
                                                                ----

Securities registered pursuant to Section 12(g) of the Act:  $.02 Par Value
                                  Common Stock

     Check  whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
              -----  -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                           -----

     Issuer's revenues for the fiscal year ended December 31, 2003, were $13,598,490.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 5, 2004, based upon the average bid and asked price as of such date on the American Stock Exchange, was $25,300,000.

     The Registrant's common stock outstanding as of April 5, 2004, was 20,530,167 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One): Yes      No  X
                                                              -----   -----

                                  eLINEAR, INC.

                              INDEX TO FORM 10-KSB
                                DECEMBER 31, 2003


                                                                                   PAGE NO.
                                                                                   --------
PART III  Item 9.   Directors, Executive Officers, Promoters and Control Persons,
                      Compliance with Section 16(a) of the Exchange Act                   3
          Item 10.  Executive Compensation                                                4
          Item 11.  Security Ownership of Certain Beneficial Owners and
                      Management                                                          7
          Item 12.  Certain Relationships and Related Party Transactions                  8
          Item 13.  Exhibits and Reports on Form 8-K                                      9
          Item 14.  Principal Accounting Fees and Services                               11

     eLinear, Inc., a Delaware corporation, hereby amends Items 9, 10, 11, 12 and 14 of its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on February 24, 2004, to add the additional information contained herein.

                                    PART III

ITEM  9.

     Our executive officers and directors, and their ages and positions as of April 5, 2004 are as follows:

NAME              AGE               POSITION
----------------  ---  ----------------------------------
Kevan M. Casey     32  Chief Executive Officer, Treasurer
                         and Director
Tommy Allen        40  President and Director
Ramzi M. Nassar    32  Chief Operating Officer
J. Leonard Ivins   68  Director and Secretary
Carl A. Chase      54  Director
Ryan Cravey        32  Director

     Kevan M. Casey served as our president since April 16, 2003, and as our chief executive officer and a director since May 2003. He and Mr. Allen founded NetView Technologies, Inc. in December 2001 and Mr. Casey served as its president from its inception. In 1998, he founded United Computing Group and United Consulting Group, a value-added retailer and an information technology consulting firm, where he served as president and chief executive officer. In December 1999, United Computing Group and United Consulting Group were acquired by ClearWorks.net, Inc., and Mr. Casey continued as president of the companies until December 2001.

     Tommy Allen served as our senior vice president and as a director of the company since April 16, 2003, and became our president in June 2003. He and Mr. Casey founded NetView Technologies, Inc. in December 2001 and Mr. Allen served as its secretary and treasurer from its inception. From July 1999 to December 2001, Mr. Allen served as vice president for United Computing Group and United Consulting Group, a value-added reseller and an information technology consulting firm. In December 1999, United Computing Group and United Consulting Group were acquired by ClearWorks.net, Inc., and Mr. Allen continued as vice president of the companies until December 2001. From 1996 to June 1999, Mr. Allen served as senior account executive for ComputerTech, Inc.

     Ramzi M. Nassar has served as our chief operating officer since January 2004. From June 2003 until joining eLinear, Mr. Nassar worked with De Bellas & Co., where he was involved in the firm's merger and acquisition projects and valuation engagements. From July 2002 until October 2003, Mr. Nassar worked at CIBC World Markets and from July 1999 until May 2001, Mr. Nassar worked at Morgan Stanley, each in their M&A groups. From 1993 until 1997, Mr. Nassar worked in various capacities with Computer Sciences Corporation in the consulting and systems integration division. Mr. Nassar is a graduate of Rice University with a double major in Economics and Managerial Studies, and Mr. Nassar earned an MBA from the MIT Sloan School of Management.

     J. Leonard Ivins has served as our director since November 2000. Mr. Ivins also serves as chairman of our compensation committee, as a member of our audit committee, and as our corporate secretary. Since 1995, he has been a private investor. Previously, Mr. Ivins was a founder and co-owner of a privately held company that was an FDIC and RTC contractor. From 1979 to 1981, Mr. Ivins was a turnaround and workout consultant to small, publicly held oil and gas companies. From 1970 to 1975, Mr. Ivins was president of The Woodlands Development Corporation and a director of Mitchell Energy and Development Corp.

     Carl A. Chase has served as our director since April 16, 2003. Mr. Chase also serves as chairman of our audit committee and as a member of our compensation committee. Since April 2001, Mr. Chase has served as senior vice president - budgets & controls for Rockport Healthcare Group, Inc., a preferred provider organization for work-related injuries and illnesses. Prior to joining Rockport, Mr. Chase was an independent consultant to Rockport from June 2000. From August 1999 to May 2000, Mr. Chase was chief financial officer of ClearWorks.net, Inc. Mr. Chase also served as chief financial officer of Bannon Energy Incorporated, an independent oil and gas company, from December 1992 to August 1999.

     Ryan Cravey has served as our director since March 5, 2004. Mr. Cravey also serves as a member of our audit committee. Since April 1, 2002, Mr. Cravey has been the owner of IQUEST Networking Solutions, a privately held IT consulting company for the small to medium business market in Houston, Texas. Prior to forming IQUEST, Mr. Cravey was operations manager for United Computing Group, a value-added reseller of computer hardware and software, from October 1998 to March 31 2002, where he managed sales accounts and the purchasing, receiving and shipping of over $24 million in product.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the company's directors, executive officers and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the company and on written representations from certain reporting persons, we believe that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements, except for Mr. Ivins, who did not timely file two Form 4's reporting two transactions which Form 4's were filed in April 2003.

Audit Committee

     - Our audit committee oversees our corporate accounting and financial reporting process. Among other duties, it:
     - evaluates our independent auditors' qualifications, independence and performance;
     -    determines  the  engagement  of  the  independent  auditors;
     - approves the retention of our independent auditors to perform any proposed permissible non-audit services;
     -    reviews  our  financial  statements;
     -    reviews  our  critical  accounting  policies  and  estimates;
     -    oversees  our  internal  audit  function;  and
     - discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements.

     The current members of our audit committee are Messrs. Chase, who is the committee chair, and Ivins and Cravey. Mr. Chase is our audit committee financial expert.

Code of Ethics

     The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees.

ITEM  10.  EXECUTIVE  COMPENSATION

     The following table provides information about the compensation received during the last three fiscal years by the two individuals who served as our Chief Executive Officer during those periods. During the fiscal year ended December 31, 2003, Mr. Ludwig served as our Chief Executive Officer until his resignation in May 2003, after which Mr. Casey served as our Chief Executive Officer. These individuals are  referred  to  as  our "named executive officers" in this information statement.
None  of  our  other  employees  received  greater than $100,000 in salary and bonus during  the  last  three  fiscal  years.

                             SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------
                                                                    LONG TERM
                                                                  COMPENSATION
------------------------------------------------------------------------------------
                                  ANNUAL COMPENSATION                 AWARDS
------------------------------------------------------------------------------------

                                                                    Securities
Name and                               Salary      Bonus        Underlying Options /
Principal Position          Year        ($)         ($)                SARs (#)
------------------------------------------------------------------------------------
Kevan M. Casey,
Chief Executive Officer     2003       70,154 (1)  24,000 (2)                100,000
------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
Jon V. Ludwig,
Chief Executive Officer     2003       42,138 (3)                            125,000
------------------------------------------------------------------------------------
                            2002          99,600                                  --
------------------------------------------------------------------------------------
                            2001          85,326                             200,000
------------------------------------------------------------------------------------

     (1) Mr. Casey joined eLinear in April 2003. This amount includes all compensation paid to Mr. Casey since April 2003.
     (2)  Includes $9,000 for a $1,000 per month auto and home office allowance.
     (3) Represents compensation paid to Mr. Ludwig from January 1, 2003 until his resignation in May 2003.

Option  Issuances

     The  following  table  sets  forth  information concerning individual grants of stock options  made  during  our  last  fiscal  year  to our named executive officers.  No stock appreciation  rights  were  issued  during  the  fiscal  year.

                             OPTION GRANTS IN LAST FISCAL YEAR
                                    (Individual Grants)

------------------------------------------------------------------------------------------
                      Number
                   of Securities      Percent of Total
                Underlying Options   Options Granted to
                      Granted           Employees in            Exercise        Expiration
Name                    (#)              Fiscal Year      or Base Price ($/Sh)     Date
------------------------------------------------------------------------------------------

Kevan M. Casey              100,000                 7.3%                  0.50     4/16/07
------------------------------------------------------------------------------------------

Jon V. Ludwig               100,000                 7.3%                  0.50     3/31/08
------------------------------------------------------------------------------------------

Jon V. Ludwig                25,000                 1.8%                  0.45     3/31/08
------------------------------------------------------------------------------------------

     In April 2003, we issued Mr. Allen an option to purchase 100,000 shares of our common stock  at  an exercise price of $0.50 per share, expiring in April 2007.  In January 2004, we  issued  Mr.  Nassar  an  option  to  purchase 460,000 shares of our common stock at an exercise  price of $2.00 per share, expiring in January 2009, which vests over a period of four  years.

                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                    AND FY-END OPTION VALUES

                Shares
               Acquired                Number of Unexercised          Value of Unexercised
                  on      Value    Securities Underlying Options          In-the- Money
               Exercise  Realized           at  FY-End                  Options at FY-End
Name              (#)       ($)                (#)                           ($) (1)
-----------------------------------------------------------------------------------------------
                                    Exercisable    Unexercisable   Exercisable    Unexercisable
                                   --------------  -------------  --------------  -------------
Kevan M.
Casey                --        --         100,000             --         151,000             --

Jon V. Ludwig        --        --         425,000             --         190,000             --

(1)  The closing price of our common stock as of the end of our fiscal year ended December 31,
     2003 was $2.01 per share.

Employment Agreements and Change in Control Agreements

     We have entered into identical employment agreements with Messrs. Casey and Allen. Under the terms of the agreements, they are to receive as compensation a monthly salary of $8,000, a quarterly retention bonus of $3,000, and additional monthly compensation to cover auto expenses and the cost of a home office totaling $1,000 per month. The amount of the quarterly retention bonus was subsequently raised to $5,000. The agreements are terminable with 14 days written notice with no additional compensation due upon termination.

     In January 2004, we entered into a two year agreement with Mr. Nassar. Under the terms of the agreement, Mr. Nassar will receive monthly compensation of $8,000, a quarterly bonus of $5,000, a home office and car allowance of $1,000 per month, and a to be determined annual performance bonus. Mr. Nassar also received a five-year employee option to purchase 460,000 shares of our common stock at an exercise price of $2.00 per share. The vesting schedule for the shares is 25% upon the one-year anniversary of the agreement and 25% each subsequent year thereafter, provided that no vesting can occur unless Mr. Nassar is employed on the respective vesting date. However, if we terminate Mr. Nassar during the two year term for any reason other than for cause, the options due Mr. Nassar will be prorated in relation to the date of Mr. Nassar's employment termination and the prorated amount will vest immediately. If we undergo a change of control, all of Mr. Nassar's options will vest immediately. If we terminate Mr. Nassar for any reason other than cause, we have agreed to pay Mr. Nassar the lesser of six months salary or the salary due Mr. Nassar through the end of the two-year term.

Director  Compensation

     Directors who are also employees do not receive any compensation for serving as directors. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the board of directors or any board committee or otherwise incurred in their capacities as directors.

     Mr. Ivins receives $4,500 per quarter for his services as chairman of our compensation committee, and $1,500 per quarter for services as a member of our audit committee. Mr. Ivins also receives the reimbursement of expenses for his services as a director, and $200 per board meeting attended. Mr. Chase receives $4,500 per quarter for his services as chairman of our audit committee, and $1,500 per quarter for services as a member of our compensation committee. Mr. Cravey receives $1,500 per quarter for his services as a member of our audit committee and $200 per board meeting attended. Upon joining our board in April 2003, Mr. Chase received an option to purchase 250,000 shares of our stock at an exercise price of $.50 per share expiring in April 2007. In April 2003, in connection with his board services, Mr. Ivins received an option to purchase 100,000 shares of our stock at an exercise price of $.50 per share expiring in

March 2008. Upon joining our board in March 2004, Mr. Cravey received an option to purchase 50,000 shares of our common stock at an exercise price of $2.75 per share expiring March 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of April 5, 2004, 20,530,167 shares of our common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by

     - each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
     -    each  of  our  directors;
     -    each  of  our  named  executive  officers;  and
     -    all  of  our  directors  and  executive  officers  as  a  group.

     Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date of this table. In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by the person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person does not necessarily reflect the person's actual voting power.

     To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals listed is 7240 Brittmoore, Suite 118, Houston, Texas 77041.

NAME AND ADDRESS OF                 NUMBER OF        PERCENTAGE OF
BENEFICIAL OWNER                      SHARES      OUTSTANDING SHARES
                                   BENEFICIALLY
                                      OWNED
--------------------------------------------------------------------------------

Kevan M. Casey                     6,430,989 (1)                31.2%
Tommy Allen                        6,430,990 (2)                31.2%
Ramzi M. Nassar                    --                           --
J. Leonard Ivins                     490,822 (3)                 2.3%
Carl A. Chase                        128,891 (4)         Less than 1%
Ryan Cravey (5)                    --                           --
All Executive Officers and
Directors as a group (6 persons)  13,481,692 (6)                63.1%

     --------------------------
(1) Includes options to purchase 100,000 shares of common stock at an exercise price of $0.50 per share expiring April 16, 2007. Includes 6,210,370 shares held by Mr. Casey's wife.
(2) Includes options to purchase 100,000 shares of common stock at an exercise price of $0.50 per share expiring April 16, 2007. Includes 6,210,371 shares held by Mr. Allen's wife.
(3) Includes options to purchase 490,000 shares of common stock at exercise prices ranging from $0.50 to $3.00 per share expiring from March 31, 2008 to December 29, 2010. Mr. Ivins' business address is 2036 Brentwood Drive, Houston, Texas 77019.
(4) Includes options to purchase 128,891 shares of common stock at an exercise price of $0.50 per share expiring April 16, 2007. Mr. Chase's business address is 3122 White Oak Dr., Houston, Texas 77007.
(5) Mr. Cravey's business address is 9542 Bending Willow Ln., Houston, Texas 77064.
(6)  Includes  options  to  purchase  818,891  shares  of  common  stock.

Equity  Compensation  Plan  Information

     The following table gives information about the Company's common stock that may be issued upon the exercise of options under its 2000 Stock Option Plan and 2003 Stock Option Plan as of December 31, 2002, which has been approved by the Company's shareholders, and under compensation arrangements that were not approved by the Company's shareholders.

                                                                           Number of Securities
                                                                         Remaining Available for
                         Number of Securities                             Future Issuance Under
                          To be Issued Upon         Weighted Average       Equity Compensation
                       Exercise of Outstanding     Exercise Price of         Plans (Excluding
                        Options, Warrants and     Outstanding Options,          Securities
Plan Category                   Rights            Warrants and Rights     Reflected in Column A)
---------------------            (A)                      (B)                      (C)
                       ------------------------  ----------------------  ------------------------
Equity Compensation
Plans Approved by
Security Holders                       841,850   $                 0.90                 1,694,950
Equity Compensation
Plans Not Approved by
Security Holders                  1,148,333 (1)  $                 5.20                       N/A
                       ------------------------  ----------------------  ------------------------
    Total                            1,990,183   $                 3.38                 1,694,950
                       ========================  ======================  ========================

(1) Includes options to purchase 93,333 shares of common stock at $39.38 per share, 75,000 shares of common stock at $3.00 per share, 375,000 shares of common stock at $2.90 per share, 405,000 shares of common stock at $2.18 per share and 200,000 shares of common stock at $0.50 per share. These options have expiration dates from 2005 through 2013.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     At December 31, 2003, notes payable and accrued liabilities due to two of our officers totaled $252,039. The two notes earned interest at 7% per annum, were due July 1, 2004 and had a principal balances due of $81,303 and $134,400, respectively. Additionally, there was accrued liabilities totaling $36,336 of which $31,336 was accrued interest on these notes. These notes and accrued liabilities were retired during the first quarter of fiscal 2004.

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

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits. The following exhibits of the Company are included herein.

Exhibit No.  Description
-----------  ----------------------------------------------------------------------------------

2.1          Agreement and Plan of Merger, dated October 11, 1999, between Registrant,
             eLinear Corporation and Imagenuity, Inc. (incorporated by reference to Exhibit
             A-1 to Registrant's Current Report on Form 8-K, dated October 25, 1999)
-----------  ----------------------------------------------------------------------------------
2.2          Agreement and Plan of Merger, dated April 15, 2003, between Registrant,
             NetView Acquisition Corp. and NetView Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Annual Report on form 10-KSB, dated
             April 15, 2002)
-----------  ----------------------------------------------------------------------------------
3.1          Articles of Incorporation of Registrant (incorporated by reference to Registrant's
             Form 10-KSB for the period ended December 31, 1995)
-----------  ----------------------------------------------------------------------------------
3.2          Bylaws of Registrant (incorporated by reference to Registrant's Form
             10-KSB for the period ended December 31, 1995)
-----------  ----------------------------------------------------------------------------------
3.3          Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-QSB for the period ended June 30, 2000)
-----------  ----------------------------------------------------------------------------------
4.1          Specimen of Registrant's Common Stock Certificate (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
-----------  ----------------------------------------------------------------------------------
10.1         Employment Agreement with Kevan M. Casey (incorporated by reference to
             Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
-----------  ----------------------------------------------------------------------------------
10.2         Employment Agreement with Tommy Allen (incorporated by reference to
             Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
-----------  ----------------------------------------------------------------------------------
10.3         2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's
             Definitive Proxy Statement on Schedule 14A, dated June 30, 2000)
-----------  ----------------------------------------------------------------------------------
10.4         Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001)
-----------  ----------------------------------------------------------------------------------
10.5         Amended and Restated 2003 Stock Option Plan (incorporated by reference to
             Exhibit 10.1 to Registrant's Form S-8, dated January 14, 2003)
-----------  ----------------------------------------------------------------------------------
10.6         Form of Indemnification Agreement for all officers and directors of Registrant
             (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
-----------  ----------------------------------------------------------------------------------
10.7         Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003
             (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on
             Form 10-KSB, dated April 15, 2003)
-----------  ----------------------------------------------------------------------------------
10.8         Securities Purchase Agreement dated as of January 12, 2004 between eLinear,
             Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, dated January 28, 2004)
-----------  ----------------------------------------------------------------------------------
10.9         Form of Class A Warrant issued to each of the Investors in the Securities Purchase
             Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K, dated January 28, 2004)
-----------  ----------------------------------------------------------------------------------
10.10        Form of Class B Warrant issued to each of the Investors in the Securities Purchase
             Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K, dated January 28, 2004)
-----------  ----------------------------------------------------------------------------------
10.11        Registration Rights Agreement issued to each of the Investors in the Securities
             Purchase Agreements dated as of January 12, 2004 (incorporated by reference to
             Exhibit 10.4 to Registrant's Form 8-K, dated January 28, 2004)
-----------  ----------------------------------------------------------------------------------
10.12        Employment Agreement with Ramzi Milad Nassar (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB, dated
             February 13, 2004)
-----------  ----------------------------------------------------------------------------------

10.13        Securities Purchase Agreement dated as of February 4, 2004 between
             eLinear, Inc. and the Investors named therein (incorporated by reference to
             Exhibit 10.13 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
-----------  ------------------------------------------------------------------------------------
10.14        Form of Class A Warrant issued to each of the Investors in the Securities Purchase
             Agreements dated as of February 4, 2004 (incorporated by reference to
             Exhibit 10.14 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
-----------  ------------------------------------------------------------------------------------
10.15        Form of Class B Warrant issued to each of the Investors in the Securities Purchase
             Agreements dated as of February 4, 2004 (incorporated by reference to
             Exhibit 10.15 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
-----------  ------------------------------------------------------------------------------------
10.16        Registration Rights Agreement issued to each of the Investors in the Securities
             Purchase Agreements dated as of February 4, 2004 (incorporated by reference to
             Exhibit 10.16 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
-----------  ------------------------------------------------------------------------------------
10.17        Common Stock Purchase Warrant Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.18 to Registrant's Form 8-K, dated February 26, 2004)
-----------  ------------------------------------------------------------------------------------
10.18        Secured Revolving Note Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge
             Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to
             Exhibit 10.19 to Registrant's Form 8-K, dated February 26, 2004)
-----------  ------------------------------------------------------------------------------------
10.19        Secured Convertible Minimum Borrowing Note Agreement dated as of
             February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc.
             and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.20 to Registrant's Form 8-K, dated February 26, 2004)
-----------  ------------------------------------------------------------------------------------
10.20        Minimum Borrowing Note Registration Rights Agreement dated as of
             February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC
             (incorporated by reference to Exhibit 10.21 to Registrant's Form 8-K, dated February
             26, 2004)
-----------  ------------------------------------------------------------------------------------
10.21        Funds Escrow Agreement dated as of February 23, 2004 by and between
             eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc.
             and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.22 to
             Registrant's Form 8-K, dated February 26, 2004)
-----------  ------------------------------------------------------------------------------------
14.1         Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant's
             Annual Report on Form 10-KSB, dated February 13, 2004)
-----------  ------------------------------------------------------------------------------------
21.1         Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to
             Registrant's Form 10-QSB filed with the Commission on December 19, 2003)
-----------  ------------------------------------------------------------------------------------
31.1         Certification of Kevan M. Casey
-----------  ------------------------------------------------------------------------------------
31.2         Certification of Ken Hedrick
-----------  ------------------------------------------------------------------------------------
32.1         Certification for Sarbanes-Oxley Act of Kevan M. Casey
-----------  ------------------------------------------------------------------------------------
32.2         Certification for Sarbanes-Oxley Act of Ken Hedrick
-----------  ------------------------------------------------------------------------------------

     (b)  Reports  on  Form  8-K.

     None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed by Malone & Bailey PLLC for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2003, and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB for that fiscal year were $32,400. The fees billed by Malone & Bailey for professional services rendered for the audit of NewBridge Technologies, Inc. annual financial statements for the fiscal year ended December 31, 2002, were $6,000.

The aggregate fees billed by Gerald R. Hendricks & Company, P.C. ("Hendricks") for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2002, and for the reviews of the financial statements included in our quarterly reports on Form 10-QSB for that fiscal year were $18,818. The fees billed by Hendricks for professional services rendered for the audit of NetView Technologies, Inc. annual financial statements for the fiscal year ended December 31, 2002, were $17,123.

Financial  Information  Systems  Design  and  Implementation  Fees

     Neither Malone & Bailey nor Hendricks rendered professional services to us for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2003 and 2002.

All  Other  Fees

     Other than the services described above under "Audit Fees," for the fiscal year ended December 31, 2003 and 2002, neither Malone & Bailey nor Hendricks received any other fees.

Audit  Committee  Pre-Approval  Policies  and  Procedures

     The 2003 and 2002 audit services provided by Malone & Bailey and Hendricks were approved by the Audit Committee. The Audit Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by the Company's independent accountants and the estimated fees related to these services. During the approval process, the Audit Committee considers the impact of the types of services and related fees on the independence of the auditor. These services and fees deemed compatible with the maintenance of the auditor's independence, including compliance with the SEC rules and regulations.

     Throughout the year, the Audit Committee reviews revisions to the estimates of audit and non-audit fees initially approved.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                      eLINEAR, INC.

                                      By:  /s/  Kevan Casey
                                          -----------------------------
                                      Kevan Casey, Chief Executive Officer

                                      Date: April 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                   Date
--------------------  ----------------------------  --------------


/s/ Kevan Casey       Chief Executive Officer and   April 29, 2004
--------------------    Chairman of the Board
Kevan Casey


/s/ Tommy Allen       President and Director        April 29, 2004
--------------------
Tommy Allen


/s/ Ken Hedrick       Principal Accounting Officer  April 29, 2004
--------------------
Ken Hedrick


/s/ J. Leonard Ivins  Secretary and Director        April 29, 2004
--------------------
J. Leonard Ivins


/s/ Carl A. Chase     Director                      April 29, 2004
--------------------
Carl A. Chase


/s/ Ryan Cravey       Director                      April 29, 2004
--------------------
Ryan Cravey

                                        INDEX TO EXHIBITS

Exhibit No.  Description
-----------  -----------

2.3          Agreement and Plan of Merger, dated October 11, 1999, between Registrant,
             eLinear Corporation and Imagenuity, Inc. (incorporated by reference to Exhibit
             A-1 to Registrant's Current Report on Form 8-K, dated October 25, 1999)
-----------  ------------------------------------------------------------------------------------
2.4          Agreement and Plan of Merger, dated April 15, 2003, between Registrant,
             NetView Acquisition Corp. and NetView Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Annual Report on form 10-KSB, dated
             April 15, 2002)
-----------  ------------------------------------------------------------------------------------
3.4          Articles of Incorporation of Registrant (incorporated by reference to Registrant's
             Form 10-KSB for the period ended December 31, 1995)
-----------  ------------------------------------------------------------------------------------
3.5          Bylaws of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
-----------  ------------------------------------------------------------------------------------
3.6          Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-QSB for the period ended June 30, 2000)
-----------  ------------------------------------------------------------------------------------
4.2          Specimen of Registrant's Common Stock Certificate (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
-----------  ------------------------------------------------------------------------------------
10.1         Employment Agreement with Kevan M. Casey (incorporated by reference to
             Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated April 15,
             2003)
-----------  ------------------------------------------------------------------------------------
10.2         Employment Agreement with Tommy Allen (incorporated by reference to
             Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB, dated April 15,
             2003)
-----------  ------------------------------------------------------------------------------------
10.3         2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's
             Definitive Proxy Statement on Schedule 14A, dated June 30, 2000)
-----------  ------------------------------------------------------------------------------------
10.4         Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001)
-----------  ------------------------------------------------------------------------------------
10.5         Amended and Restated 2003 Stock Option Plan (incorporated by reference to
             Exhibit 10.1 to Registrant's Form S-8, dated January 14, 2003)
-----------  ------------------------------------------------------------------------------------
10.6         Form of Indemnification Agreement for all officers and directors of Registrant
             (incorporated by reference to Registrant's Form 10-QSB filed with the
             Commission on October 24, 2000)
-----------  ------------------------------------------------------------------------------------
10.7         Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003
             (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on
             Form 10-KSB, dated April 15, 2003)
-----------  ------------------------------------------------------------------------------------
10.8         Securities Purchase Agreement dated as of January 12, 2004 between eLinear,
             Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, dated January 28, 2004)
-----------  ------------------------------------------------------------------------------------
10.9         Form of Class A Warrant issued to each of the Investors in the Securities
             Purchase Agreements dated as of January 12, 2004 (incorporated by reference to
             Exhibit 10.2 to Registrant's Form 8-K, dated January 28, 2004)
-----------  ------------------------------------------------------------------------------------
10.10        Form of Class B Warrant issued to each of the Investors in the Securities
             Purchase Agreements dated as of January 12, 2004 (incorporated by reference to
             Exhibit 10.3 to Registrant's Form 8-K, dated January 28, 2004)
-----------  ------------------------------------------------------------------------------------
10.11        Registration Rights Agreement issued to each of the Investors in the Securities
             Purchase Agreements dated as of January 12, 2004 (incorporated by reference to
             Exhibit 10.4 to Registrant's Form 8-K, dated January 28, 2004)
-----------  ------------------------------------------------------------------------------------
10.12        Employment Agreement with Ramzi Milad Nassar (incorporated by reference to
             Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB, dated February
             13, 2004)
-----------  ------------------------------------------------------------------------------------
10.13        Securities Purchase Agreement dated as of February 4, 2004 between eLinear,
             Inc. and the Investors named therein (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)


10.14        Form of Class A Warrant issued to each of the Investors in the Securities
             Purchase Agreements dated as of February 4, 2004 (incorporated by reference to
             Exhibit 10.14 to Registrant's Annual Report on Form 10-KSB, dated February
             13, 2004)
-----------  ------------------------------------------------------------------------------------
10.15        Form of Class B Warrant issued to each of the Investors in the Securities
             Purchase Agreements dated as of February 4, 2004 (incorporated by reference to
             Exhibit 10.15 to Registrant's Annual Report on Form 10-KSB, dated February
             13, 2004)
-----------  ------------------------------------------------------------------------------------
10.16        Registration Rights Agreement issued to each of the Investors in the Securities
             Purchase Agreements dated as of February 4, 2004 (incorporated by reference to
             Exhibit 10.16 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
-----------  ------------------------------------------------------------------------------------
10.17        Common Stock Purchase Warrant Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.18 to Registrant's Form 8-K, dated February 26, 2004)
-----------  ------------------------------------------------------------------------------------
10.18        Secured Revolving Note Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge
             Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to
             Exhibit 10.19 to Registrant's Form 8-K, dated February 26, 2004)
-----------  ------------------------------------------------------------------------------------
10.19        Secured Convertible Minimum Borrowing Note Agreement dated as of February
             23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and
             NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.20 to Registrant's Form 8-K, dated February 26, 2004)
-----------  ------------------------------------------------------------------------------------
10.20        Minimum Borrowing Note Registration Rights Agreement dated as of February
             23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC
             (incorporated by reference to Exhibit 10.21 to Registrant's Form 8-K, dated
             February 26, 2004)
-----------  ------------------------------------------------------------------------------------
10.21        Funds Escrow Agreement dated as of February 23, 2004 by and between
             eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc.
             and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.22 to
             Registrant's Form 8-K, dated February 26, 2004)
-----------  ------------------------------------------------------------------------------------
14.1         Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant's Annual
             Report on Form 10-KSB, dated February 13, 2004)
-----------  ------------------------------------------------------------------------------------
21.2         Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to
             Registrant's Form 10-QSB filed with the Commission on December 19, 2003)
-----------  ------------------------------------------------------------------------------------
31.1         Certification of Kevan Casey
-----------  ------------------------------------------------------------------------------------
31.2         Certification of Ken Hedrick
-----------  ------------------------------------------------------------------------------------
32.1         Certification for Sarbanes-Oxley Act of Kevan Casey
-----------  ------------------------------------------------------------------------------------
32.2         Certification for Sarbanes-Oxley Act of Ken Hedrick
-----------  ------------------------------------------------------------------------------------