Form 10QSB
period 2004-03-31
ELINEAR INC
filed 2004-05-24
CIK 1001903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2004

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

     2901 West Sam Houston Parkway North, Suite E-300, Houston, Texas 77043
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

     As of May 21, 2004, there were outstanding 20,549,767 shares of common stock, $.02 par value per share.

     Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]
     ---------------------------------------------------------------------------
                                  eLINEAR, INC.
                             INDEX TO FORM 10-QSB/A
                                 MARCH 31, 2004

                                                                        Page No.
                                                                        --------
PART I    FINANCIAL INFORMATION


          Item 1.   Financial Statements

                    Consolidated Balance Sheets March 31, 2004             3
                     (unaudited) and December 31, 2003

                    Consolidated Statements of Operations  (unaudited)     4
                     Three Months Ended March 31, 2004 and 2003

                    Consolidated Statements of Cash Flows (unaudited)      5
                     Three Months Ended March 31, 2004 and 2003

                    Notes to Unaudited Consolidated Financial Statements   6

          Item 2.   Management's Discussion and Analysis of Results of     11
                     Operations and Financial Condition

          Item 3.  Controls and Procedures                                 17

PART II   OTHER INFORMATION                                                18

          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities and Use of Proceeds               18

          Item 3.  Defaults Upon Senior Securities                         19

          Item 4.  Submission of Matters to a Vote of Security Holders     19

          Item 5. Other Information                                        19

          Item 6.  Exhibits and Reports on Form 8-K                        20

                                    PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                            eLINEAR, INC.
                                     CONSOLIDATED BALANCE SHEETS


                                                                          March 31,     December 31,
                                                                            2004           2003
                                                                        ----------------------------
                                                                        (Unaudited)
                                  ASSETS

Current assets:
    Cash                                                                $ 4,533,168   $     554,483
    Certificate of deposit                                                  500,000              --
    Cash in restricted accounts                                             500,000              --
    Accounts receivable, net of allowance of $94,288 at March 31, 2004
      and $69,289 at December 31, 2003, respectively                      2,553,099       1,637,217
    Inventory                                                               308,155         190,555
    Other current assets                                                     62,881          45,708
                                                                        ----------------------------
        Total current assets                                              8,457,303       2,427,963
Property and equipment, net                                                  85,957          43,662
Goodwill                                                                  1,491,102       1,943,022
Deferred financing costs, net                                               259,611              --
Deposits                                                                     28,208          15,049
                                                                        ----------------------------
Total assets                                                            $10,322,181   $   4,429,696
                                                                        ============================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                                             $   652,571   $   1,101,603
    Payable to officers                                                          --          36,336
    Accrued liabilities                                                     224,683         148,747
    Notes payable, officers                                                      --         215,703
                                                                        ----------------------------
        Total current liabilities                                           877,254       1,502,389
    Long-term debt, net                                                   1,055,556              --
Shareholders' equity:
    Preferred stock, $.02 par value, 10,000,000 shares authorized,
      none issued                                                                --              --
    Common stock, $.02 par value, 100,000,000 shares authorized,
      20,530,167 and 17,020,754 shares issued and outstanding at
      March 31, 2004 and December 31, 2003, respectively                    410,603         340,415
    Additional paid-in capital                                           10,855,157       3,982,631
    Accumulated deficit                                                  (2,876,389)     (1,395,739)
                                                                        ----------------------------
         Total shareholders' equity                                       8,261,871       2,927,307
                                                                        ----------------------------
Total liabilities and shareholders' equity                              $10,322,181   $   4,429,696
                                                                        ============================

See accompanying notes to unaudited consolidated financial statements.

                                   eLINEAR, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    (UNAUDITED)


                                                             2004         2003
                                                        --------------------------

Revenue:
    Products                                            $ 3,956,625   $ 3,060,618
    Services                                                218,453        90,524
                                                        --------------------------
        Total revenue                                     4,175,078     3,151,142
                                                        --------------------------

Cost of revenue:
    Products                                              3,514,148     2,485,082
    Services                                                200,614        78,321
                                                        --------------------------
        Total cost of revenue                             3,714,762     2,563,403
                                                        --------------------------
Gross profit                                                460,316       587,739
                                                        --------------------------

Operating expenses:
    Payroll and related expenses                            534,998       248,226
    Office administration                                   229,094        63,248
    Professional services                                   201,897       167,825
    Impairment of goodwill                                  451,925            --
    Other                                                   471,255        16,097
    Depreciation                                              8,505         3,394
                                                        --------------------------
     Total operating expenses                             1,897,674       498,790
                                                        --------------------------

Income (loss) from operations                            (1,437,358)       88,949
Interest, net                                               (43,272)       (4,394)
                                                        --------------------------
Net income (loss)                                       $(1,480,630)  $    84,555
                                                        ==========================

Net income (loss) per share:
    Basic and diluted                                        ($0.09)  $      0.01
                                                        ==========================

Weighted average number of common shares outstanding:
    Basic and diluted                                    16,917,987    13,932,238
                                                        ==========================

See accompanying notes to unaudited consolidated financial statements.

                                       eLINEAR, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                       (UNAUDITED)


                                                                     2004         2003
                                                                 ------------------------

Cash flows used in operating activities:
    Net income (loss)                                            $(1,480,650)  $  84,555
    Adjustments to reconcile net income (loss) to cash used in operating activities:
        Depreciation                                                   8,505       3,394
        Impairment of goodwill                                       451,920          --
        Amortization of debt discounts                                36,930          --
        Stock  based compensation                                    239,474          --
        Changes in assets and liabilities:
            Certificate of deposit                                  (500,000)         --
            Cash in restricted accounts                             (500,000)         --
            Accounts receivable                                     (915,881)   (114,353)
            Note receivable                                               --     (53,500)
            Inventory                                               (117,600)   (175,771)
            Other current assets                                     (17,173)     (2,943)
            Accounts payable                                        (449,032)     63,449
            Payable to officers                                      (31,336)     91,000
            Accrued liabilities                                       70,934      (4,429)
                                                                 ------------------------
Net cash used in operating activities                             (3,203,909)   (108,598)
                                                                 ------------------------

Cash flows from investing activities:
    Purchase of property and equipment                               (50,800)         --
    Deposits                                                         (13,159)     (1,303)
                                                                 ------------------------
Net cash used in investing activities                                (63,959)     (1,303)
                                                                 ------------------------

Cash flows from financing activities:
    Proceeds from notes payable due to officers                           --      52,038
    Repayment on notes payable due to officers                      (215,703)    (25,050)
    Proceeds from financing agreement                              2,539,515          --
    Proceeds from exercise of stock options                          338,150          --
    Proceeds from sale of common stock                             4,584,591          --
                                                                 ------------------------
Net cash provided by financing activities                          7,246,553      26,988
                                                                 ------------------------

Net increase (decrease) in cash                                    3,978,685     (82,913)
Cash and cash equivalents, beginning of period                       554,483     120,894
                                                                 ------------------------
Cash and cash equivalents, end of period                         $ 4,553,168   $  37,981
                                                                 ========================

Supplemental cash flow information:
    Interest paid                                                $     6,342   $      --
                                                                 ========================

See accompanying notes to unaudited consolidated financial statements.

                                  ELINEAR, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


Note 1. Organization and Nature of Business

     STATEMENT OF INFORMATION FURNISHED

     The accompanying unaudited consolidated financial statements of eLinear, Inc. and Subsidiaries (the "Company" or "eLinear") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission.

     Stock  Options

     At March 31, 2004, the Company had stock-based compensation plans, which are more fully described in Note 8 in the Company's Annual Report on Form 10-KSB as filed on February 13, 2004. In addition, on February 10, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the "2004 Plan"), which allows for the issuance of up to 2,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company's success. In order to remain fully effective, the Plan must be approved by the shareholders prior to February 10, 2005. There were no options issued pursuant to the 2004 Plan as of March 31, 2004.

     The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the net loss for the three month period ended March 31, 2004 because no options granted under the plans had an exercise price less than the market value of the underlying common stock on the date of the grant and did not begin to vest until after March 31, 2004.

     The following table illustrates the effect on net income and earnings per share if eLinear had applied the fair value recognition provisions of FASB
Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------

                                                      ------------------------
                                                          2004       2003
                                                      ------------------------

     Net income (loss), as reported                   $(1,480,630)  $   84,555
     Deduct: Total stock-based employee
     compensation expense determined under the fair
     value based method for all awards                         --           --
                                                      ------------  ----------
     Pro forma net income (loss)                      $(1,480,630)  $   84,555
                                                      ============  ==========

     Net income (loss) per share:
         Basic and diluted - as reported                   ($0.09)  $     0.01
                                                      ============  ==========
         Basic and diluted - pro forma                     ($0.09)  $     0.01
                                                      ============  ==========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 225%, risk-free interest rate of 1.5%, and expected life of 48 months.


Note 2. Impairment

     In March 2004, the Company recorded impairment expense totaling $451,925 related to 100% of the goodwill related to the 2003 eLinear acquisition. In March 2004, the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition. Based on projected estimated future cash flows from the reporting unit purchased in 2003, management determined a full impairment charge was required.

Note 3. Credit Facilities

     In February 2004, the Company obtained a secured revolving note with Laurus Master Fund, Ltd. ("Laurus"). Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%). The agreement contains two notes: a minimum secured revolving note totaling $2,000,000 ("term note") and a revolving credit facility totaling $3,000,000 ("revolver") based on eligible accounts receivable.

Revolver

     The Laurus revolver provides for borrowings of up to the lesser of; (i) $3 million or (ii) 90% of the Company's eligible accounts receivable. As of March 31, 2004, eligible receivables would not support additional borrowings under the facility. The Company borrowed $1,000,000 under the revolving facility on the date of the agreement. The revolving credit facility has a term of three years and accrues interest on outstanding balances at the rate of prime (4.00% as of March 31, 2004) plus 0.75%. Laurus has the option to convert all or a portion of the advances under any secured convertible revolving note into shares of the Company's common stock at any time, subject to certain limitations, at a fixed conversion price of $2.91 per share. As amounts are drawn on this line-of-credit, to the extent the current market price exceeds the fixed conversion price, additional interest expense will be recognized for this beneficial conversion feature. The revolving credit facility is secured by all of the assets of the Company. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. As of March 31, 2004, the Company had approximately $1,000,000 outstanding under the revolver.

Term Note

     The term note has a term of three years. The Company has the option of paying scheduled interest and principal, or prepaying all or a portion of the term note with shares of its common stock at the fixed conversion price of $2.91 per share, provided that the closing price of the common stock is greater than $3.20 per share for the five trading days immediately preceding the payment date and that the shares are registered with the Securities and Exchange Commission or with cash at 115% of the outstanding balance. Laurus also has the option to convert all or a portion of the term note into shares of the Company's common stock at any time, subject to certain limitations, at a fixed conversion price of $2.91 per share. The term note is secured by a blanket lien on all of the Company's assets. In conjunction with the term note, Laurus was paid a fee of $219,500 and received a seven-year warrant to purchase up to 290,000 shares of the Company's common stock at prices ranging from $3.05 to $3.32 per share. The warrants, which are exercisable immediately, were valued at $478,200 using a modified Black-Scholes option pricing model. The value of these warrants and the fees paid to Laurus were recorded as a discount to the term note and will be amortized over the term of the loan using the effective interest method.

     The term note is considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the term note exceeded the value allocated to the term note on the date of issuance. The difference between the market value of the shares issuable upon conversion and the value allocated to the term note of $1,302,293 is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature has also been recorded as a discount to the term note and will be amortized over the term of the loan using the effective interest method. In the event the investors convert the debentures prior to the maturity of the agreements, then generally accepted accounting principles require the Company to expense the unamortized balance of the debt discount in full.


     In addition to the $219,500 fee paid to Laurus, the Company paid $273,300 in finder's fees to vSource Capital. The $273,000 was capitalized as deferred financing costs and will be amortized using the effective interest method over the term of the loan agreement.

Note 4. Common Stock

     During the three months ended March 31, 2004, the Company issued 119,190 shares of common stock for services valued at $239,474 using the stock price on the date issued.


     During the three months ended March 31, 2004, the Company issued 196,000 shares of common stock related to the exercise of stock options. The Company received proceeds totaling $338,150.


     In February 2004, the Company sold 1,230,000 shares of its common stock at a price of $2.00 per share, together with five-year warrants to purchase an aggregate of 676,500 shares of common stock at an exercise price of $3.00 per share (the "Class A Warrants"), and warrants to purchase 676,500 shares of common stock at an exercise price of $2.50 per share (the "Class B Warrants") expiring on the earlier of two years from the closing date or one year from the date a registration statement registering the resale of the shares underlying the warrants and the shares becomes effective for an aggregate purchase price of $2,460,000, in a private placement transaction. The Company received proceeds totaling $2,257,800, net of offering costs of $202,200.


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


     In January 2004, the Company sold 1,964,223 shares of its common stock at a price of $1.29 per share, together with five-year warrants to purchase an aggregate of 1,178,535 shares of common stock at an exercise price of $1.89 per share (the "Class A Warrants"), and warrants to purchase 1,090,145 shares of common stock at an exercise price of $1.55 per share (the Class B Warrants"), expiring on the earlier of fourteen months from the closing date or eight months from the date a registration statement registering the resale of the shares underlying the warrants and the shares becomes effective for an aggregate purchase price of $2,533,850, in a private placement transaction. The Company received proceeds totaling $2,326,481, net of offering costs of $207,369.


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


     As part of the above financings, the Company agreed to file a registration statement with the SEC in order to register the resale of the shares purchased and the shares issuable upon exercise of the warrants. If (i) the registration statement is not declared effective prior to the 120th day after the closing date of each financing, (ii) the Company fails to respond to the comments provided by the SEC to its registration statement within ten days of receipt of comments; or (iii) the registration statement has been declared effective by the SEC and it ceases to remain continuously effective until all the registered securities are resold, the Company has agreed to pay the investors 1.5% of the aggregate purchase price for the first month, and if the event continues to occur, 2.0% of the purchase price per month thereafter.


Note 5. Common Stock Warrants

     In connection with the equity (Note 3) and debt (Note 4) fundings, the Company issued warrants to acquire common stock at various prices. The following table summarizes the warrants outstanding as of March 31, 2004:

                                   Outstanding
          Exercise Price             Warrants   Expiration Date
     ----------------------------------------------------------

               0.70                     26,166  December 2005
               1.55                  1,199,155  March 2005
               1.89                  1,296,388  January 2009
               2.50                    676,500  February 2006
               3.00                    676,500  February 2009
                                   -----------
            Total                    3,874,709
                                   ===========


All warrants are exercisable at March 31, 2004.

Note 5. Industry Segments

     The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). At March 31, 2004, the Company's three business units, NetView (network and storage solutions), NewBridge (communications deployment) and eLinear (consulting services), have separate management teams and infrastructures that offer different products and services;

                            FOR THE QUARTER ENDED MARCH 31, 2004


                                           Network
                            Consulting   and Storage  Communications
     Dollars ($)             Services     Solutions     Deployment     Consolidated
                            --------------------------------------------------------
                            --------------------------------------------------------
     Revenue                    46,945     3,956,625         171,508      4,175,078
     Segment profit (loss)  (1,273,293)       94,503        (112,834)    (1,480,630)
     Total assets            4,653,444     3,929,364       1,739,373     10,322,181
     Capital expenditures       15,375        34,860             565         50,800
     Depreciation                2,721         4,159           1,626          8,505


                          FOR THE QUARTER ENDED MARCH 31, 2003


                                        Network and
                            Consulting    Storage    Communications
     Dollars ($)             Services    Solutions     Deployment    Consolidated
                            -----------------------------------------------------
                            -----------------------------------------------------
     Revenue                        --    3,151,142              --     3,151,142
     Segment profit                 --       84,555              --        84,555
     Total assets                   --    1,999,441              --     1,999,441
     Capital expenditures           --           --              --            --
     Depreciation                   --        3,394              --         3,394

     The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's financial condition as of March 31, 2004, and its results of operations for the three-month periods ended March 31, 2004 and 2003, should be read in conjunction with the audited consolidated financial statements and notes included in eLinear's Form 10-KSB filed with the Securities and Exchange Commission.

OVERVIEW

     The Company's business currently consists of three operating segments:

     - Product fulfillment and network and storage solutions. Through its wholly owned subsidiary, NetView Technologies, Inc. ("NetView"), the Company offers a complete solution to its customers for the acquisition, management and configuration of complex storage and network server installations.

     - Communications deployment. Through its wholly owned subsidiary, NewBridge Technologies, Inc. ("NewBridge"), the Company provides: (a) structured cabling, which is a set of cabling and connectivity products that integrate the voice, data, video and various management systems of a structure, (b) cabling infrastructure design and implementation, which is the design and implementation of the structured cabling systems, (c) security installation and monitoring, and (d) digital services of voice, data and video over fiber optic networks to residential and commercial customers.

     - Consulting services. The Company offers: (a) consulting services, (b) creative web site design, (c) web site content management software, and (d) technical project management and development services.

     The Company has operated as a technology consulting business since December 1999. It acquired its Internet consulting business as a result of a reverse merger with Imagenuity in 1999. Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services. For the quarter ended March 31, 2004, the consulting segment contributed 1% of its revenue. From 1995, its inception, the Company, which at the time was named Kinetics.com, was engaged in marketing proprietary software programs for use on the world wide web of the Internet. Kinetics.com marketed two software programs designed for use on the Web in 1995 and 1996. During 1996, several creditors of Kinetics.com obtained court judgements against it as a result of non-payment of financial obligations and in 1997, Kinetics.com transferred all of its assets to an unaffiliated third party. Subsequent to the asset transfer, the only activities of Kinetics.com consisted of negotiating settlements with its creditors and attempting to identify a suitable acquisition or merger candidate. While Kinetics.com was the survivor in the merger, from an accounting standpoint, the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, it changed its name to eLinear, Inc.

     The Company completed the acquisitions of NetView and NewBridge during the last fiscal year. In April 2003, eLinear issued 12,961,979 shares of common stock for all of the outstanding common stock of NetView. After the merger the stockholders of NetView owned approximately 90% of eLinear.

     Although NetView became its wholly owned subsidiary, for accounting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. The acquisition resulted in goodwill of $451,925. In March 2004, the Company recorded impairment expense totaling $451,925 related to 100% of the goodwill related to the 2003 eLinear acquisition. In March 2004, the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition. Based on projected estimated future cash flows from the reporting unit purchased in 2003, management determined a full impairment charge was required. Since NetView is deemed to be the acquiring company for accounting purposes, the financial information for the quarters ended March 31, 2004 and 2003 is information derived from the consolidated financial statements of NetView, which contributed 95% of eLinear's revenue for the quarter ended March 31, 2004.

     In July 2003, eLinear completed the acquisition of all the outstanding shares of NewBridge. Pursuant to the transaction, eLinear issued 850,000 shares of common stock valued at $1,062,500, using the average of the bid and asked prices on July 31, 2003, and options to purchase 300,000 shares of common stock valued at $274,000, using Black-Scholes, to the shareholders of NewBridge. The acquisition was accounted for using the purchase method of accounting resulting in goodwill of $1,491,102. NewBridge contributed 4% of eLinear's revenue for quarter ended March 31, 2004.

     The Company's strategy is to expand its operations along the above three reporting segments through internal growth and through acquisitions. Whereas the Company has added two distinct reporting segments through the above listed acquisitions, it intends to expand its operations from all three reporting segments through the addition of personnel to increase sales. The changes in its business strategy have not affected its relationship with any of its customers. eLinear intends to utilize the proceeds from its recent offerings discussed below, as well as through additional offerings, to finance its internal growth and for any acquisitions. The Company does not have any commitments to raise additional funds, and it may be unable to do so in the future. If it does raise additional funds, it may do so at below market prices, which would cause dilution to its shareholders.

RECENT DEVELOPMENTS

     In January 2004, the Company completed a private offering in which it raised gross proceeds of $2,533,850. In February 2004, the Company completed a private offering in which it raised gross proceeds of $2,460,000. Both of these agreements included warrants, which if exercised would bring in an additional $6,992,156. In each of these offerings the Company issued its common stock at prices below the then market price.

     In February 2004, the Company obtained a secured revolving note with Laurus Master Fund, Ltd. ("Laurus"). Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%). The agreement contains two notes: a minimum secured revolving note totaling $2,000,000 and a revolving credit facility totaling $3,000,000 based on eligible accounts receivable. See Note 3 to the unaudited financial statements included herein.

     As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. The terms of the Company's agreement with Laurus requires it to file the registration statement and have the registration statement declared effective by a definitive date, or it has agreed to pay Laurus damages.

CRITICAL ACCOUNTING POLICIES

     General

     The consolidated financial statements and notes included in this Form 10-QSB contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of its assets and liabilities, and affect the disclosure of any contingent assets and liabilities. The Company believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts. The significant accounting policies are described in its financial statements and notes included in its Form 10-KSB filed with the Securities and Exchange Commission.

     Revenue Recognition

     The Company's revenue recognition policy is objective in that it recognizes revenue when products are shipped or services are delivered. Accordingly, there are no estimates or assumptions that have caused deviation from its revenue recognition policy. Additionally, the Company has a limited amount of sales returns, which would affect its revenue earned.

     Goodwill

     As of March 31, 2004, the Company had $1,491,102 of goodwill resulting from the acquisition of NewBridge Technologies, Inc. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. Due to the newness of the NewBridge acquisition, the Company has not performed an impairment assessment of the NewBridge acquisition. Due to the large amount of goodwill presently included in its financial reports, if an impairment is required, its financial condition and results would be negatively affected.

     Accounting for Stock-Based Compensation

     The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." These rules state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company's common stock on the grant date. The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of Financial Accounting Standards Board Statement No. 123." This statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its financial position. No stock-based compensation expense was reflected in the net loss for the three month period ended March 31, 2004, because no options granted under the plans had an exercise price less than the market value of the underlying common stock on the date of the grant and did not begin to vest until after March 31, 2004.

     Allowance  for  Doubtful  Accounts

     The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of its customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to its consolidated results of operations or financial position.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     eLinear's primary business focus is on solving well-defined customer problems or providing a need-proven service. The Company is focused on delivering reliable and effective IT solutions, managed services, software, security solutions, Internet Telephony solutions and network and storage solutions that enable enterprises to restructure and integrate entire business processes while extending them across enterprise boundaries to customers, employees and suppliers. As its arsenal of products, services and solutions grows through internal and external initiatives, its sales force will be required to leverage its cross-selling potential. The Company earns its revenue through the sales efforts of its three distinct business segments. When products and/or services are purchased, the Company invoices its customers and subsequently receives payment for those products and/or services, which generates the cash needed to pay for those products and/or services. Due to its growth, the Company has been required to obtain various lines of credit to finance the purchase of these products.

     Prior to the acquisitions of NetView and NewBridge, eLinear was a technology consulting services firm providing strategic consulting solutions, creative web site design, web site content management software and technical project management and development services to companies seeking to increase productivity or reduce costs through investing in technology. The information technology outsourcing and consulting industry in which the Company operates has declined drastically with substantial overall reductions in information technology investments. This has resulted in a dramatic reduction in spending for information technology services overall, and a significant decrease in the amount of services the Company is able to sell. In order to reduce costs the Company closed its offices in Denver during 2002 and has concentrated its marketing efforts in the Houston market. However, due to the failure of Enron Corp. and weakening financial conditions of companies such as Dynegy Energy and Reliant Resources, the Houston market for information technology services in 2003 and 2004 has been hit particularly hard.

     In order to diversify its business plan, eLinear began seeking merger candidates. It selected NetView due to its list of customers and management with the view toward cross-selling its consulting services with its network and storage solutions customers. The Company's acquisition of NewBridge was determined by its desire to provide a total IT solutions product to its customers, which NewBridge provided the ability to expand its business in the area of communications deployment. In addition to consulting services the Company previously provided, eLinear now offers a full range of IT solutions. These acquisitions have in fact expanded its customer base and provided additional sales opportunities, which were not previously available to it. eLinear intends to expand its business in all three segments of which it operates.

     Revenue. Total revenue for the quarter ended March 31, 2004 was $4,175,078 which was an increase of 33% over the prior year period of $3,151,142. Revenue from the consulting services business segment for the quarter ended March 31, 2004 was $46,945, which was 1% of total revenue. The consulting services business segment has seen a significant decline in customer utilization during 2004 and 2003. Due to the significant reduction in customers, the Company significantly reduced its number of full-time employees and contract personnel during this period in order to reduce costs and conserve its limited resources. In addition, the former CEO and primary consultant of the Company resigned in May 2003 and the Company lost its primary consulting customer in March 2004. The Company does intend to concentrate its efforts on building additional consulting services customer relationships during the current fiscal year and, if successful, add additional personnel to increase its sales. However, there are no guarantees that the Company will be successful in this endeavor. Revenue generated from the network and storage solutions business segment for the quarter ended March 31, 2004 was $3,956,625, which was an increase of $805,483, or 26% over the prior year quarter. The network and storage solutions business segment contributed 95% of total revenue for the current year quarter. The Company was able to increase its revenue over the 2003 period primarily by the addition of sales personnel who had previous customer relationships. The increase in revenue was due to an increase in the amount of products sold and was not affected by an increase in pricing. The Company intends to focus on adding additional customers and personnel to service these customers. Revenue from the communications deployment business segment for the quarter ended March 31, 2004 was $171,508, which was 4% of total revenue.

     Of the revenue generated for the quarter ended March 31, 2004, two customers provided in excess of 10% of the Company's revenue with one contributing 19% and the other 16% of total revenue. If the Company were to lose any of these customers, its financial results may be negatively affected.

     Cost of sales. Total cost of sales for the quarter ended March 31, 2004 was $3,714,762, an increase of $1,151,359, or 45%, over the prior year period of $2,563,403. For the network and storage solutions business segment, cost of sales is comprised of the costs associated with acquiring hardware and software to fill customer orders. For the consulting services business segment, cost of sales consists of full-time personnel and contract employee costs associated with projects eLinear provides to its customers for a fee. For the communications deployment business segment, cost of sales consists of materials and personnel to build the customer infrastructure. The increase in cost of sales was due to the cost of procuring hardware and software to fill an expanded number of customer orders. This amounted to $3,514,148 for quarter ended March 31, 2004. The Company anticipates that cost of sales will increase as revenue increases.

     Gross profit. Total gross profit decreased from $587,739 for the quarter ended March 31, 2003, to $460,316 for the quarter ended March 31, 2004. Total gross profit as a percentage of revenue decreased from 19% for the quarter ended March 31, 2003 to 11% for the current quarter. In order to grow its business with new customers, the Company accepted some lower margin business during the current fiscal quarter. The Company anticipates its profit margin will improve in the future.

     Operating expenses. Total operating expenses for the quarter ended March 31, 2004 were $1,897,674, an increase of $1,398,884, or 281%, over the prior year quarter of $498,790. The various components of this increase are as follows:

     - The Company has added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders, and it has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to hiring full-time employees. At March 31, 2003, the Company employed 13 personnel in the network and storage solutions business segment, which had increased to 20 as of March 31, 2004. The number of employees in the consulting services and communications deployment business segments as of March 31, 2004 were 6 and 7, respectively. There were no payroll and related costs incurred during the prior fiscal quarter for the consulting services or communications deployment business segmentsThe net effect was an increase in payroll and related costs of $286,772, which costs are composed of payroll, payroll taxes and health insurance.

     - Office administration expenses increased from $63,248 for the 2003 period to $229,094 for the current fiscal quarter. The components of office administration are office rent expense, office expenses, travel and entertainment expenses and staff development.

     - Professional services, which is comprised of legal, accounting and consulting fees, increased from $167,825 for the previous year quarter to $201,897 for the current fiscal quarter. The Company has incurred additional legal, accounting and outside services fees during the current fiscal quarter.

     - As previously discussed, in March 2004 the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition. Based on projected future cash flows from the reporting unit, management determined a full impairment charge of $451,925 was required.

     - Other expenses increased from $16,097 for prior year quarter to $471,255 for the current fiscal quarter. The Company has initiated an investor awareness program for current and potential investors. The increase is due to the increased costs associated with this program.

     Interest Expense. Interest expense for the quarter ended March 31, 2004 increased to $43,272 from $4,394 for the prior year quarter. The increase was attributable to the amortization of debt discounts and interest charges associated with the Laurus credit facility.

     Net Loss. The net loss for the quarter ended March 31, 2004 was $1,480,630, or $0.09 per share basic and diluted, compared to net income of $84,555, or $0.01 per share basic and diluted, for the previous year quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Changes in cash flow. Net cash used in operating activities for the quarter ended March 31, 2004, was $3,203,909 compared to $108,598 for the prior year quarter. This was an increase of $3,095,311 over the prior year period. The primary components of net cash used in operating activities for fiscal 2003 were a net loss of $1,480,650, increases in accounts receivable resulting from increased sales when compared to the prior fiscal quarter and increased purchases of inventory associated with the increase in sales. The Company utilized a portion of the cash received from its sales of common stock to reduce its accounts payable, to purchase a certificate of deposit in the amount of $500,000 and to place $500,000 in a restrictive account. The cash used in operating activities was partially offset by non-cash charges totaling $736,829. Cash used in investing activities increased from $1,303 for the prior year fiscal quarter to $63,959 for the current fiscal quarter. The Company purchased property and equipment during the current period of $50,800 and paid a deposit on its new office lease, which increased deposits by $13,159. Cash provided by financing activities increased from $26,988 for the prior year fiscal quarter to $7,246,553 for the current fiscal quarter. This increase was attributable to sales of common stock of $4,584,591, net proceeds from the Laurus financing agreement of $2,539,515, and the exercise of stock options of $338,150. This was partially offset by the repayment of notes due to Messrs. Allen and Casey of $215,703.

     Capital Resources. The Company has funded its operations through the sale of common stock, the exercise of stock options, short-term borrowings from two of its officers, lines of credit and the Laurus financing agreement. During January and February 2004, the Company sold shares of common stock in two private placements for aggregate net proceeds of $4,584,591. During the quarter ended March 31, 2004, the Company received $338,150 through the exercise of stock options. NetView has funded its operations by way of loans from Messrs. Allen and Casey. At December 31, 2003, the amount due these individuals was $215,703. These notes were subsequently repaid during January 2004. NetView has funded its purchases of network and storage solutions products primarily through vendor provided financing arrangements. In March 2003, NetView obtained a $1 million line of credit from Textron Financial Corporation to fund purchases of network and storage solutions product for delivery to customers. This line of credit was secured by all of its assets. In February 2004, the Company retired this line of credit, and entered into a new credit facility with Laurus Master Fund discussed below.

     Liquidity. As of March 31, 2004, the Company had cash balances in non-restricted accounts of $4,533,168 and positive working capital of $7,580,049. In January 2004, the Company completed a private offering and raised gross proceeds of $2,533,850. In February 2004, the Company completed a private offering and raised gross proceeds of $2,460,000. Both of these agreements include warrants, which, if exercised, would raise an additional $8,029,621.

     In February 2004, the Company obtained a secured revolving note with Laurus Master Fund, Ltd. ("Laurus"). Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%). The agreement contains two notes: a minimum secured revolving note totaling $2,000,000 and a revolving credit facility totaling $3,000,000 based on eligible accounts receivable. At March 31, 2004, the Company had drawn down $2,000,000 under the revolver and $1,000,000 under the term note.

     The Company believes it has sufficient capital to implement its business plan and to seek out acquisitions in order to more quickly grow its business. The Company believes it will begin to generate positive cash flow from operations during fiscal 2004 and believes that sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. If expenses are in excess of its estimates or if revenues decline, the Company may need to obtain additional financing to fund its operations. If the Company is required to obtain additional financing, it will be required to do so on a best efforts basis, as it currently has no commitments for any further financing.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements.

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

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued in May 2003 and requires issuers to classify as liabilities (or assets under certain circumstances) three classes of freestanding financial instruments that represent obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

Item 3. Controls and Procedures

     With the participation of management, the Company's chief executive officer and principal accounting officer evaluated the Company's disclosure controls and procedures for the quarter ended March 31, 2004. Based on this evaluation, the chief executive officer and the principal accounting officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is presently not subject to any material legal proceedings outside of the ordinary course of business except as set forth below:

     On December 16, 1999, eLinear and Imagenuity were served with a complaint captioned Chris Sweeney v. Kinetics.com, Inc. and Imagenuity, Inc., Circuit Court, Duval County, Florida, Civil Case Number 1999-7252-CA. The complaint alleged a breach of an alleged oral modification of a written employment agreement between the plaintiff, Chris Sweeney, and Imagenuity and alleged breaches by eLinear and Imagenuity of fiduciary obligations which the plaintiff claims were owed to him. Plaintiff is seeking as damages 20% of our common stock received by the sole shareholder of Imagenuity in connection with the merger of Imagenuity with and into eLinear's subsidiary. After the filing of the complaint, eLinear's subsidiary, eLinear Corporation, was added as a defendant. The Company intends to vigorously contest the case. While the Company believes the case to have no merit, at this stage it is impossible to predict the amount or range of potential loss, if any.

     In December 1999, the Company counter-sued Chris Sweeney in a lawsuit captioned eLinear Corporation v. Chris Sweeney, United States District Court, District of Colorado, Case Number 99-WM-2434. The complaint sought a determination of the rights of the parties with respect to the termination of Chris Sweeney's employment agreement with Imagenuity. The lawsuit was indefinitely stayed pending resolution of the Florida litigation discussed above.

     On March 27, 2003, the Company filed a motion to dismiss for failure to prosecute, since the plaintiff has failed to file any "record activity" in the case for a period of more than one year. On June 13, 2003, the motion to dismiss was denied and the case is moving forward. The Company intends to vigorously contest all claims in this case which is currently in the discovery phase.

     On October 17, 2003, the Company filed a civil suit against Jon Ludwig, its former CEO, for the following causes of action: breach of fiduciary duty; negligent misrepresentation; theft of trade secrets; theft/conversion of property; wrongful interference with existing and prospective contracts; and civil conspiracy. This case is currently in the 127th Judicial District in the District Court of Harris County, Texas. As of March 31, 2004, the Company has not requested a specific damage amount. Discovery in this case is at the beginning stages. Ipath, a direct competitor of the Company and the current employer of defendant Ludwig, was added as an additional defendant. The Company has claimed against Ipath for its complicity with Ludwig in the latter's breach of fiduciary duty.

Item 2. Changes in Securities and Use of Proceeds.

                     RECENT SALES OF UNREGISTERED SECURITIES

     All of the following transactions were completed pursuant to Section 4(2) of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

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

     In January 2004, eLinear entered into a Securities Purchase Agreement with 16 accredited investors, pursuant to which it agreed to sell, and the investors agreed to purchase, an aggregate of 1,964,225 shares of common stock, at a price of $1.29 per share, together with five-year warrants to purchase an aggregate of 1,178,535 shares of common stock at an exercise price of $1.89 per share, and warrants to purchase 1,090,145 shares of common stock at an exercise price of $1.55 per share expiring on the earlier of March 2005 or eight months from the date the Company's registration statement on Form SB-2 becomes effective.

     In January 2004, eLinear issued 66,190 shares of its common stock to two entities and an individual for investor relations services. The parties were sophisticated persons.

     In February 2004, eLinear entered into a Securities Purchase Agreement with 16 accredited investors, pursuant to which it agreed to sell, and the investors agreed to purchase, an aggregate of 1,230,000 shares of common stock, at a price of $2.00 per share, together with five-year warrants to purchase an aggregate of 615,000 shares of common stock at an exercise price of $3.00 per share, and warrants to purchase 615,000 shares of common stock at an exercise price of $2.50 per share expiring on the earlier of February 2006 or one year from the date the Company's registration statement on Form SB-2 becomes effective.

     In February 2004, eLinear entered into a revolving credit facility with an accredited investor. Payment of interest and principal can, under certain circumstances, be made with shares of eLinear common stock at a conversion price of $2.91 per share. In connection with the execution of this credit facility, eLinear issued a seven-year warrant to purchase 290,000 shares of its common stock at exercise prices ranging from $3.05 to $3.32 per share.

     In March 2004, eLinear issued 3,000 shares of its common stock to an individual for consulting services. The individual was a sophisticated person.

     In March 2004, eLinear issued 50,000 shares of its common stock to an entity for legal services. The party was a sophisticated person.

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits. The following exhibits of the Company are included herein.

Exhibit No.    Description
-----------    -----------

2.1 Agreement and Plan of Merger, dated October 11, 1999, between Registrant, eLinear Corporation and Imagenuity, Inc. (incorporated by reference to Exhibit A-1 to Registrant's Current Report on Form 8-K, dated October 25, 1999)
2.2 Agreement and Plan of Merger, dated April 15, 2003, between Registrant, NetView Acquisition Corp. and NetView Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Annual Report on form 10-KSB, dated April 15, 2002)
3.1 Articles of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
3.2 Bylaws of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
3.3 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-QSB for the period ended June 30, 2000)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
10.1 Employment Agreement with Kevan M. Casey (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.2 Employment Agreement with Tommy Allen (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.3 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000)
10.4 Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001)
10.5 Amended and Restated 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated January 14, 2003)
10.6 Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.7 Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)
10.8 Securities Purchase Agreement dated as of January 12, 2004 between eLinear, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, dated January 28, 2004)
10.9 Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K, dated January 28, 2004)
10.10 Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K, dated January 28, 2004)
10.11 Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K, dated January 28, 2004)
10.12 Employment Agreement with Ramzi Milad Nassar (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.13 Securities Purchase Agreement dated as of February 4, 2004 between eLinear, Inc. and the Investors named therein
               (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.14 Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)

10.15 Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.16 Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.17 Common Stock Purchase Warrant Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.18 to Registrant's Form 8-K, dated February 26, 2004)
10.18 Secured Revolving Note Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.19 to Registrant's Form 8-K, dated February 26, 2004)
10.19 Secured Convertible Minimum Borrowing Note Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView
               Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.20 to Registrant's Form 8-K, dated February 26, 2004)
10.20 Minimum Borrowing Note Registration Rights Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.21 to Registrant's Form 8-K, dated February 26, 2004)
10.21 Funds Escrow Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.22 to Registrant's Form 8-K, dated February 26, 2004)
14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-KSB, dated February 13,
               2004)
21.1           Subsidiaries  of Registrant (incorporated by reference to Exhibit
               21.1 to Registrant's Form 10-QSB filed with the Commission on December 19, 2003)
31.1           Certification  of  Kevan  M.  Casey
31.2           Certification  of  Ken  Hedrick
32.1           Certification  for  Sarbanes-Oxley  Act  of  Kevan  M.  Casey
32.2           Certification  for  Sarbanes-Oxley  Act  of  Ken  Hedrick

     (b)  Reports on Form 8-K.

          Registrant filed a report on form 8-K on February 26, 2004, disclosing events pursuant to Item 5 (Other Events). Included within the report were a Securities Purchase Agreement and exhibits for the sale of 1,964,225 shares of eLinear's common stock for an aggregate purchase price of $2,533,850, including warrants to purchase additional common stock. As part of Exhibit
     99.1 to such report, the Company announced a $2.5 million private placement.

SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Signature                         Title                     Date
---------                         -----                     ----


/s/ Kevan M. Casey     Chief Executive Officer          May 24, 2004
------------------
Kevan M. Casey         and Director



/s/ Ken Hedrick        Principal Accounting Officer     May 24, 2004
------------------
Ken Hedrick            and Controller