Form 10QSB
period 2004-06-30
ELINEAR INC
filed 2004-08-23
CIK 1001903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2004

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-07418

                                  eLINEAR, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                       76-0478045
-------------------------------                ---------------------------------
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

     As of August 20, 2004, there were outstanding 20,554,267 shares of common stock, $.02 par value per share.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]
     ---------------------------------------------------------------------------

                                     ELINEAR, INC.
                                INDEX TO FORM 10-QSB/A
                                     JUNE 30, 2004

                                                                              Page No.
                                                                              --------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets June 30, 2004 (unaudited) and          3
                  December 31, 2003

                  Consolidated Statements of Operations (unaudited)                  4
                  Three and Six Months Ended June 30, 2004 and 2003

                  Consolidated Statements of Cash Flows (unaudited)                  5
                  Six Months Ended June 30, 2004 and 2003

                  Notes to Unaudited Consolidated Financial Statements               6

         Item 2.  Management's Discussion and Analysis of Results of                12
                  Operations and Financial Condition

         Item 3.  Controls and Procedures                                           19

PART II  OTHER INFORMATION
                                                                                    20
         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds                         20

         Item 3.  Defaults Upon Senior Securities                                   21

         Item 4.  Submission of Matters to a Vote of Security Holders               21

         Item 5.  Other Information                                                 21

         Item 6.  Exhibits and Reports on Form 8-K                                  22

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                            ELINEAR, INC.
                                     CONSOLIDATED BALANCE SHEETS


                                                                           June 30,     December 31,
                                                                             2004           2003
                                                                         ----------------------------
                                                                         (Unaudited)     (Restated)
                                     ASSETS

Current assets:
  Cash                                                                   $ 1,284,411   $     554,483
  Certificate of deposit                                                     506,032              --
  Cash in restricted accounts                                                500,000              --
  Accounts receivable, net of allowance of $115,288 at June 30, 2004
    and $69,289 at December 31, 2003, respectively                         4,225,565       1,637,217
  Inventory                                                                  276,355         190,555
  Other current assets                                                        43,728          45,708
                                                                         ----------------------------
     Total current assets                                                  6,836,091       2,427,963
Property and equipment, net                                                  326,194          43,662
Goodwill                                                                   1,491,102       1,943,022
Deferred financing costs, net                                                162,892              --
Deposits                                                                      30,484          15,049
                                                                         ----------------------------
Total assets                                                             $ 8,846,763   $   4,429,696
                                                                         ============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                $   696,220   $   1,101,603
  Payable to officers                                                             --          36,336
  Accrued liabilities                                                        553,991         148,747
  Notes payable, officers                                                         --         215,703
                                                                         ----------------------------
     Total current liabilities                                             1,250,211       1,502,389
  Long-term debt, net (Note 3)                                             1,814,560              --
Shareholders' equity:
  Preferred stock, $.02 par value, 10,000,000 shares authorized,
    none issued                                                                   --              --
  Common stock, $.02 par value, 100,000,000 shares authorized,
    20,554,267 and 17,020,754 shares issued and outstanding at
    June 30, 2004 and December 31, 2003, respectively                        411,086         340,415
  Additional paid-in capital                                              10,486,885       3,982,631
  Accumulated deficit                                                     (5,115,979)     (1,395,739)
                                                                         ----------------------------
     Total shareholders' equity                                            5,781,992       2,927,307
                                                                         ----------------------------
Total liabilities and shareholders' equity                               $ 8,846,763   $   4,429,696
                                                                         ============================

See accompanying notes to unaudited consolidated financial statements.

                                                   ELINEAR, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                    (UNAUDITED)

                                                     For the Three Months Ended        For the Six Months Ended
                                                              June 30,                          June 30,
                                                   ---------------------------------------------------------------
                                                        2004             2003            2004            2003
                                                   ---------------------------------------------------------------
                                                                      (Restated)                      (Restated)
Revenue:
    Products                                       $    4,861,464   $   3,256,697   $    8,818,089   $  6,317,315
    Services                                              469,545         207,417          687,998        297,941
                                                   ---------------------------------------------------------------
        Total revenue                                   5,331,009       3,464,114        9,506,087      6,615,256
                                                   ---------------------------------------------------------------

Cost of revenue                                         4,532,912       2,874,382        8,247,674      5,437,785
                                                   ---------------------------------------------------------------
Gross profit                                              798,097         589,732        1,258,413      1,177,471
                                                   ---------------------------------------------------------------

Operating expenses:
    Selling, general and administrative expenses:
       Payroll and related expenses                     1,048,114         426,743        1,583,112        674,969
       Office administration                              491,151          71,284          720,245        134,532
       Professional services                               90,213         280,561          391,204        448,386
       Impairment of goodwill                                  --              --          451,925             --
       Other                                              727,467          48,164        1,099,628         64,261
       Depreciation                                        22,179           5,146           30,684          8,540
                                                   ---------------------------------------------------------------
        Total operating expenses                        2,379,124         831,898        4,276,798      1,330,688
                                                   ---------------------------------------------------------------

Loss from operations                                   (1,581,027)       (242,166)      (3,018,385)      (153,217)

Other income (expense):
    Interest, net                                        (669,218)         (5,419)        (712,490)        (6,187)
    Other                                                  10,635           3,626           10,635             --
                                                   ---------------------------------------------------------------
Net loss                                           $   (2,239,610)  $    (243,959)  $   (3,720,240)  $   (159,404)
                                                   ===============================================================

Net loss per share:
    Basic and diluted                                      ($0.11)         ($0.02)          ($0.20)        ($0.01)
                                                   ===============================================================

Weighted average number of common shares
    outstanding:
        Basic and diluted                              20,546,234      14,030,260       18,736,127     13,499,240
                                                   ===============================================================

See accompanying notes to unaudited consolidated financial statements.

                                  eLINEAR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


                                                           2004         2003
                                                       -------------------------
                                                                     (Restated)
Cash flows from operating activities:
    Net loss                                           $(3,720,240)  $ (159,404)
    Adjustments to reconcile net loss to cash used in
     operating activities:
        Depreciation                                        30,684        8,540
        Impairment of goodwill                             451,920           --
        Bad debt expense                                    46,000           --
        Amortization of debt discounts                     626,124           --
        Stock and stock option based compensation          603,608      200,150
        Changes in assets and liabilities:
            Accounts receivable                         (2,634,347)     163,209
            Inventory                                      (85,800)     (49,248)
            Accounts payable                              (405,383)    (128,200)
            Payable to officers                            (36,336)     (85,775)
            Accrued liabilities                            405,244      (22,172)
            Other                                            1.980      (69,456)
                                                       -------------------------
Net cash used in operating activities                   (4,716,546)    (142,356)
                                                       -------------------------

Cash flows from investing activities:
    Purchase of property and equipment                    (310,794)      (5,124)
    Restricted cash                                       (500,000)          --
    Purchase certificate of deposit                       (506,032)          --
    Deposits                                               (15,435)      (3,249)
                                                       -------------------------
Net cash used in investing activities                   (1,332,261)      (8,373)
                                                       -------------------------

Cash flows from financing activities:
    Proceeds from notes payable due to officers                 --      159,538
    Repayment on notes payable due to officers            (215,703)     (29,959)
    Proceeds from financing agreement                    2,780,500           --
    Repayments of financing agreement                     (444,759)          --
    Payment of upfront financing costs                    (273,000)          --
    Proceeds from exercise of stock options                345,594      123,300
    Proceeds from sale of common stock                   4,586,103           --
                                                       -------------------------
Net cash provided by financing activities                6,778,735      252,879
                                                       -------------------------

Net increase in cash                                       729,928      102,150
Cash and cash equivalents, beginning of period             554,483      120,894
                                                       -------------------------
Cash and cash equivalents, end of period               $ 1,284,411   $  223,044
                                                       =========================

Non-cash transactions:
    Issuance of common stock for NetView acquisition            --   $  480,727
                                                       =========================
    Issuance of options for forgiveness of debt                 --   $   13,188
                                                       =========================

See accompanying notes to unaudited consolidated financial statements.

                                  ELINEAR, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

Note 1.   Organization and Nature of Business

     STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying unaudited consolidated financial statements of eLinear, Inc. and Subsidiaries (the "Company" or "eLinear") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and the results of operations and cash flows for the six months ended June 30, 2004 and 2003.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission.

Stock Options

     At June 30, 2004, the Company had stock-based compensation plans, which are more fully described in Note 8 in the Company's Annual Report on Form 10-KSB/A as filed on February 24, 2004. In addition, on February 10, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the "2004 Plan"), which allows for the issuance of up to 2,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company's success. During the six months ended June 30, 2004, the Company granted 1,309,500 options to various employees under the 2003 Plan and 198,150 options to various consultants under the 2004 Plan. In order to remain fully effective, the 2004 Plan must be approved by the shareholders prior to February 10, 2005.

     The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. The Company recorded $3,246 of stock-based compensation expense which is reflected in the net loss for the six month period ended June 30, 2004, because certain options granted under the 2004 Plan had exercise prices less than the market value of the underlying common stock on the date of the grant. In addition, the Company recorded stock based compensation expense totaling $344,239 related to the options issued to consultants. The consultant options vested immediately and were expensed based on the fair value calculated using the black Scholes pricing model using the following assumptions: 117% volatility, four year life, 1.5% discount rate and 0% dividend yield.

     The following table illustrates the effect on net income and earnings per share if eLinear had applied the fair value recognition provisions of FASB
Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                         Six Months Ended
                                                            June 30,
                                                  ----------------------------
                                                       2004           2003
                                                  -------------  -------------
     Net loss, as reported                        $ (3,720,240)  $   (159,404)
       Stock based compensation under fair value
           method                                     (118,000)       (46,000)
                                                   ------------  -------------
     Pro forma net income (loss)                   $(3,838,240)  $   (205,404)
                                                   ============  =============

     Net income (loss) per share:
         Basic and diluted - as reported                ($0.20)        ($0.01)
       Stock based compensation under fair value        ($0.01)
           method                                                      ($0.01)
                                                   ------------  -------------
         Basic and diluted - pro forma                  ($0.21)        ($0.01)
                                                   ============  =============

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 117%, risk-free interest rate of 1.5%, and expected life of 48 months.

Note 2.   Impairment

     In March 2004, the Company recorded impairment expense totaling $451,920 related to 100% of the goodwill related to the 2003 eLinear acquisition. In March 2004, the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition. During the three months ended June 30, 2004, the Company recognized only $220 of revenue from the consulting services reporting segment. Based on projected estimated future cash flows from the reporting unit purchased in 2003, management determined a full impairment charge was required.

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

Revolver

     The Laurus revolver provides for borrowings of up to the lesser of; (i) $3 million or (ii) 90% of the Company's eligible accounts receivable. The Company borrowed $1,000,000 under the revolving facility on the date of the agreement. The revolving credit facility has a term of three years and accrues interest on outstanding balances at the rate of prime (4.25% as of June 30, 2004) plus 0.75% (with a minimum rate of 4.75%). Laurus has the option to convert all or a portion of the advances under any secured convertible revolving note into shares of the Company's common stock at any time, subject to certain limitations, at a fixed conversion price of $2.91 per share. As amounts are drawn on this line-of-credit, to the extent the current market price exceeds the fixed conversion price, additional interest expense will be recognized for this beneficial conversion feature. The revolving credit facility is secured by all of the assets of the Company. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company paid back the $1,000,000 revolver during the quarter ended June 30, 2004, and drew down additional proceeds totaling $555,241. As of June 30, 2004, the Company had approximately $555,241 outstanding under the revolver.

Term  Note

     The term note has a term of three years. The Company has the option of paying scheduled interest and principal, or prepaying all or a portion of the term note with shares of its common stock at the fixed conversion price of $2.91 per share, provided that the closing price of the common stock is greater than $3.20 per share for the five trading days immediately preceding the payment date and that the shares are registered with the Securities and Exchange Commission or with cash at 115% of the outstanding balance. Laurus also has the option to convert all or a portion of the term note into shares of the Company's common stock at any time, subject to certain limitations, at a fixed conversion price of $2.91 per share. The term note is secured by a blanket lien on all of the Company's assets. As of June 30, 2004, the Company had $2,000,000 outstanding under the term note.

     In conjunction with the Laurus credit facility, Laurus was paid a fee of $219,500 and received a seven-year warrant to purchase up to 290,000 shares of the Company's common stock at prices ranging from $3.05 to $3.32 per share. The warrants, which are exercisable immediately, were valued at $529,338 using a modified Black-Scholes option pricing model. The value of these warrants and the fees paid to Laurus were recorded as a discount to the term note and will be amortized over the term of the loan using the effective interest method.

     The credit facility is considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the term note exceeded the value allocated to the term note on the date of issuance. The difference between the market value of the shares issuable upon conversion and the value allocated to the term note of $510,282 is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature has also been recorded as a discount to the term note and will be amortized over the term of the loan using the effective interest method. In the event the investors convert the debentures prior to the maturity of the agreements, then generally accepted accounting principles require the Company to expense the unamortized balance of the debt discount in full.

     In addition to the $219,500 fee paid to Laurus, the Company paid $273,000 in finder's fees to vSource Capital. The $273,000 was capitalized as deferred financing costs and is being amortized using the effective interest method over the term of the loan agreement.

     During the quarter ended June 30, 2004, the Company paid back the original $1,000,000 it had drawn under the revolver during the quarter ended March 31, 2004Therefore, the Company expensed one third of the discounts recorded in connection with the credit facility on the date the funds were repaid resulting in additional non-cash interest expense of approximately $420,000 during the quarter ended June 30, 2004.

     The following table illustrates the borrowings and repayments made by the Company and the beneficial conversion features and amortization on the Laurus credit facility through June 30, 2004:

     Original loan draw down amount           $ 3,000,000
         Less: Net amount of repayments          (444,759)
                                              ------------
     Face value of amount borrowed              2,555,241
     Fee paid to Laurus                          (219,500)
     Beneficial conversion amount              (1,039,620)
     Amortization of debt discounts               518,439
                                              ------------
     Long-term debt, net as of June 30, 2004  $ 1,814,560
                                              ============

     As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. The terms of its agreement with Laurus require it to file the registration statement and have the registration statement declared effective by a definitive period of time, not to exceed 150 days from February 23, 2004, or within 15 days of the Company's current registration statement being declared effective by the SEC, whichever is earlier. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 90th day after filing the registration statement, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay Laurus liquidated damages of 1.5% of the principal amount of the convertible portion of the note per month. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company's outstanding shares of common stock. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the note. Neither the conversion shares nor the shares underlying the warrants for the Laurus credit facility are being registered under the pending prospectus.

Note 4.   Common Stock

     During the three months ended June 30, 2004, the Company issued 7,500 shares of common stock for services valued at $17,130 using the stock price on the date issued.

     During the three months ended June 30, 2004, the Company issued 16,600 shares of common stock related to the exercise of stock options. The Company received proceeds totaling $7,112.

     In February 2004, the Company sold 1,230,000 shares of its common stock at a price of $2.00 per share, together with five-year warrants to purchase an aggregate of 615,000 shares of common stock at an exercise price of $3.00 per share (the "Class A Warrants"), and warrants to purchase 615,000 shares of common stock at an exercise price of $2.50 per share (the "Class B Warrants") expiring on the earlier of two years from the closing date or one year from the date a registration statement registering the resale of the shares underlying the warrants and the shares becomes effective for an aggregate purchase price of $2,460,000, in a private placement transaction. The Company received proceeds totaling $2,257,800, net of offering costs of $202,200. In addition, the Company issued 61,500 Class A Warrants and 61,500 Class B Warrants to vSource1 as a finders fee.

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

     In January 2004, the Company sold 1,964,223 shares of its common stock at a price of $1.29 per share, together with five-year warrants to purchase an aggregate of 1,178,535 shares of common stock at an exercise price of $1.89 per share (the "Class A Warrants"), and warrants to purchase 1,090,145 shares of common stock at an exercise price of $1.55 per share (the Class B Warrants"), expiring on the earlier of fourteen months from the closing date or eight months from the date a registration statement registering the resale of the shares underlying the warrants and the shares becomes effective for an aggregate purchase price of $2,533,850, in a private placement transaction. The Company received proceeds totaling $2,326,481, net of offering costs of $207,369. In addition, the Company issued 117,854 Class A Warrants and 109,015 Class B Warrants to vSource1 as a finders fee.

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

     As part of the above financings, the Company agreed to file a registration statement with the SEC in order to register the resale of the shares purchased and the shares issuable upon exercise of the warrants. If (i) the registration statement is not declared effective prior to the 120th day after the closing date of each financing, (ii) the Company fails to respond to the comments provided by the SEC to its registration statement within ten days of receipt of comments; or (iii) the registration statement has been declared effective by the SEC and it ceases to remain continuously effective until all the registered securities are resold, the Company has agreed to pay the investors 1.5% of the aggregate purchase price for the first month, and if the event continues to occur, 2.0% of the purchase price per month thereafter. As of June 30, 2004, the Company has incurred fees totaling $137,885.

Note 5.   Common Stock Warrants

     In connection with the equity (Note 3) and debt (Note 4) fundings, the Company issued warrants to acquire common stock at various prices. The following table summarizes the warrants outstanding as of June 30, 2004:

                        Financing    Outstanding
     Exercise Price       Date        Warrants    Expiration Date
     ------------------------------------------------------------
              0.70   December 2003       26,166  December 2005
              1.55   January 2004     1,199,155  March 2005
              1.89   January 2004     1,296,388  January 2009
              2.50   February 2004      676,500  February 2006
              3.00   February 2004      676,500  February 2009
             3.05 *  February 2004      200,000  February 2011
             3.19 *  February 2004       50,000  February 2011
             3.22 *  February 2004       40,000  February 2011
                                     -----------
         Total                         4,164,709
                                     ===========

     All warrants are exercisable at June 30, 2004. The Company has not filed and is not required to file a registration statement for the warrants issued for its December 2003 financing.

* Warrants issued to Laurus Master Fund Ltd. which require the Company to file a registration statement.

Note 6.   Significant Concentration

     One customer accounted for approximately 26% of sales for the six months ended June 30, 2004. No other customers represented more than 10% of sales of the Company for the that period. The Company had one customer which had in excess of 10% of the Company's accounts receivable balance at June 30, 2004. This customer had 23% of the Company's accounts receivable balance.

Note 7.   Restricted Cash

     In conjunction with the Company's credit facility with Textron Financial Corporation ("Textron"), the Company was required to deposit $500,000 in a restrictive cash account and issue Textron a $500,000 letter of credit.

Note 8.   Industry Segments

     The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). At June 30, 2004, the Company's three business units, NetView (network and storage solutions), NewBridge (communications deployment) and eLinear (consulting services), have separate management teams and infrastructures that offer different products and services;

                    FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                           Network
                            Consulting   and Storage   Communications
     Dollars ($)             Services     Solutions      Deployment     Consolidated
                            ---------------------------------------------------------
     Revenue                       220     4,773,855          556,934      5,331,009
     Segment loss           (1,869,568)     (352,527)         (17,515)    (2,239,610)
     Total assets            3,469,416     4,848,968          528,379      8,846,763
     Capital expenditures      136,844       122,598              552        259,994
     Depreciation                8,676        13,310              193         22,179

                    FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                           Network
                            Consulting   and Storage   Communications
     Dollars ($)             Services     Solutions      Deployment     Consolidated
                            ---------------------------------------------------------
     Revenue                    47,165     8,730,480          728,442      9,506,087
     Segment loss           (3,142,861)     (447,030)        (130,349)    (3,720,240)
     Total assets            3,469,416     4,848,968          528,379      8,846,763
     Capital expenditures      152,219       157,458            1,117        310,794
     Depreciation               11,397        17,469            1,818         30,684

                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                           Network
                            Consulting   and Storage   Communications
     Dollars ($)             Services     Solutions      Deployment     Consolidated
                            ---------------------------------------------------------
     Revenue                   297,941     3,166,173               --      3,464,114
     Segment loss             (196,396)      (47,563)              --       (243,959)
     Total assets              277,390     2,218,355          (63,500)     2,432,245
     Capital expenditures           --         5,916               --          5,916
     Depreciation                1,259         3,887               --          5,146

                    FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                           Network
                            Consulting   and Storage   Communications
     Dollars ($)             Services     Solutions      Deployment     Consolidated
                            ---------------------------------------------------------
     Revenue                   297,941     6,317,315               --      6,615,256
     Segment profit (loss)    (196,396)       36,992               --       (159,404)
     Total assets              277,390     2,218,355          (63,500)     2,432,245
     Capital expenditures           --         5,916               --          5,916
     Depreciation                1,259         7,281               --          8,540

     The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's financial condition as of June 30, 2004, and its results of operations for the six-month periods ended June 30, 2004 and 2003, should be read in conjunction with the audited consolidated financial statements and notes included in eLinear's Form 10-KSB/A filed with the Securities and Exchange Commission.

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

     The Company has operated as a technology consulting business since December 1999. It acquired its Internet consulting business as a result of a reverse merger with Imagenuity in 1999. Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services. For the six months ended June 30, 2004, the consulting segment contributed less than 1% of the Company's revenue. From 1995, its inception, the Company, which at the time was named Kinetics.com, was engaged in marketing proprietary software programs for use on the world wide web of the Internet. Kinetics.com marketed two software programs designed for use on the Web in 1995 and 1996. During 1996, several creditors of Kinetics.com obtained court judgements against it as a result of non-payment of financial obligations and in 1997, Kinetics.com transferred all of its assets to an unaffiliated third party. Subsequent to the asset transfer, the only activities of Kinetics.com consisted of negotiating settlements with its creditors and attempting to identify a suitable acquisition or merger candidate. While Kinetics.com was the survivor in the merger, from an accounting standpoint, the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, it changed its name to eLinear, Inc.

     The Company completed the acquisitions of NetView and NewBridge during the last fiscal year. In April 2003, eLinear issued 12,961,979 shares of common stock for all of the outstanding common stock of NetView. After the merger the stockholders of NetView owned approximately 90% of eLinear.

     Although NetView became its wholly owned subsidiary, for accounting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. The acquisition resulted in goodwill of $451,920. In March 2004, the Company recorded impairment expense totaling $451,920 related to 100% of the goodwill related to the 2003 eLinear acquisition. In March 2004, the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition. During the three months ended June 30, 2004, the Company recognized only $220 of revenue from the consulting services business segment. Based on projected estimated future cash flows from the reporting unit purchased in 2003, management determined a full impairment charge was required. Since NetView is deemed to be the acquiring company for accounting purposes, the financial information for the six months ended June 30, 2003 is information derived from the consolidated financial statements of NetView for the six months ended June 30, 2003 and eLinear for the three months ended June 30, 2003. NetView contributed 92% of eLinear's revenue for the six months ended June 30, 2004.

     In July 2003, eLinear completed the acquisition of all the outstanding shares of NewBridge. Pursuant to the transaction, eLinear issued 850,000 shares of common stock valued at $1,062,500, using the average of the bid and asked prices on July 31, 2003, and options to purchase 300,000 shares of common stock valued at $274,000, using Black-Scholes, to the shareholders of NewBridge. The acquisition was accounted for using the purchase method of accounting resulting in goodwill of $1,491,102. NewBridge contributed 8% of eLinear's revenue for six months ended June 30, 2004.

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

RECENT  DEVELOPMENTS

     In January 2004, the Company completed a private offering in which it raised gross proceeds of $2,533,850. In February 2004, the Company completed a private offering in which it raised gross proceeds of $2,460,000. Both of these agreements included warrants, which if exercised would bring in an additional $8,029,621. In each of these offerings the Company issued its common stock at prices below the then market price.

     The Company has filed a registration statement with the Securities and Exchange Commission which is registering the resale of 3,194,225 shares of the Company's common stock and 3,944,737 shares of the Company's common stock underlying the warrants pursuant to the above listed financings. The registration statement has not been declared effective to date.

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

     As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. The terms of the Company's agreement with Laurus requires it to file the registration statement within a definitive period of time not to exceed 150 days from February 23, 2004, or within 15 days of the Company's current registration statement being declared effective by the SEC, whichever is earlier. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 90th day after filing the registration statement, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay
Laurus liquidated damages of 1.5% of the principal amount of the convertible portion of the note per month. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company's outstanding shares of common stock. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the note. Neither the conversion shares nor the shares underlying the warrants for the Laurus credit facility are being registered under the pending prospectus.

CRITICAL ACCOUNTING POLICIES

     General

     The consolidated financial statements and notes included in this Form 10-QSB contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of its assets and liabilities, and affect the disclosure of any contingent assets and liabilities. The Company believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts. The significant accounting policies are described in its financial statements and notes included in its Form 10-KSB/A filed with the Securities and Exchange Commission.

     Revenue  Recognition

     The Company's revenue recognition policy is objective in that it recognizes revenue when products are shipped or services are delivered. Accordingly, there are no estimates or assumptions that have caused deviation from its revenue recognition policy. Additionally, the Company has a limited amount of sales returns, which would affect its revenue earned.

     The Company accounts for arrangements that contain multiple elements in accordance with EITF 00-21, "Revenue Arrangements with Multiple Deliverables". When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, the Company allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

     The Company recognizes revenue from the sale of manufacturer's maintenance and extended warranty contracts in accordance with EITF 99-19 net of its costs of purchasing the related contracts.

     Goodwill

     As of June 30, 2004, the Company had $1,491,102 of goodwill resulting from the acquisition of NewBridge Technologies, Inc. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. Due to the newness of the NewBridge acquisition, the Company has not performed an impairment assessment of the NewBridge acquisition. Due to the large amount of goodwill presently included in its financial reports, if an impairment is required, its financial condition and results would be negatively affected.

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

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of Financial Accounting Standards Board

Statement  No.  123."  This  statement  amends Statement of Financial Accounting
Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its financial position. The Company recorded $3,246 of stock-based compensation expense for employee stock options which was reflected in the net loss for the six month period ended June 30, 2004.

     Allowance  for  Doubtful  Accounts

     The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of its customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to its consolidated results of operations or financial position. As of June 30, 2004, the Company maintained an allowance for doubtful accounts of $115,288, which allowance was 3% of total accounts receivable as of that date.

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

     In order to diversify its business plan, eLinear began seeking merger candidates. It selected NetView due to its list of customers and management with the view toward cross-selling its consulting services with NetView's network and storage solutions customers. The Company's acquisition of NewBridge was determined by its desire to provide a total IT solutions product to its customers, which NewBridge provided the ability to expand its business in the area of communications deployment. In addition to consulting services the Company previously provided, eLinear now offers a full range of IT solutions. These acquisitions have in fact expanded its customer base and provided additional sales opportunities, which were not previously available to it. eLinear intends to expand its business in all three segments of which it operates.

     Revenue. Total revenue for the six months ended June 30, 2004 was $9,506,087 which was an increase of 44% over the prior year period of $6,615,256. Revenue from the consulting services business segment for the six months ended June 30, 2004 was $47,165, which was less than 1% of total revenue. The consulting services business segment has seen a significant decline in customer utilization during 2004 and 2003. Due to the significant reduction in customers in the consulting services business segment, the Company significantly reduced its number of full-time employees and contract personnel during the 2004 period in order to reduce costs and conserve its limited resources. In addition, the former CEO and primary consultant of the Company resigned in May 2003 and the Company lost its primary consulting customer in March 2004. During February 2004, the Company hired a primary consultant and several consulting engineers and the Company intends to concentrate its efforts on building additional consulting services customer relationships during the current fiscal year and, if successful, add additional personnel to increase its sales. However, there are no guarantees that the Company will be successful in this endeavor. Revenue generated from the network and storage solutions business segment for the six months ended June 30, 2004 was $8,730,480, which was an increase of $2,413,165, or 38% over the prior year period. The network and storage solutions business segment contributed 92% of total revenue for the current six month period. The Company was able to increase its revenue over the 2003 period primarily by the addition of sales personnel who had previous customer relationships and has opened a sales office in Dallas, Texas with satellite offices in Austin, Texas and Oklahoma City, OklahomaThe increase in revenue was due to an increase in the amount of products sold and was not affected by an increase in pricing. The Company intends to focus on adding additional customers and personnel to service these customers. Revenue from the communications deployment business segment for the six months ended June 30, 2004 was $728,442, which was 8% of total revenue. As the acquisition of NewBridge did not occur until July 31, 2003, there was no revenue from the communications deployment business segment during the 2003 period.

     Of the revenue generated for the six months ended June 30, 2004, one customer provided in excess of 10% of the Company's revenue with The Methodist Hospital contributing 26% of the revenue. No other customer provided more than 10% of the Company's revenue for the 2004 period. If the Company were to lose this customer, its financial results may be negatively affected.

     Cost of sales. Total cost of sales for the six months ended June 30, 2004 was $8,247,674, an increase of $2,809,889, or 52%, over the prior year period of $5,437,785. The communications deployment business segment had no cost of sales in the 2003 period. The Company hired a consulting manager to replace its former CEO and added several consulting engineers during the quarter ended March 31, 2004 to begin growing its business through selling these services to its existing client base. Additionally for the network and storage solutions business segment, the cost of hardware and software as a percent of revenue increased from 81% for the 2003 period to 88% for the 2004 period which was a result of the addition of a major customer which received favorable pricing from the Company. In order to obtain and retain this customer, the Company lowered its standard pricing for resale of computer hardware and software to this customer. The Company was unable to obtain a reduction in the cost of hardware and software purchased from its vendors, resulting in a decrease in its gross margin. This customer became a customer of the Company during the three months ended June 30, 2003. The Company does not anticipate the favorable pricing it has granted to this customer will change in the future.

     For the network and storage solutions business segment, cost of sales is comprised of the costs associated with acquiring hardware and software to fill customer orders. For the consulting services business segment, cost of sales consists of full-time personnel and contract employee costs associated with projects eLinear provides to its customers for a fee. For the communications deployment business segment, cost of sales consists of materials and personnel to build the customer infrastructure. The increase in cost of sales was due to the cost of procuring hardware and software to fill an expanded number of customer orders. The Company's principal suppliers of hardware and software products are Hewlett Packard and Cisco Systems, which contributed approximately 47% of its sales for the six months ended June 30, 2004. The Company anticipates they will continue to be its principal suppliers in the future. Total hardware and software costs amounted to $7,603,657 for the six months ended June 30, 2004. The Company anticipates that cost of sales will increase as revenue increases.

     Gross profit. Total gross profit increased from $1,177,471 for the six months ended June 30, 2003, to $1,258,413 for the six months ended June 30, 2004. Total gross profit as a percentage of revenue decreased from 18% for the six months ended June 30, 2003 to 13% for the current year period. As previously described, the Company has hired additional personnel in its consulting services business segment in order to market those services to its existing customer base and granted favorable pricing to a major customer which resulted in the decrease in gross profit as a percent of revenue. The Company had not experienced an increase in revenue associated with the increased staffing costs during the six months ended June 30, 2004, but anticipates its revenue and profit margin will improve in the future from this business segment.

     Operating expenses. Total operating expenses for the six months ended June 30, 2004 were $4,276,798, an increase of $2,946,110, or 221%, over the prior year period of $1,330,688. The various components of this increase are as follows:

     - The Company has added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders, and it has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to hiring full-time employees. At June 30, 2003, the Company employed 16 personnel in the network and storage solutions business segment, which had increased to 36 as of June 30, 2004. Additionally, the Company opened a sales office in Dallas, Texas and satellite offices in Austin, Texas and Oklahoma City, Oklahoma. There were no payroll and related costs incurred during the prior year period for the communications deployment business segment. The net effect was an increase in payroll and related costs of $908,143, which costs are composed of payroll, payroll taxes and health insurance.

     - Office administration expenses increased from $134,532 for the 2003 period to $720,250 for the six months ended June 30, 2004. The components of office administration are office rent expense, office expenses, staff development and dues and subscriptions. The Company incurred start-up costs when opening its sales offices in Dallas, Austin and Oklahoma City and relocated its corporate headquarters in Houston, Texas. The Company does not anticipate these costs will be incurred in the future.

     - Professional services, which is comprised of legal, accounting and consulting fees, decreased from $448,386 for the previous year period to $391,204 for the current fiscal period. The Company has incurred additional legal, accounting and outside services fees during the current fiscal year in association with its financings and current litigation which was partially offset by a reduction in contract services.

     - As previously discussed, in March 2004 the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of a key employees after the acquisition. Based on projected future cash flows from the reporting unit, management determined a full impairment charge of $451,925 was required.

     - Other expenses increased from $64,261 for prior year period to $1,099,628 for the current fiscal period. The Company has initiated an investor awareness/marketing program to reach out to current and potential investors and provide them with current news releases and information about eLinear as well as to establish nationwide name recognition to build the "eLinear" name brand for future business. This program consists of investor conferences, electronic media distribution, newspaper coverage, third party representation through introduction to institutional entities and radio coverage. The program was designed by in-house eLinear employees. The cost of this program during the six months ended June 30, 2004 approximated $956,000. A majority of the remaining expenses was the Company's listing fee to the American Stock Exchange.

     Interest Expense. Interest expense for the six months ended June 30, 2004 increased to $712,490 from $6,187 for the prior year period. Of this amount $419,707 was attributable to a one time write-off of debt discounts associated with the Laurus credit facility. The balance was attributable to the amortization of debt discounts and interest charges associated with the Laurus credit facility.

     Net Loss. The net loss for the six months ended June 30, 2004 was $3,720,240, or $0.20 per share basic and diluted, compared to a net loss of $159,404, or $0.01 per share basic and diluted, for the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

     Changes in cash flow. Net cash used in operating activities for the six months ended June 30, 2004, was $4,716,546 compared to $142,356 for the prior year period. This was an increase of $4,574,190 over the prior year period. The primary components of net cash used in operating activities for fiscal 2004 were a net loss of $3,720,240, increases in accounts receivable resulting from increased sales when compared to the prior fiscal period and increased purchases of inventory associated with the increase in sales. The Company utilized a portion of the cash received from its sales of common stock to reduce its accounts payable. The cash used in operating activities was partially offset by non-cash charges totaling $1,758,336. Cash used in investing activities increased from $8,373 for the prior year fiscal period to $1,332,261 for the current fiscal period. The Company utilized a portion of the cash received from its sales of common stock to purchase a certificate of deposit in the amount of $500,000 and to place $500,000 in a restrictive account. The Company purchased computer hardware, office equipment and furniture during the current period for its new offices and employees. The Company does not believe it will incur significant purchases in the future. Cash provided by financing activities increased from $252,879 for the prior year fiscal period to $6,778,735 for the current fiscal period. This increase was attributable to sales of common stock of $4,586,103, net proceeds from the Laurus financing agreement of $2,335,741, and the exercise of stock options of $345,594. This was partially offset by the repayment of notes due to Messrs. Allen and Casey of $215,703 and payment of $273,000 in finders fees associated with the Laurus financing agreement

     Capital Resources. The Company has funded its operations through the sale of common stock, the exercise of stock options, short-term borrowings from two of its officers, lines of credit and the Laurus financing agreement. During January and February 2004, the Company sold shares of common stock in two private placements for aggregate net proceeds of $4,584,591. During the six months ended June 30, 2004, the Company received $345,594 through the exercise of stock options. NetView has funded its operations by way of loans from Messrs. Allen and Casey. At December 31, 2003, the amount due these individuals was $215,703. These notes were subsequently repaid during January 2004. NetView has funded its purchases of network and storage solutions products primarily through vendor provided financing arrangements. In March 2003, NetView obtained a $1 million line of credit from Textron Financial Corporation to fund purchases of network and storage solutions product for delivery to customers. This line of credit was secured by all of its assets. In February 2004, the Company retired this line of credit, and entered into a new credit facility with Laurus Master Fund discussed below.

     Liquidity. As of June 30, 2004, the Company had cash balances in non-restricted accounts of $1,790,443 and positive working capital of $5,585,880. In January 2004, the Company completed a private offering and raised gross proceeds of $2,533,850. In February 2004, the Company completed a private offering and raised gross proceeds of $2,460,000. Both of these agreements include warrants, which, if exercised, would raise an additional $8,029,621.

     In February 2004, the Company obtained a secured revolving note with Laurus Master Fund, Ltd. ("Laurus"). Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%). The agreement contains two notes: a minimum secured revolving note totaling $2,000,000 and a revolving credit facility totaling $3,000,000 based on eligible accounts receivable. At June 30, 2004, the Company had drawn down $2,000,000 under the term loan and $555,241 under the revolver.

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

     As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants within 15 days of the Company's current SB-2 becoming effective or 150 days from February 23, 2004, whichever is earlier. If the Company does not file the SB-2 within the required timeframe it will be required to pay a 1.5% fee every thirty days. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company's outstanding shares of common stock.

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

Item 3.   Controls and Procedures

     In accordance with the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

               PART II        OTHER INFORMATION

Item 1.   Legal Proceedings

     From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is presently not subject to any material legal proceedings outside of the ordinary course of business except as set forth below:

     On December 16, 1999, eLinear and Imagenuity were served with a complaint captioned Chris Sweeney v. Kinetics.com, Inc. and Imagenuity, Inc., Circuit Court, Duval County, Florida, Civil Case Number 1999-7252-CA. The complaint alleged a breach of an alleged oral modification of a written employment agreement between the plaintiff, Chris Sweeney, and Imagenuity and alleged breaches by eLinear and Imagenuity of fiduciary obligations which the plaintiff claims were owed to him. Plaintiff is seeking as damages 20% of the Company's common stock received by the sole shareholder of Imagenuity in connection with the merger of Imagenuity with and into eLinear's subsidiary. After the filing of the complaint, eLinear's subsidiary, eLinear Corporation, was added as a defendant. The Company intends to vigorously contest the case. While the Company believes the case to have no merit, at this stage it is impossible to predict the amount or range of potential loss, if any.

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

     On October 17, 2003, the Company filed a civil suit against Jon Ludwig, its former CEO, for the following causes of action: breach of fiduciary duty; negligent misrepresentation; theft of trade secrets; theft/conversion of property; wrongful interference with existing and prospective contracts; and civil conspiracy. This case is currently in the 127th Judicial District in the District Court of Harris County, Texas. As of June 30, 2004, the Company has not requested a specific damage amount. Discovery in this case is at the beginning stages. Ipath, a direct competitor of the Company and the current employer of defendant Ludwig, was added as an additional defendant. The Company has claimed against Ipath for its complicity with Ludwig in the latter's breach of fiduciary duty.

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

     In April and May 2004, the Company issued a total of 7,500 shares of its common stock to an individual for consulting services. The individual was a sophisticated person.

Item 3    Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.  The  following exhibits of the Company are included herein.

Exhibit No.  Description
-----------  -----------

2.1          Agreement and Plan of Merger, dated October 11, 1999, between Registrant, eLinear
             Corporation and Imagenuity, Inc. (incorporated by reference to Exhibit A-1 to
             Registrant's Current Report on Form 8-K, dated October 25, 1999)
2.2          Agreement and Plan of Merger, dated April 15, 2003, between Registrant, NetView
             Acquisition Corp. and NetView Technologies, Inc. (incorporated by reference to Exhibit
             2.2 to Registrant's Annual Report on form 10-KSB, dated April 15, 2002)
3.1          Articles of Incorporation of Registrant (incorporated by reference to Registrant's Form
             10-KSB for the period ended December 31, 1995)
3.2          Bylaws of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
3.3          Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-QSB for the period ended June 30, 2000)
4.1          Specimen of Registrant's Common Stock Certificate (incorporated by reference to
             Registrant's Form 10-KSB for the period ended December 31, 1995)
10.1         Employment Agreement with Kevan M. Casey (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)  *
10.2         Employment Agreement with Tommy Allen (incorporated by reference to Exhibit 10.3 to
             Registrant's Annual Report on Form 10-KSB, dated April 15, 2003)  *
10.3         2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's
             Definitive Proxy Statement on Schedule 14A, dated June 30, 2000)  *
10.4         Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to
             Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001)  *
10.5         Amended and Restated 2003 Stock Option Plan (incorporated by reference to Exhibit
             10.1 to Registrant's Form S-8, dated January 14, 2003)  *
10.6         Form of Indemnification Agreement for all officers and directors of Registrant
             (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on
             October 24, 2000)
10.7         Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB, dated
             April 15, 2003)  *
10.8         Securities Purchase Agreement dated as of January 12, 2004 between eLinear, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's
             Form 8-K, dated January 28, 2004)
10.9         Form of Class A Warrant issued to each of the Investors in the Securities Purchase
             Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.2 to
             Registrant's Form 8-K, dated January 28, 2004)
10.10        Form of Class B Warrant issued to each of the Investors in the Securities Purchase
             Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.3 to
             Registrant's Form 8-K, dated January 28, 2004)
10.11        Registration Rights Agreement issued to each of the Investors in the Securities Purchase
             Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.4 to
             Registrant's Form 8-K, dated January 28, 2004)
10.12        Employment Agreement with Ramzi Milad Nassar (incorporated by reference to Exhibit
             10.12 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)  *
10.13        Securities Purchase Agreement dated as of February 4, 2004 between eLinear, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.13 to Registrant's
             Annual Report on Form 10-KSB, dated February 13, 2004)
10.14        Form of Class A Warrant issued to each of the Investors in the Securities Purchase
             Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.14 to
             Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)


10.15        Form of Class B Warrant issued to each of the Investors in the Securities Purchase
             Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.15 to
             Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.16        Registration Rights Agreement issued to each of the Investors in the Securities Purchase
             Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.16 to
             Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.17        Common Stock Purchase Warrant Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to
             Exhibit 10.18 to Registrant's Form 8-K, dated February 26, 2004)
10.18        Secured Revolving Note Agreement dated as of February 23, 2004 by and between
             eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus
             Master Fund, LLC (incorporated by reference to Exhibit 10.19 to Registrant's Form 8-K, dated February 26, 2004)
10.19        Secured Convertible Minimum Borrowing Note Agreement dated as of February 23,
             2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge
             Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit
             10.20 to Registrant's Form 8-K, dated February 26, 2004)
10.20        Minimum Borrowing Note Registration Rights Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to
             Exhibit 10.21 to Registrant's Form 8-K, dated February 26, 2004)
10.21        Funds Escrow Agreement dated as of February 23, 2004 by and between eLinear, Inc.,
             NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund,
             LLC (incorporated by reference to Exhibit 10.22 to Registrant's Form 8-K, dated
             February 26, 2004)
14.1         Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
21.1         Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Registrant's Form
             10-QSB filed with the Commission on December 19, 2003)
31.1         Certification of Kevan M. Casey
31.2         Certification of Jim C. Pyle
32.1         Certification for Sarbanes-Oxley Act of Kevan M. Casey
32.2         Certification for Sarbanes-Oxley Act of Jim C. Pyle

*    Indicates management contract or compensatory plan or arrangement.

     (b)  Reports  on  Form  8-K.

          Registrant filed a report on Form 8-K on May 27, 2004, disclosing events pursuant to Item 12 (Results of Operations and Financial Condition) of Form 8-K. As part of Exhibit 99.1 to such report, the Company announced record revenue of $4.2 million for the quarter ended March 31, 2004, released condensed balance sheets and statements of operations for the three Months ended March 31, 2004 and 2003, and significant first quarter achievements.

SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     Signature                           Title              Date
     ---------                           -----              ----


/s/ Kevan M. Casey            Chief Executive Officer       August 23, 2004
----------------------------    and Director
Kevan M. Casey


/s/ Jim C. Pyle               Principal Accounting Officer  August 23, 2004
----------------------------
Jim C. Pyle