Form 10KSB/A
period 2003-12-31
ELINEAR INC
filed 2004-09-08
CIK 1001903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         FORM 10-KSB/A (THIRD AMENDMENT)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                             -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-07418
                                                -------

                                  ELINEAR, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

                    Delaware                           76-0478045
--------------------------------------------------------------------------------
          (State or other jurisdiction                (IRS Employer
        of incorporation or organization)           Identification No.)

2901 West Sam Houston Parkway North, Suite E-300, Houston, Texas      77043
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

   Registrant's telephone number, including area code:          (713) 896-0500
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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of May 21, 2004, based upon the average bid and asked price as of such date on the OTC Bulletin Board, was $25,300,000.

     The Registrant's common stock outstanding as of June 30, 2004, was 20,554,267 shares.

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

--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                       ELINEAR, INC.

                                    INDEX TO FORM 10-KSB
                                     DECEMBER 31, 2003

                                                                                   PAGE NO.
                                                                                   --------
PART I    Item 1.   Description of Business                                               3
          Item 2.   Description of Property                                               7
          Item 3.   Legal Proceedings                                                     8
          Item 4.   Submission of Matters to a Vote of Security Holders                   8

PART II   Item 5.   Market for Common Equity and Related Stockholder Matters              9
          Item 6.   Management's Discussion and Analysis and Results of
                      Operations and Financial Condition                                 10
          Item 7.   Financial Statements                                                 20
          Item 8.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                                40
          Item 8A.  Controls and Procedures                                              40

PART III  Item 9.   Directors, Executive Officers, Promoters and Control Persons,
                      Compliance with Section 16(a) of the Exchange Act                  40
          Item 10.  Executive Compensation                                               40
          Item 11.  Security Ownership of Certain Beneficial Owners and
                      Management                                                         40
          Item 12.  Certain Relationships and Related Party Transactions                 40
          Item 13.  Exhibits and Reports on Form 8-K                                     40
          Item 14.  Principal Accountant Fees and Services                               43

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

ORGANIZATIONAL HISTORY

     The Company operated as a technology consulting business since December 1999. It acquired its Internet consulting business as a result of a reverse merger with Imagenuity, Inc. ("Imagenuity") in 1999. Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services. For the fiscal year ended December 31, 2003, the consulting segment contributed 4% of eLinear's revenue. From 1995, its inception, the Company, which at the time was named Kinetics.com, was engaged in marketing proprietary software programs for use on the world wide web of the Internet. Kinetics.com marketed two software programs designed for use on the Web in 1995 and 1996. During 1996, several creditors of Kinetics.com obtained court judgements against it as a result of non-payment of financial obligations and in 1997, Kinetics.com transferred all of its assets to an unaffiliated third party. Subsequent to the asset transfer, the only activities of Kinetics.com consisted of negotiating settlements with its creditors and attempting to identify a suitable acquisition or merger candidate . While Kinetics.com was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, the Company changed our name to eLinear, Inc.


     As a result of the demise of Enron, Dynegy and other companies in Houston, Texas, IT consulting was extremely limited and in order to grow its business, the Company determined it should expand its offerings and accordingly, acquired NetView and NewBridge.

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

THE COMPANY'S PRODUCTS AND SERVICES

     The Company offers its products and services through three distinct business segments as follows:

     1) Consulting services - the Company offers through this business segment strategic consulting services, creative web site design, web site content management software and technical project management and development services;
     2) Product fulfillment and network and storage solutions - through its wholly owned subsidiary, NetView Technologies, Inc., the Company offers a complete solution to its customers for the acquisition, management and configuration of complex storage and network server installations; and
     3) Communications deployment - through its wholly owned subsidiary, NewBridge Technologies, Inc., the Company provides structured cabling, which is a set of cabling and connectivity products that integrate the voice, data, video and various management systems of a structure, cabling infrastructure design and implementation, which is the design and implementation of the structured cabling systems, security installation and monitoring and digital services of voice, data and video over fiber optic networks to its residential and commercial customers.

     The products the Company sells are "off the shelf" products and it does not incur expenses associated with research and development. The Company does not intend to incur research and development costs in the future as it relies on its vendors and suppliers of products to provide the product upgrades. The Company will rely on its clients to purchase the upgrades from the it.

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

     With respect to the source of the Company's revenue, the Company had four customers, each which provided more than 10% of the Company's revenue for the fiscal year ended December 31, 2003.

COMPETITION

     The Information Technology marketplace is intensely competitive and subject to rapid technological change. The Company's competitors include other Information Technology solutions firms, Internet professional service firms, software firms, product and service fulfillment companies for the acquisition, management and configuration of storage and network installations and providers of communications deployment. These competitors are national, regional and local, including recognizable companies such as EDS, IBM, CompuCom and Accenture. While the Company competes with many entities that have well established brand names, large customer bases and greater resources than it, it believes that its primary competitors are smaller companies with business plans similar to the Company's that rely upon pre-existing relationships to generate repeat business. The Company anticipates that it will face additional competition from new entrants that provide significant performance, price, creative or other advantages over those offered by the Company. Many of these competitors have greater name recognition and resources than the Company.

     The Company's primary focus is on solving well-defined customer problems or providing a need-proven service. It is focused on delivering reliable and effective IT consulting solutions, managed services, software, security solutions, internet telephony solutions, and network and storage solutions that enable enterprises to restructure and integrate entire business processes, extending them across enterprise boundaries to employees, customers and suppliers. The Company believes that as its line of products, services and solutions grows through internal and external initiatives, eLinear's sales force will be presented with cross-selling potential. With appropriate training, its goal is that each customer sales representative will be responsible for selling all the eLinear offerings.

CUSTOMERS

     Four customers account for approximately 21%, 14%, 10% and 10% of the Company's revenue for fiscal year 2003. It does not maintain long-term contractual arrangements with any of these customers and, accordingly, there is no assurance that these customers will continue to conduct business with eLinear in the future. The loss of any of these customers would have a material adverse effect on its business operations. The Company's business model relies upon negotiated sales transactions with its customers on a transaction by transaction basis. Because it does not enter into long-term contracts with its customers, there is no assurance that eLinear will be able to conduct repeat business or long-term business with any one of its current customers. The failure of its customers to continue to do business with it would have a material adverse effect on its business operations.

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

RESEARCH AND DEVELOPMENT

     The Company relies on the providers of the products it sells to upgrade their products through research and development. Consequently, the Company does not perform research and development and has not incurred any research and development costs during the two previous fiscal years and does not anticipate incurring any such costs in the current fiscal year.

EMPLOYEES

     As of March 31, 2004, the Company had 33 full-time employees. None of the Company's employees are covered by any collective bargaining agreements. Management believes that its relations with its employees are good and the Company has not experienced any work stoppages attributable to employee disagreements.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's executive and administrative offices are located at 2901 West Sam Houston Parkway, Suite E-300, Houston, Texas 77043. It leases these facilities. Its lease covers approximately 25,300 square feet and expires on December 31, 2005. Its lease payments are $18,023 per month. The Company also has a marketing and sales office in Dallas, Texas. It leases these facilities. Its lease covers approximately 8,776 square feet and expires May 31, 2009. The lease payments are $10,604 per month. The Company's executive and administrative offices were previously located in another location in Houston, Texas. Its obligation on this space is $5,103 per month and expires October 31, 2004. The Company believes that suitable additional or replacement space will be available to it if required. The Company has no present plans to invest in real estate, real estate mortgages, or persons or entities primarily engaged in real estate activities.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the American Stock Exchange under the symbol "ELU" since April 1, 2004. Prior thereto, and for all periods described in the table below, its common stock traded on the OTC Bulletin Board. The market for the Company's common stock on the OTC Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the approximate high and low closing sales prices per share as reported on the OTC Bulletin Board for the Company's common stock for the last two fiscal years. The quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

                                            High           Low
                                            -------------------
     Year 2003
     ---------
         Quarter ended December 31          $2.75         $1.19
         Quarter ended September 30         $1.62         $0.65
         Quarter ended June 30              $1.00         $0.45
         Quarter ended March 31             $0.45         $0.45
     Year 2002
     ---------
         Quarter ended December 31          $0.55         $0.21
         Quarter ended September 30         $1.35         $0.32
         Quarter ended June 30              $6.00         $1.50
         Quarter ended March 31             $5.15         $1.70


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

     Between September 2 and December 13, 2003, the Company completed a private placement transaction in which it issued to an aggregate of 88 investors (69 were accredited) an aggregate of 1,330,564 shares of common stock for an aggregate purchase price of $931,395. The securities were issued pursuant to the exemption provided by Regulation D of the Securities Act. The Company used the services of NevWest Securities Corporation, a registered broker-dealer, as placement agent to assist it in this private placement, which received sales commission of between 7-10% of the gross proceeds of the offering, as well as warrants to purchase 26,611 shares of Company common stock at an exercise price of $0.70 per share.

     All of the above transactions were completed pursuant to Section 4(2) of the Securities Act (except for the private offering placed by NevWest Securities Corporation). With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the

Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

     With respect to the placement made by NevWest Securities Corporation, such issuances were made pursuant to Rule 505 of Regulation D of the Securities Act, the Company determined that each purchaser was an "accredited investor" as defined in Rule 501(a) under the Securities Act, or if such investor was not an accredited investor, that such investor received the information required by Regulation D.

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

     - Communications deployment. Through its wholly owned subsidiary, NewBridge, the Company provides structured cabling, which is a set of cabling and connectivity products that integrate voice, data, video and various management systems,, cabling infrastructure design and implementation, which is the design and implementation of the structured cabling systems, security installation and monitoring and digital services of voice, data and video over fiber optic networks to its residential and commercial customers.

     The Company operated as a technology consulting business since December 1999. It acquired its Internet consulting business as a result of a reverse merger with Imagenuity, Inc. ("Imagenuity") in 1999. Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services. For the fiscal year ended December 31, 2003, the consulting segment contributed 4% of its revenue. Immediately prior to acquiring the business of Imagenuity, eLinear, which at the time was named Kinetiks.com, Inc. ("Kinetiks.com") did not engage in any business activities except for negotiating and compromising debt and searching for merger candidates. While Kinetics.com was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, the Company changed our name to eLinear, Inc.

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

     In July 2003, the Company completed the acquisition of all the outstanding shares of NewBridge. Pursuant to the transaction, eLinear issued 850,000 shares of its common stock valued at $935,000, using an average of the bid and asked prices on July 31, 2003, and options to purchase 300,000 shares of common stock valued at $274,000 using Black-Scholes to the shareholders of NewBridge. The acquisition was accounted for using the purchase method of accounting resulting in goodwill of $1,491,102, as restated.

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

     As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. The terms of its agreement with Laurus require it to file the registration statement and have the registration statement declared effective by a definitive period of time, not to exceed 150 days from February 23, 2004. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 90th day after filing the registration statement, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay
Laurus liquidated damages of 1.5% of the principal amount of the convertible portion of the note per month. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company's outstanding shares of common stock. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the note. The Company is not obligated at any time to repurchase any portion of the Laurus conversion shares nor the shares underlying the warrants.

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

     Revenue Recognition

     The Company's revenue recognition policy is objective in that it recognizes revenue when products are shipped or services are delivered. Accordingly, there are no estimates or assumptions that have caused deviation from its revenue recognition policy. Additionally, the Company has a limited amount of sales returns which would affect its revenue earned.

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


     Goodwill

     As of December 31, 2003, the Company had $1,943,022 of goodwill, as restated, resulting from the acquisitions discussed above. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. Due to the large amount of goodwill presently on the Company's financial reports, if an impairment is required the Company's financial condition and results would be negatively affected.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company's primary business focus is on solving well-defined customer problems or providing a need-proven service. It is focused on delivering reliable and effective IT solutions, managed services, software, security solutions, Internet telephony solutions and network and storage solutions that enable enterprises to restructure and integrate entire business processes while extending them across enterprise boundaries to customers, employees and suppliers. As its arsenal of products, services and solutions grows through internal and external initiatives, its sales force will be required to leverage its cross-selling potential. The Company earns its revenue through the sales efforts of its three distinct business segments. When products and/or services are purchased, the Company invoices its customers and subsequently receives payment for those products and/or services, which generates the cash needed to pay for those products and/or services. Due to its growth, the Company has been required to obtain various lines of credit to finance the purchase of these products.

     Prior to the acquisitions of NetView and NewBridge, the Company was a technology consulting services firm providing strategic consulting solutions, creative web site design, web site content management software and technical project management and development services to companies seeking to increase productivity or reduce costs through investing in technology. The information technology outsourcing and consulting industry in which the Company operates has declined drastically with substantial overall reductions in information technology investments. This has resulted in a dramatic reduction in spending for information technology services overall, and a significant decrease in the amount of services the Company is to sell. In order to reduce costs eLinear closed its offices in Denver during 2002 and has concentrated its marketing efforts in the Houston market. However, due to the failure of Enron Corp. and weakening financial conditions of companies such as Dynegy Energy and Reliant Resources, the Houston market for information technology services in 2002 and 2003 has been hit particularly hard.

     In order to diversify its business plan, the Company began seeking merger candidates. eLinear selected NetView due to its list of customers and management with the view toward cross-selling our consulting services with its network and storage solutions customers. Its acquisition of NewBridge was determined by its desire to provide a total IT solutions product to its customers, which NewBridge provided the ability to expand its business in the area of communications deployment. In addition to its consulting services it previously provided, it now offers a full range of IT solutions. These acquisitions have in fact expanded its customer base and provided additional sales opportunities, which were not previously available to it. The Company intends to expand its business in all three segments of which it operates.

     eLinear is specifically focused on growing its business across all offerings. This growth will in some instances be pursued internally and in others, externally via acquisitions.

Internal Growth
---------------
     The primary focus internally will be on making strategic hires for our network solutions, IP Telephony solutions and security solutions. This has and will continue to include:
     1) account executives that bring to eLinear established relationships with customers and
     2) technical resources and engineers that can assess, architect, design, implement, support and maintain all the different aspects required by our solutions.

     Much of our internal growth will also come from leveraging our ability to cross-sell our diverse offerings to our entire customer base. We also plan to expand into the geographies that our current customers have presences in, and hence, would be relatively easier than expanding into other geographies without any inroads into them. More specifically, below are some current initiatives being worked on:
     1) IP Telephony - the design, architecting, implementation and roll-out of corporate Voice over Internet Protocol telephone systems integrated with data networks, eliminating the need for traditional switching telephone systems - we have identified several account executives and engineers that would enable broader customer coverage. Concurrently, we are in the process of upgrading our certification levels with partners in order to provide us with better services, pricing and opportunities (primarily Cisco).
     2) Network Solutions - we continually hire account executives and engineers that enable broader customer coverage by bringing new customers and skills to eLinear. Most recent example is the hiring of nearly 25 people in Dallas as an extension of our Houston presence.
     3) Security Solutions - we are in the process of hiring security specific account executives to grow security system sales to our customers, with the solutions being enabled via strategic partnerships (Cisco, Netscreen, etc.)

     All of our solutions will be distributed through our internal sales and engineering forces. At this time, we will not be relying on a reseller channel.

External Growth
---------------
     The primary focus externally will be on making strategic acquisitions into areas that we feel we want to compete in but will not be able establish and grow a competitive presence internally. The security systems arena is the main area where our acquisitions will be targeted. Intrusion technology firms and security consulting firms that can perform vulnerability assessments, penetration testing and security policy creation represent areas that we feel we can be more effective acquiring into. Several candidates have been identified and we are in discussions with several parties, although nothing definitive has been agreed to.

Financing Our Growth
--------------------
     Currently, we have enough cash on our balance sheet and credit through our lines of credit to fund our internal working capital needs, which include internal growth initiatives over the next twelve months, and one acquisition. Moving forward, should we determine that it is strategically important to make multiple acquisitions, then we may need to pursue additional funding for those acquisitions.

Purchase of New Products
------------------------
     From a procurement perspective, we have lines of credit with Textron and our three primary vendors Ingram Micro, Synnex and Tech Data that are needed in order to fund the purchase of hardware required for our solutions offerings. Our new products are purchased primarily through one of the three vendors, Ingram Micro, Synnex and Tech Data. If the credit line at each vendor becomes over extended, then that vendor gets paid by Textron immediately at invoicing of the product. eLinear then has 30 days to pay Ingram Micro, Synnex and Tech Data and 45 days to pay Textron. This enables us to maintain liquidity and rapid procurement on behalf of our customers.

NetView Acquisition
-------------------
     The acquisition of NetView brought to eLinear customers that need services in the network solutions market - including the design, procurement, implementation, support and maintenance of corporate networks. NetView's customer base ranges from the likes of the Fortune 2000 to small and medium businesses. Industry verticals that Netview customers are in, and hence are new markets to eLinear, include energy, healthcare, state and local governments, finance and several others. The opportunities acquired are general in nature and there was not any specific opportunity that was deemed material in making this acquisition. Network solutions will be selectively expanded through the hiring of key account executives with long-term, well-established client relationships.

NewBridge Acquisition
---------------------
     The acquisition of NewBridge brought to eLinear customers that need services in the network infrastructure market - including the design, procurement, implementation, support and maintenance of physical network infrastructure such as structured cabling, network access points (drops), secure card access, closed circuit TV, and other services. NewBridge's customer base includes Houston based businesses, big and small, that require physical infrastructure for networks in new facilities, expansions, upgrades and for maintenance of existing facilities. Industry verticals that NewBridge customers are in include energy and state and local governments (Houston Independent School District, Harris County) and several others. Part of the strategic reason for the acquisition was an opportunity to develop infrastructure services for residential communities, including security alarm installation and monitoring. That opportunity has not yet materialized. Network infrastructure solutions will be selectively expanded through the hiring of key account executives with long-term, well-established commercial client relationships. There is little emphasis on the residential aspect of infrastructure.

Challenges  and  Risks
----------------------
     1) Continued improvement in IT spending trends, specifically on security and regulatory compliance technology enablement - eLinear plans to address this by continually refocusing on solutions that are critical to clients, granting eLinear access to areas that warrant technology and strategic spending;
     2) General economic conditions, at the local, regional and national level; and
     3) Continued access to capital and human capital resources - eLinear continually attends conferences where capital sources are marketing their services and such relationships are continually maintained. eLinear continually utilizes the services of recruiters in order to ensure access to high quality human capital talent.

     Revenue. Total revenue for the year ended December 31, 2003 was $13,501,140 which was an increase of 82% over the prior year period of $7,437,184. Revenue from the consulting services business segment for fiscal 2003 was $608,370, which was 4% of total revenue. The consulting services business segment has seen as significant decline in customer utilization during 2002 and 2003. Due to the significant reduction in customers, the Company significantly reduced its number of full-time employees and contract personnel during the period in order to reduce costs and conserve limited resources. In addition, the former CEO and primary consultant of the Company resigned in May 2003 and the Company lost its primary consulting customer in March 2004. The Company does intend to concentrate its efforts on building additional consulting service customer relationships during the current fiscal year and, if successful, add additional personnel to increase sales. The Company intends to concentrate on building additional customer relationships during the current fiscal year and, if successful, add additional personnel to increase its sales. Revenue generated from the network and storage solutions business segment for fiscal 2003 was $12,686,133, which was an increase of $5,248,949, or 71% over fiscal 2002. The network and storage solutions business segment contributed 94% of total revenue for fiscal 2003. The Company was able to increase its revenue over the 2002 period primarily by the addition of sales personnel who had previous customer relationships. The increase in revenue was due to an increase in the amount of product sold and was not affected by an increase in pricing. eLinear intends to focus on adding additional customers and personnel to service these customers. Revenue from the communications deployment business segment for fiscal 2003 was $206,637, which was 2% of total revenue.

     NetView began its operations in the first quarter of 2002 and began to earn revenue in February 2002 on a limited basis. The increase in revenue in fiscal 2003 was a result of a full twelve months of sales by NetView during the 2003 period, as well as an increase in the number of customers and orders that NetView procured during the period. The revenue percentage increase attributable to a full twelve months of operations during the 2003 period was 50% and the increase attributable to an increase in the number of customers was 16%. Additional increases in revenue resulted from the contribution by the consulting services and communications deployment business segments, which were not present in fiscal 2002. These business segments contributed 4% and 2%, respectively, of total revenue for fiscal 2003. During fiscal 2003, the Company's primary consulting employee resigned. The Company has worked to retain additional consultants, but if it is unable to do so, its consulting services revenues may decline in future periods.

     Of the revenue generated for the period ended December 31, 2003, four customers provided in excess of 10% of the Company's revenue. The loss of any of these customers may have an adverse financial effect on the Company.

     Cost of sales. Total cost of sales for the year ended December 31, 2003 was $11,357,405, an increase of $4,906,243, or 76%, over the 2002 period of $6,461,162. For the network and storage solutions business segment, cost of sales is comprised primarily of the costs associated with acquiring hardware and software to fill customer orders. For the consulting services business segment, cost of sales consists primarily of full-time personnel and contract employee costs associated with projects the Company provides to its clients for a fee. For the communications deployment business segment, cost of sales consists primarily of materials and personnel to build the customer infrastructure. The primary component of the increase in cost of sales was the cost of procuring hardware and software to fill an expanded number of customer orders. The Company's principal suppliers of hardware and software products are Hewlett Packard and Cisco, which contributed approximately 65% of its sales for fiscal 2003. The Company anticipates they will continue to be its principal suppliers in the future. Total hardware and software costs amounted to $10,840,416 for fiscal 2003. The Company anticipates that cost of sales will increase as revenue increases.

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

     Operating expenses. Total operating expenses for the year ended December 31, 2003, were $3,171,553, an increase of $2,405,855, or 314%, over fiscal 2002 of $765,698. The Company added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders and has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to full-time employees. At the end of fiscal 2002, the Company employed 14 personnel in the network and storage solutions business segment, which had increased to 23 by the end of 2003. This resulted in an increase in payroll costs of approximately $480,000, excluding other payroll related costs. The number of employees in the consulting services business segment decreased from 11 at the beginning of fiscal 2002 to two as of December 31, 2003, and there were two employees in the communications deployment business segment. The net effect was an increase in payroll and related costs of $1,164,933, which costs are primarily composed of payroll, payroll taxes and health insurance. There were no payroll and related costs incurred during fiscal 2002 for the consulting services or communications deployment business segments.

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

LIQUIDITY AND CAPITAL RESOURCES

     Changes in cash flow. The Company currently manages the payment of its current liabilities and other obligations on a monthly basis, as cash becomes available. Net cash used in operating activities for the year ended December 31, 2003, was $1,106,769 compared to net cash provided by operating activities of $241,253 for fiscal 2002. This was a reduction of $1,348,022 over the prior year. The primary components of net cash used in operating activities for fiscal 2003 were a net loss of $1,022,161, increases in accounts receivable resulting from increased sales when compared to the prior year and increased purchases of inventory associated with the increase in sales. We utilized a portion of our operating cash flow to reduce our accounts payable and to make payments on certain indebtedness due to two of our officers. Cash used by investing activities decreased from $46,527 for fiscal 2002 to $19,143 for fiscal 2003. Cash provided by financing activities increased from a use of $73,832 for fiscal 2002 to $1,559,501 for fiscal 2003. This increase was primarily attributable to sales of common stock and through the exercise of stock options.

     Capital Resources. The Company has funded its operations through the sale of common stock, the exercise of stock options, short-term borrowings from two of its officers and lines of credit. From September 2 to December 13, 2003, the Company sold shares of its common stock in a private placement for aggregate net proceeds of $838,255. During the year ended December 31, 2003, the Company received $745,443 through the exercise of options. NetView has funded its operations by way of loans from Messrs. Allen and Casey. At December 31, 2003, the amount due these individuals was $215,703. These notes were subsequently repaid during January 2004. NetView has funded its purchases of network and storage solutions products primarily through vendor provided financing arrangements. In March 2003, NetView obtained a $1 million line of credit to fund purchases of network and storage solutions product for delivery to customers. Under the terms of the agreement, NetView has 45 days to pay for product financed by Textron at no interest. After 45 days, NetView must pay interest to Textron at the annual rate of prime plus six percent (6%). This is secured by essentially all of the Company's and NetView's assets, as well as by personal guarantees delivered by two of the Company's officers and their wives. In February 2004, the Company retired this line of credit, entered into a new $500,000 line of credit with Textron with a $500,000 letter of credit and entered into a new credit facility with Laurus Master Fund discussed below.

     Liquidity. As of December 31, 2003, the Company had cash balances in non-restricted accounts of $554,483 and positive working capital of $925,574. In January 2004, the Company entered into a securities purchase agreement with several accredited investors and raised gross proceeds of $2,533,850.

In February 2004, the Company entered into another securities purchase agreement with several accredited investors and raised gross proceeds of $2,460,000. Both of these agreements include warrants, which if exercised will bring in an additional $8,029,621.

     In February 2004, as mentioned above, the Company retired the line of credit with Textron, entered into a new $500,000 credit facility with Textron with a $500,000 letter of credit and entered into a revolving credit facility with Laurus Master Fund. Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%) based on our eligible accounts receivable balances. eLinear is permitted to go over its borrowing limit, which is referred to as getting an "overadvance," if it gets the approval of Laurus. These overadvances typically accrue interest at a rate of 1.5% per month, but until August 2004, the Company are not required to pay this interest amount on any overadvances. As of February 25, 2004, the Company had approximately $3.0 million outstanding on this credit facility. This credit facility is secured by all of its assets. At the option of the holder, the outstanding balance on the credit facility can be converted into shares of eLinear common stock at a conversion price of $2.91. In connection with execution of this credit facility, eLinear issued Laurus a seven-year warrant to purchase 290,000 shares of eLinear common stock at exercise prices ranging from $3.05 to $3.32 per share. The Company has the ability to prepay any amounts owed under this credit facility at 115% of the principal amount

     As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants within 15 days of the Company's current SB-2 becoming effective or 150 days from February 23, 2004. If the Company does not file the SB-2 within the required timeframe it will be required to pay a 1.5% fee every thirty days. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company's outstanding shares of common stock. The
Company is not obligated at any time to repurchase any portion of the Laurus conversion shares nor the shares underlying the warrants.

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

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

January 22, 2004, except for Note 14 dated February 29, 2004

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


Gerald R. Hendricks & Company, P.C.

Westminster, Colorado
March 31, 2003

                                        ELINEAR, INC.
                                      AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                      DECEMBER 31, 2003


                                                                                  Restated
                                                                                ------------
                                     ASSETS

Current assets:
    Cash                                                                        $   554,483
    Accounts receivable, net of allowance of $69,289 and $54,000 at
      December 31, 2003 and 2002, respectively                                    1,637,217
    Inventory                                                                       190,555
    Other current assets                                                             45,708
                                                                                ------------
        Total current assets                                                      2,427,963
                                                                                ------------

Property and equipment, net                                                          43,662
Goodwill                                                                          1,943,022
Deposits                                                                             15,049
                                                                                ------------
Total assets                                                                    $ 4,429,696
                                                                                ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                                                     $ 1,101,603
    Payable to officers                                                              36,336
    Accrued liabilities                                                             148,747
    Notes payable, shareholders                                                     215,703
                                                                                ------------
        Total current liabilities                                                 1,502,389
                                                                                ------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued           --
    Common stock, $.02 par value, 100,000,000 shares authorized,
      17,020,754 shares issued and outstanding at
      December 31, 2003                                                             340,415
    Additional paid-in capital                                                    3,982,631
    Accumulated deficit                                                          (1,395,739)
                                                                                ------------
        Total shareholders' equity                                                2,927,307
                                                                                ------------
Total liabilities and shareholders' equity                                      $ 4,429,696
                                                                                ============

See accompanying notes to consolidated financial statements.

                                   ELINEAR, INC.
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                            2003          2002
                                                        --------------------------
Revenue:
  Products                                              $12,623,092   $ 7,437,184
  Services                                                  878,048            --
                                                        --------------------------
        Total revenue                                    13,501,140     7,437,184
                                                        --------------------------

Cost of revenue:
  Products                                               10,840,416     6,461,162
  Services                                                  526,989
                                                        --------------------------
        Total cost of revenue                            11,367,405     6,461,162
                                                        --------------------------

        Gross profit                                      2,133,735       976,022
                                                        --------------------------

Operating expenses:
  Selling, general and administrative expenses:
    Payroll and related expenses                          1,544,431       379,498
    Office administration                                   175,159       136,672
    Professional services                                   526,664       114,409
    Other                                                   905,009       125,976
                                                        --------------------------
  Total selling, general and administrative               3,151,263       756,555
  Depreciation                                               20,290         9,143
                                                        --------------------------
        Total operating expenses                          3,171,553       765,698
                                                        --------------------------

Income (loss) from operations                            (1,037,818)      210,324
                                                        --------------------------

Other income (expense):
    Interest, net                                           (30,775)      (10,930)
    Other income                                             46,432            --
                                                        --------------------------
        Total other income (expense)                         15,657       (10,930)
                                                        --------------------------

Income (loss) before pro forma net income tax expense    (1,022,161)      199,394
Pro forma income tax expense                                     --      (106,554)
                                                        --------------------------
Pro forma net income (loss)                             $(1,022,161)  $    92,840
                                                        ==========================

Net income (loss) per share:
    Basic and diluted                                   $     (0.07)  $      0.01
                                                        ==========================

Weighted average number of common shares outstanding:
    Basic and diluted                                    14,382,140    12,961,979
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

                                                ELINEAR, INC.
                                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                               Common Stock      Additional                     Total
                                           --------------------   Paid-in    Accumulated     Shareholders'
                                             Shares     Amount    Capital      Deficit     Equity (Deficit)
                                           -----------------------------------------------------------------

Balances, January 1, 2002                          --  $     --  $       --  $        --   $             --
Stock issued to founders for cash          12,961,979   259,240          --     (572,972)          (313,732)
Net income                                         --        --          --      199,394            199,394
                                           -----------------------------------------------------------------
Balances December 31, 2002                 12,961,979   259,240          --     (373,578)          (114,338)
Stock issued in reverse acquisition         1,043,761    20,875     429,843           --            450,718
Stock issued for cancellation of warrants     134,750     2,695      51,205           --             53,900
Exercise of stock options                     573,700    11,474     733,969           --            745,443
Issuance of stock options for
  forgiveness of debt                              --        --      13,188           --             13,188
Stock issued for services                     126,000     2,520     340,789           --            343,309
Stock options issued for services                  --        --     114,493           --            114,493
Stock issued for cash, net of costs         1,330,564    26,611     811,644           --            838,255
Stock options issued for acquisition               --        --     274,000           --            274,000
Stock issued for acquisition                  850,000    17,000   1,195,500           --          1,230,500
Net loss                                           --        --          --   (1,022,161)        (1,022,161)
                                           -----------------------------------------------------------------
Balances, December 31, 2003                17,020,754  $340,415  $3,982,631  $(1,395,739)  $      2,927,307
                                           =================================================================

See accompanying notes to consolidated financial statements.

                                          ELINEAR, INC.
                                        AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                          2003          2002
                                                                      --------------------------

Cash flows provided by (used in) operating activities:
    Net income (loss)                                                 $(1,022,161)  $   199,394
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation                                                       20,290         9,143
        Stock and stock option based compensation                         511,702            --
        Bad debt expense                                                       --        54,000
        Changes in assets and liabilities:
            Accounts receivable                                          (311,486)   (1,616,653)
            Inventory                                                    (173,608)      (16,947)
            Other current assets                                          (45,708)           --
            Accounts payable                                             (115,517)    1,456,952
            Payable to officers                                           (59,000)       64,000
            Accrued liabilities                                            88,719        91,364
                                                                      --------------------------
Net cash provided by (used in) operating activities                    (1,106,769)      241,253
                                                                      --------------------------

Cash flows from investing activities:
    Purchase of property and equipment                                     (9,886)      (40,735)
    Deposits                                                               (9,257)       (5,792)
                                                                      --------------------------
Net cash used in investing activities                                     (19,143)      (46,527)
                                                                      --------------------------

Cash flows from financing activities:
    Proceeds from notes payable due to officers                           161,262       357,000
    Repayment on notes payable due to officers                           (185,459)     (117,100)
    Proceeds from exercise of stock options                               745,443            --
    Proceeds from sale of common stock                                    838,255         1,000
    Distribution to S Corporation shareholders                                 --      (314,732)
                                                                      --------------------------
Net cash provided by (used in) financing activities                     1,559,501       (73,832)
                                                                      --------------------------
Net increase in cash                                                      433,589       120,894
Cash and cash equivalents, beginning of year                              120,894            --
                                                                      --------------------------
Cash and cash equivalents, end of year                                $   554,483   $   120,894
                                                                      ==========================


Non-cash transactions:
    Issuance of stock in reverse acquisition                          $   450,718   $        --
                                                                      ==========================
    Issuance of stock for acquisition                                 $ 1,504,500   $        --
                                                                      ==========================
    Issuance of options for forgiveness of debt                       $    13,188   $        --
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


e)   Goodwill

     Goodwill represents the excess of purchase price over net assets acquired. Goodwill is not amortized, but is tested at least annually for impairment. The impairment testing is performed at a reporting unit level and consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income approach, which requires the Company to calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference.

f)   Long-lived Assets

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

g)   Use of Estimates

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

i)   Revenue Recognition

     Consulting  Services  Segment  -  Revenue  from  time-and-materials service
     -----------------------------
     contracts, maintenance agreements and other services are recognized as services are provided.

     Communications  Deployment  Segment  -  Revenues from fixed-price contracts
     -----------------------------------
     related to the delivery of voice, video and data services are recognized in the period the services are performed. These services are generally provided over a period of one to four weeks, depending on the size of the contract.

     Network  Storage  and Solutions Segment - Revenues on the sale of products,
     ---------------------------------------
     which are shipped from eLinear's stock of inventory, are recognized when the products are shipped provided that appropriate signed documentation of the arrangement, such as a signed contract, purchase order or letter of agreement, has been received, the fee is fixed or determinable and collectability is reasonably assured. In accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19 "Recording Revenue Gross as a Principal Versus Net as an Agent", revenue from drop shipments of third-party hardware and software sales are recognized upon delivery, and recorded at the gross amount when eLinear is responsible for fulfillment of the customer order, has latitude in pricing, has risk of loss during shipment of the inventory, incurs credit risk on the receivable and has discretion in the selection of the supplier.

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

     Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 2003 , net loss and the Company's December 31, 2002, net income would have been changed to the pro forma amounts indicated below.

                                                          December 31,   December 31,
                                                              2003           2002
                                                         -----------------------------
     Net income (loss):
       As reported                                       $  (1,022,161)  $     199,394
       Stock based compensation under fair value method       (103,768)             --
                                                         -----------------------------
       Pro forma                                         $  (1,125,929)  $     199,394
                                                         =============================

     Net income (loss) per share - basic and diluted:
       As reported                                       $       (0.07)  $        0.01
       Stock based compensation under fair value method          (0.01)             --
                                                         -----------------------------
       Pro forma                                         $       (0.08)  $        0.01
                                                         =============================

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


m)   New Accounting Pronouncements

     The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

n)   Vendor Rebates

     Through May 2003, the Company received vendor rebates for achieving certain purchase or sales volume. The Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") is effective for arrangements with vendors initiated on or after January 1, 2003. EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. The provisions of this consensus have been applied prospectively. The adoption of EITF 02-16 did not have a material impact on the Company's financial statements as a whole.

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

     On July 31, 2003, eLinear completed the acquisition of all the issued and outstanding shares of NewBridge Technologies, Inc. (formerly MMGD, Inc.). Pursuant to the transaction, eLinear issued 850,000 shares of its common stock valued at $1,230,500, using the stock price on the date of the merger (See Note
15), and options to purchase 300,000 shares of common stock valued at $274,000 using Black-Scholes to the shareholders of NewBridge. As of the effective date NewBridge became a wholly owned subsidiary of eLinear. The acquisition was accounted for using the purchase method of accounting resulting in an excess purchase price over the fair value of net tangible assets was $1,491,102, as restated, all of which was allocated to goodwill.

     The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition dates.

                              eLinear   NewBridge     Total
                              --------  ----------  ----------

     Current assets           $110,467  $  126,455  $  236,922
     Property and equipment     11,392      11,082      22,474
     Goodwill                  451,920   1,491,102   1,943,022
                              --------  ----------  ----------
       Total assets acquired   573,779   1,628,639   2,202,418
                              --------  ----------  ----------

     Current liabilities       123,061     124,139     247,200
                              --------  ----------  ----------
       Net assets acquired    $450,718  $1,504,500  $1,955,218
                              ========  ==========  ==========

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

                                                Twelve Months Ended
                                                    December 31,
                                                 2003         2002
                                             ------------  -----------

     Revenue                                 $14,059,714   $8,824,164
     Net loss                                $(1,093,213)  $ (264,814)
     Net loss per share - basic and diluted  $     (0.08)  $    (0.02)



Note 4. Property and Equipment

     Property and equipment consist of the following at December 31, 2003:

                                 Estimated Lives
                                 ---------------  ---------
     Automobile                          5 years  $ 12,806
     Computer equipment                  3 years    72,411
     Furniture and equipment             7 years    20,159
                                                  ---------
                                                   105,376
     Accumulated depreciation                      (61,714)
                                                  ---------
     Net property and equipment                   $ 43,662
                                                  =========

Note 5. Commitments and Contingent Liabilities

     As of December 31, 2003, the Company's executive and administrative offices were located at 7240 Brittmoore, Suite 118, Houston, Texas 77041, which facilities are leased by the Company. The Company's lease on these premises covers approximately 8,100 square feet and expires on October 31, 2004. The Company is required to make monthly payments of $5,103.

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

     During March 2003, the Company issued 25,000 non-qualified stock options at an exercise price of $0.45 per share to Mr. Jon Ludwig, its former chief executive officer, as payment for certain travel related and other reimbursable expenses.

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

     Stock option activity during the periods indicated is as follows:

                                           Weighted
                                          Number of       Average
                                            Shares    Exercise Price
                                          ---------------------------
     Outstanding, January 1, 2002         1,474,083   $          5.11
         Granted                            191,000              2.28
         Exercised                          (29,500)             1.57
         Forfeited                         (448,500)             3.58
         Expired                                 --                --
                                          ---------------------------
     Outstanding, December 31, 2002       1,187,083              5.44
         Granted                          1,376,800              0.73
         Exercised                         (573,700)             1.31
         Forfeited                               --                --
         Expired                                 --                --
                                          ---------------------------
     Outstanding, December 31, 2003       1,990,183   $          3.38
                                          ===========================
     Exercisable, December 31, 2003       1,652,266   $          3.91
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

Note 9. Related Party Transactions

     Notes payable and accrued liabilities due to officers of the Company at December 31, 2003, consist of the following:

          Note payable to an officer with interest at 7% per annum and principal and interest due July 1, 2004, without collateral. $ 81,303

          Note payable to an officer with interest at 7% per annum and
          principal and interest due July 1, 2004, without collateral.   134,400

          Accrued liabilities due to officers                             36,336
                                                                        --------
              Total                                                     $252,039
                                                                        ========

     Accrued liabilities includes $31,336 of accrued interest related to the notes payable to officers and $5,000 in advances from an officer. During
January  2004,  the  Company  repaid  the  aforementioned  notes  payable.

     See Note 8 for stock options issued to the Company's former chief executive officer.

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

                           FOR THE YEAR ENDED DECEMBER 31, 2003
                                        (RESTATED)
                            Consulting    Network    Communicat  Consolidated
                             Services   and Storage     ions
     Dollars ($)                         Solutions   Deployment
                            -------------------------------------------------
     Revenue                   608,370   12,686,133     206,637    13,501,140
     Segment loss              717,565      216,303      88,293     1,022,161
     Total assets            1,071,083    1,695,284   1,663,329     4,429,696
     Capital expenditures           --        9,886          --         9,886
     Depreciation                2,686       15,568       2,036        20,290


                           FOR THE YEAR ENDED DECEMBER 31, 2002
                            Consulting  Network and  Communicat  Consolidated
                             Services     Storage       ions
     Dollars ($)                         Solutions   Deployment
                            -------------------------------------------------
     Revenue                         --   7,437,184          --     7,437,184
     Segment profit                  --     199,394          --       199,394
     Total assets                    --   1,737,878          --     1,737,878
     Capital expenditures            --      40,735          --        40,735
     Depreciation                    --       9,143          --         9,143

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

     Deferred income taxes consist of the following at December 31, 2003:

                                    December 31,
                               ---------------------
                                  2003       2002
                               ---------------------
     Deferred tax assets       $ 170,000   $     --
     Valuation allowance        (170,000)        --
                               ---------------------
                               $      --   $     --
                               =====================

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


Note 13. Significant Concentration

     Four customers accounted for approximately 21%, 14%, 10% and 10% of sales for the year ended December 31, 2003. No other customers represented more than 10% of sales of the Company for the year ended December 31, 2003. The Company had two customers, each which had in excess of 10% of the Company's accounts receivable balance at December 31, 2003. These two customers had 30% and 15%, respectively, of the Company's accounts receivable balance.

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

     In February 2004, eLinear obtained a revolving credit facility with Laurus Master Fund, Ltd. Under the terms of the agreement, eLinear can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%) based on its eligible accounts receivable balances. eLinear is permitted to go over its borrowing limit, which is referred to as getting an overadvance, if it gets the approval of Laurus. These overadvances typically accrue interest at a rate of 1.5% per month, but until August 2004, no interest is required on overadvances. This credit facility is secured by all of its assets. At the option of the holder the outstanding balance on the note payable can be converted into shares of eLinear common stock at a price of $2.91 per share. In connection with execution of this credit facility, eLinear issued Laurus a seven-year warrant to purchase 290,000 shares of its common stock at exercises prices ranging from $3.05 to $3.32 per share. eLinear can prepay amounts owed under this credit facility with cash at 115% of the principal amount.

     eLinear received $3,000,000 from the revolving credit facility in February 2004 and paid $221,000 in financing costs which will be recorded as deferred financing costs and amortized as interest expense over the term of the agreement.

     As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants within 15 days of the Company's current SB-2 becoming effective or 150 days from February 23, 2004, whichever is earlier. If the Company does not file the SB-2 within the required timeframe it will be required to pay a 1.5% fee every thirty days. The Company is not obligated at any time to repurchase any portion of the Laurus conversion shares nor the shares underlying the warrants. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company's outstanding shares of common stock.

Notes Payable, Shareholders

     During January 2004, the Company repaid $215,703 principal amount of two promissory notes due to two officers of the Company.

Note 15. Restatement of Previously Reported Balance Sheet

     The Company originally filed the financial statements and accounted for the stock issued in the acquisition of NewBridge using an average stock price fifteen days prior to and subsequent to the date of the merger. The Company has revised the average stock price and calculated the purchase price using the stock price on the date of the merger. The balance sheet was restated to increase goodwill and additional paid in capital for the change in the value of the stock. A summary of the restatement is as follows:

                                           ELINEAR, INC.
                                         AND SUBSIDIARIES
                                   CONSOLIDATED  BALANCE SHEET
                                        DECEMBER 31, 2003

                                                           Previously
                                                            Reported    Restatement    Restated
                                                          ------------  -----------  ------------
ASSETS
Current assets:
    Cash                                                  $   554,483                $   554,483
    Accounts receivable, net of allowance of $69,289 and
      $54,000 at December 31, 2003 and 2002,
respectively                                                1,637,217                  1,637,217
    Inventory                                                 190,555                    190,555
    Other current assets                                       45,708                     45,708
                                                          ---------------------------------------
        Total current assets                                2,427,963                  2,427,963
                                                          ---------------------------------------

Property and equipment, net                                    43,662                     43,662
Goodwill                                                    1,647,522       295,500    1,943,022
Deposits                                                       15,049                     15,049
                                                          ---------------------------------------
Total assets                                              $ 4,134,196                $ 4,429,696
                                                          =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable, trade                               $ 1,101,603                $ 1,101,603
    Payable to officers                                        36,336                     36,336
    Accrued liabilities                                       148,747                    148,747
    Notes payable, shareholders                               215,703                    215,703
                                                          ---------------------------------------
        Total current liabilities                           1,502,389            --    1,502,389
                                                          ---------------------------------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $.02 par value                                --                         --
    Common stock, $.02 par value                              340,415                    340,515
    Additional paid-in capital                              3,687,131       295,500    3,982,631
    Accumulated deficit                                    (1,395,739)                (1,395,739)
                                                          ---------------------------------------
        Total shareholders' equity                          2,631,807                  2,927,307
                                                          ---------------------------------------
Total liabilities and shareholders' equity                $ 4,134,196                $ 4,429,696
                                                          =======================================

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

               Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.19 to Registrant's Form 8-K, dated February 26, 2004)
10.19 Secured Convertible Minimum Borrowing Note Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView
               Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.20 to Registrant's Form 8-K, dated February 26, 2004)
10.20 Minimum Borrowing Note Registration Rights Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.21 to Registrant's Form 8-K, dated February 26, 2004)
10.21 Funds Escrow Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.22 to Registrant's Form 8-K, dated February 26, 2004)
14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-KSB, dated February 13,
               2004)
21.1           Subsidiaries  of Registrant (incorporated by reference to Exhibit
               21.1 to Registrant's Form 10-QSB filed with the Commission on December 19, 2003)
23.1           Consent  of  Gerald  R.  Hendricks  &  Company,  P.C.
23.2           Consent  of  Malone  &  Bailey,  PLLC
31.1           Certification  of  Kevan  M.  Casey
31.2           Certification  of  Jim  C.  Pyle
32.1           Certification  for  Sarbanes-Oxley  Act  of  Kevan  M.  Casey
32.2           Certification  for  Sarbanes-Oxley  Act  of  Jim  C.  Pyle

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

          Registrant filed a report on form 8-K on February 26, 2004, disclosing events pursuant to Item 5 (Other Events). On February 25, 2004, eLinear, Inc. ("eLinear"), along with its subsidiaries NetView Technologies, Inc.
             -------
     and NewBridge Technologies, Inc. (referred to collectively as the "Companies"), entered into a revolving credit facility with Laurus Master Fund, Ltd. ("Laurus") in which it issued Laurus (i) a convertible secured
                    ------
     note in the principal amount of $5,000,000 (the "Company Note"), and (ii) a
                                                      ------------
     common  stock  purchase  warrant  (the "Warrant") to purchase up to 290,000
                                             -------
     shares of eLinear common stock. The credit facility is secured by all of the Companies assets. In addition, the payment of interest and principal of up to $2 million can, under certain circumstances, be made with shares of eLinear common stock at a conversion price of $2.91 per share. eLinear has agreed to register the resale of the shares of eLinear common stock underlying the convertible portion of the Company Note and the shares issuable upon exercise of the Warrant. As part of Exhibit 99.1 to such report, the Company announced a $5.0 million financing.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     This item has been omitted in accordance with the general instructions to Form 10-KSB. The information required will be included in the Company's definitive proxy or information statement to be filed no later than April 29, 2004, and is incorporated by reference in this annual report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        ELINEAR, INC.

                                        By:  /s/  Kevan  Casey
                                             -------------------------------
                                        Kevan Casey, Chief Executive Officer

                                        Date:  September 7, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                    Date
--------------------  ----------------------------  -----------------

/s/ Kevan Casey       Chief Executive Officer and   September 7, 2004
--------------------
Kevan Casey           Chairman of the Board


/s/ Tommy Allen       President and Director        September 7, 2004
--------------------
Tommy Allen


/s/ Jim C. Pyle       Principal Accounting Officer  September 7, 2004
--------------------
Jim C. Pyle



/s/ J. Leonard Ivins  Secretary and Director        September 7, 2004
--------------------
J. Leonard Ivins


/s/ Carl A. Chase     Director                      September 7, 2004
--------------------
Carl A. Chase


/s/ Ryan Cravey       Director                      September 7, 2004
--------------------
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

10.14 Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.15 Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.16 Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.17 Common Stock Purchase Warrant Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.18 to Registrant's Form 8-K, dated February 26, 2004)
10.18 Secured Revolving Note Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.19 to Registrant's Form 8-K, dated February 26, 2004)
10.19 Secured Convertible Minimum Borrowing Note Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView
               Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.20 to Registrant's Form 8-K, dated February 26, 2004)
10.20 Minimum Borrowing Note Registration Rights Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.21 to Registrant's Form 8-K, dated February 26, 2004)
10.21 Funds Escrow Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.22 to Registrant's Form 8-K, dated February 26, 2004)
14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-KSB, dated February 13,
               2004)
21.2           Subsidiaries  of Registrant (incorporated by reference to Exhibit
               21.1 to Registrant's Form 10-QSB filed with the Commission on December 19, 2003)
23.1           Consent  of  Gerald  R.  Hendricks  &  Company,  P.C.
23.2           Malone  &  Bailey,  PLLC

31.1           Certification of Kevan Casey
31.2           Certification of Jim C. Pyle
32.1           Certification for Sarbanes-Oxlet Act of Kevan Casey
32.2           Certification of Sarbanes-Oxley Act of Jim C. Pyle