Form 10QSB/A
period 2004-03-31
ELINEAR INC
filed 2004-09-08
CIK 1001903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         FORM 10-QSB/A (FIRST AMENDMENT)

[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT  OF  1934
     For  the  quarterly  period  ended  March  31,  2004

[_]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-07418

                                  eLINEAR, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      76-0478045
--------------------------------               ---------------------------------
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

     Transitional Small Business Disclosure Format (Check one): Yes [_]   No [X]
     ---------------------------------------------------------------------------

                                     ELINEAR, INC.
                                 INDEX TO FORM 10-QSB/A
                                     MARCH 31, 2004


                                                                               Page No.
                                                                               --------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets March 31, 2004 (unaudited) and          3
                   December 31, 2003

                  Consolidated Statements of Operations (unaudited)                   4
                   Three Months Ended March 31, 2004 and 2003

                  Consolidated Statements of Cash Flows (unaudited)                   5
                   Three Months Ended March  31, 2004 and 2003

                  Notes to Unaudited Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of Results of                 11
                   Operations and Financial Condition

         Item 3.  Controls and Procedures                                            17

PART II  OTHER INFORMATION
                                                                                     18
         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds                          18

         Item 3.  Defaults Upon Senior Securities                                    19

         Item 4.  Submission of Matters to a Vote of Security Holders                19

         Item 5.  Other Information                                                  19

         Item 6.  Exhibits and Reports on Form 8-K                                   20

                         PART I.  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                                            ELINEAR, INC.
                                     CONSOLIDATED BALANCE SHEETS


                                                                         March 31,     December 31,
                                                                            2004           2003
                                                                        ----------------------------
                                                                        (Unaudited)     (Restated)
                                ASSETS                                   (Restated)
Current assets:
    Cash                                                                $ 4,533,168   $     554,483
    Certificate of deposit                                                  500,000              --
    Cash in restricted accounts                                             500,000              --
    Accounts receivable, net of allowance of $94,288 at March 31, 2004
      and $69,289 at December 31, 2003, respectively                      2,553,099       1,637,217
    Inventory                                                               308,155         190,555
    Other current assets                                                     62,881          45,708
                                                                        ----------------------------
        Total current assets                                              8,457,303       2,427,963
Property and equipment, net                                                  85,957          43,662
Goodwill                                                                  1,491,102       1,943,022
Deferred financing costs, net                                               259,611              --
Deposits                                                                     28,208          15,049
                                                                        ----------------------------
Total assets                                                            $10,322,181   $   4,429,696
                                                                        ============================

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable, trade                                             $   652,571   $   1,101,603
    Payable to officers                                                          --          36,336
    Accrued liabilities                                                     224,683         148,747
    Notes payable, officers                                                      --         215,703
                                                                        ----------------------------
        Total current liabilities                                           877,254       1,502,389
    Long-term debt, net                                                   1,794,924              --
Shareholders' equity:
    Preferred stock, $.02 par value, 10,000,000 shares authorized,
      none issued                                                                --              --
    Common stock, $.02 par value, 100,000,000 shares authorized,
      20,530,167 and 17,020,754 shares issued and outstanding at
      March 31, 2004 and December 31, 2003, respectively                    410,603         340,415
    Additional paid-in capital                                           10,115,789       3,982,631
    Accumulated deficit                                                  (2,876,389)     (1,395,739)
                                                                        ----------------------------
         Total shareholders' equity                                       7,650,003       2,927,307
                                                                        ----------------------------
Total liabilities and shareholders' equity                              $10,322,181   $   4,429,696
                                                                        ============================

See accompanying notes to unaudited consolidated financial statements.

                                   ELINEAR, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    (UNAUDITED)


                                                            2004          2003
                                                        --------------------------
                                                                       (Restated)
Revenue:
    Products                                            $ 3,956,625   $ 3,060,618
    Services                                                218,453        90,524
                                                        --------------------------
        Total revenue                                     4,175,078     3,151,142
                                                        --------------------------

Cost of revenue:
    Products                                              3,514,148     2,485,082
    Services                                                200,614        78,321
                                                        --------------------------
        Total cost of revenue                             3,714,762     2,563,403
                                                        --------------------------
Gross profit                                                460,316       587,739
                                                        --------------------------

Operating expenses:
    Payroll and related expenses                            534,998       248,226
    Office administration                                   229,094        63,248
    Professional services                                   300,991       167,825
    Impairment of goodwill                                  451,925            --
    Other                                                   372,161        16,097
    Depreciation                                              8,505         3,394
                                                        --------------------------
     Total operating expenses                             1,897,674       498,790
                                                        --------------------------

Income (loss) from operations                            (1,437,358)       88,949
Interest, net                                               (43,272)       (4,394)
                                                        --------------------------
Net income (loss)                                       $(1,480,630)  $    84,555
                                                        ==========================

Net income (loss) per share:
    Basic and diluted                                        ($0.09)  $      0.01
                                                        ==========================

Weighted average number of common shares outstanding:
    Basic and diluted                                    16,917,987    13,932,238
                                                        ==========================

See accompanying notes to unaudited consolidated financial statements.

                                       eLINEAR, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                        (UNAUDITED)


                                                                     2004         2003
                                                                 -------------------------
                                                                  (Restated)   (Restated)
Cash flows used in operating activities:
    Net income (loss)                                            $(1,480,650)  $   84,555
    Adjustments to reconcile net income (loss) to cash used in operating activities:
        Depreciation                                                   8,505        3,394
        Impairment of goodwill                                       451,920           --
        Amortization of debt discounts                                54,044           --
        Stock  based compensation                                    239,474           --
        Changes in assets and liabilities:
            Certificate of deposit                                  (500,000)          --
            Cash in restricted accounts                             (500,000)          --
            Accounts receivable                                     (915,881)    (114,353)
            Note receivable                                               --      (53,500)
            Inventory                                               (117,600)    (175,771)
            Other current assets                                     (17,173)      (2,943)
            Accounts payable                                        (449,032)      63,449
            Payable to officers                                      (31,336)      91,000
            Accrued liabilities                                       53,820       (4,429)
                                                                 -------------------------
Net cash used in operating activities                             (3,203,909)    (108,598)
                                                                 -------------------------

Cash flows from investing activities:
    Purchase of property and equipment                               (50,800)          --
    Deposits                                                         (13,159)      (1,303)
                                                                 -------------------------
Net cash used in investing activities                                (63,959)      (1,303)
                                                                 -------------------------

Cash flows from financing activities:
    Proceeds from notes payable due to officers                           --       52,038
    Repayment on notes payable due to officers                      (215,703)     (25,050)
    Proceeds from financing agreement                              2,539,515           --
    Proceeds from exercise of stock options                          338,150           --
    Proceeds from sale of common stock                             4,584,591           --
                                                                 -------------------------
Net cash provided by financing activities                          7,246,553       26,988
                                                                 -------------------------

Net increase (decrease) in cash                                    3,978,685      (82,913)
Cash and cash equivalents, beginning of period                       554,483      120,894
                                                                 -------------------------
Cash and cash equivalents, end of period                         $ 4,553,168   $   37,981
                                                                 =========================

Supplemental cash flow information:
    Interest paid                                                $     6,342   $       --
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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A (Third Amendment) for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission.

Stock Options

     At March 31, 2004, the Company had stock-based compensation plans, which are more fully described in Note 8 in the Company's Annual Report on Form 10-KSB/A (Third Amendment). In addition, on February 10, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the "2004 Plan"), which allows for the issuance of up to 2,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company's success. In order to remain fully effective, the Plan must be approved by the shareholders prior to February 10, 2005. There were no options issued pursuant to the 2004 Plan as of March 31, 2004.

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

                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                          2004         2003
                                                      ------------  ----------

     Net income (loss), as reported                   $(1,480,630)  $   84,555
     Deduct: Total stock-based employee
     compensation expense determined under the fair
     value based method for all awards                         --           --
                                                      ------------  ----------
     Pro forma net income (loss)                      $(1,480,630)  $   84,555
                                                      ============  ==========

     Net income (loss) per share:
         Basic and diluted - as reported                   ($0.09)  $     0.01
                                                      ============  ==========
         Basic and diluted - pro forma                     ($0.09)  $     0.01
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

     As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. The terms of its agreement with Laurus require it to file the registration statement and have the registration statement declared effective by a definitive period of time, not to exceed 150 days from February 23, 2004. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 90th day after filing the registration statement, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay
Laurus liquidated damages of 1.5% of the principal amount of the convertible portion of the note per month. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company's outstanding shares of common stock. The Company is not obligated at any time to repurchase any portion of the Laurus shares nor the shares underlying the warrants. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the note.

     The Company retired its $1,000,000 credit facility with Textron Financial Corporation with the proceeds from the Laurus credit facility and entered into a new $500,000 credit facility with Textron secured by a $500,000 letter of credit.

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

Note 5. Common Stock Warrants

     In connection with the equity (Note 3) and debt (Note 4) fundings, the Company issued warrants to acquire common stock at various prices. The following table summarizes the warrants outstanding as of March 31, 2004:

                                Outstanding
          Exercise Price         Warrants      Expiration Date
          ----------------------------------------------------

                    $0.70            26,166    December 2005
                    $1.55         1,199,155    March 2005
                    $1.89         1,296,388    January 2009
                    $2.50           676,500    February 2006
                    $3.00           676,500    February 2009
                                -----------
            Total                 3,874,709
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

                              FOR THE QUARTER ENDED MARCH 31, 2004
                                           (RESTATED)
                                                      Network
                                       Consulting   and Storage  Communications
Dollars ($)                             Services     Solutions     Deployment     Consolidated
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


                              FOR THE QUARTER ENDED MARCH 31, 2003
                                           (RESTATED)
                                                      Network
                                       Consulting   and Storage  Communications
Dollars ($)                             Services     Solutions     Deployment     Consolidated
                                       --------------------------------------------------------
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

Note 6. Restatement

     The company incorrectly calculated the value of the beneficial conversion feature on the Laurus Funding (see note 3) proceeds of $2,000,000 and allocating the value of the warrants calculated using Black Scholes to the $2,000,000 term note. The Company should have allocated the warrants on a relative fair value method utilizing the entire $3,000,000 funding and then calculated the beneficial conversion feature using the entire $3,000,000 proceeds. After allocating the value of the warrants on a relative fair value basis to the entire $3,000,000 drawn under the credit facility and recalculating the beneficial conversion feature using the entire $3,000,000, the Company has reclassified $739,368 from additional paid-in capital (decrease) to long-term debt (increase). This reclassification is reflected in the accompanying restated balance sheet as of March 31, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's financial condition as of March 31, 2004, and its results of operations for the three-month periods ended March 31, 2004 and 2003, should be read in conjunction with the audited consolidated financial statements and notes included in eLinear's Form 10-KSB/A (Third Amendment) filed with the Securities and Exchange Commission.

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

     As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. The terms of the Company's agreement with Laurus requires it to file the registration statement within a definitive period of time not to exceed 150 days from February 23, 2004. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 90th day after filing the registration statement, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay Laurus liquidated damages of 1.5% of the principal amount of the convertible portion of the note per month. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company's outstanding shares of common stock. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the note. The Company is not obligated at any time to repurchase any portion of the Laurus conversion shares nor the shares underlying the warrants. Neither the conversion shares nor the shares underlying the warrants for the Laurus credit facility are being registered under the pending prospectus.

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

     Goodwill

     As of March 31, 2004, the Company had $1,491,102 of goodwill, as restated, resulting from the acquisition of NewBridge Technologies, Inc. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. Due to the newness of the NewBridge acquisition, the Company has not performed an impairment assessment of the NewBridge acquisition. Due to the large amount of goodwill presently included in its financial reports, if an impairment is required, its financial condition and results would be negatively affected.

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

     Of the revenue generated for the quarter ended March 31, 2004, two customers provided in excess of 10% of the Company's revenue with The Methodist Hospital contributing 19% and Michael's Stores, Inc. contributing 16% of total revenue. If the Company were to lose any of these customers, its financial results may be negatively affected.

     Cost of sales. Total cost of sales for the quarter ended March 31, 2004 was $3,714,762, an increase of $1,151,359, or 45%, over the prior year period of $2,563,403. Neither the consulting services nor communications deployment business segments had cost of sales in the 2003 period. The Company hired a consulting manager to replace its former CEO and added several consulting engineers during the quarter ended March 31, 2004 to begin growing its business through selling these services to its existing client base. Additionally for the network and storage solutions business segment, the cost of hardware and software as a percent of revenue increased from 81% for the 2003 period to 89% for the 2004 period which was a result of the addition of a major customer which received favorable pricing from the Company. In order to obtain and retain this customer, the Company lowered its standard pricing for the resale of computer hardware and software to this customer. The Company was unable to obtain a reduction in the cost of hardware and software purchased from its vendors, resulting in a decrease in its gross margin. This customer was not a customer of the Company in the 2003 period. The Company does not anticipate the favorable pricing it has granted to this customer will change in the future. The third component of the increase was an inventory adjustment of approximately $55,000, which adjustment did not occur in the 2003 period.

     For the network and storage solutions business segment, cost of sales is comprised of the costs associated with acquiring hardware and software to fill customer orders. For the consulting services business segment, cost of sales consists of full-time personnel and contract employee costs associated with projects eLinear provides to its customers for a fee. For the communications deployment business segment, cost of sales consists of materials and personnel to build the customer infrastructure. The increase in cost of sales was due to the cost of procuring hardware and software to fill an expanded number of customer orders. The Company's principal suppliers of hardware and software products are Hewlett Packard and Cisco, which contributed approximately 20% of its sales for the quarter ended March 31, 2004. The Company anticipates they will continue to be its principal suppliers in the future. Total hardware and software costs amounted to $3,514,148 for the quarter ended March 31, 2004. The Company anticipates that cost of sales will increase as revenue increases.

     Gross profit. Total gross profit decreased from $587,739 for the quarter ended March 31, 2003, to $460,316 for the quarter ended March 31, 2004. Total gross profit as a percentage of revenue decreased from 19% for the quarter ended March 31, 2003 to 11% for the current quarter. As described in the previous paragraph, the Company has hired additional personnel in its consulting services business segment in order to market those services to its existing customer base. The Company had not experienced an increase in revenue associated with the increased staffing costs during the quarter ended March 31, 2004, but anticipates its revenue and profit margin will improve in the future from this business segment.

     Operating expenses. Total operating expenses for the quarter ended March 31, 2004 were $1,897,674, an increase of $1,398,884, or 281%, over the prior year quarter of $498,790. The various components of this increase are as follows:

     - The Company has added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders, and it has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to hiring full-time employees. At March 31, 2003, the Company employed 13 personnel in the network and storage solutions business segment, which had increased to 20 as of March 31, 2004. The number of employees in the consulting services and communications deployment business segments as of March 31, 2004 were 6 and 7, respectively. There were no payroll and related costs incurred during the prior fiscal quarter for the consulting services or communications deployment business segments. The net effect was an increase in payroll and related costs of $286,772, which costs are composed of payroll, payroll taxes and health insurance.

     - Office administration expenses increased from $63,248 for the 2003 period to $229,094 for the current fiscal quarter. The components of office administration are office rent expense, office expenses, travel and entertainment expenses and staff development.

     - Professional services, which is comprised of legal, accounting and consulting fees, increased from $167,825 for the previous year quarter to $300,991 for the current fiscal quarter. The Company has incurred additional legal, accounting and outside services fees during the current fiscal quarter in association with its financings and current litigation.

     - As previously discussed, in March 2004 the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition. Based on projected future cash flows from the reporting unit, management determined a full impairment charge of $451,925 was required.

     - Other expenses increased from $16,097 for prior year quarter to $372,161 for the current fiscal quarter. The Company has initiated an investor awareness/marketing program to reach out to current and potential investors and provide them with current news releases and information about eLinear as well as to establish nationwide name recognition to build the "eLinear" name brand for future business. This program consist of investor conferences, electronic media distribution, newspaper coverage, third party representation through introduction to institutional entities and radio coverage. The program was designed by in-house eLinear employees. The cost of this program during the quarter ended March 31, 2004 approximated $282,000. A majority of the remaining expenses was the Company's listing fee to the American Stock Exchange.

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

     Capital Resources. The Company has funded its operations through the sale of common stock, the exercise of stock options, short-term borrowings from two of its officers, lines of credit and the Laurus financing agreement. During January and February 2004, the Company sold shares of common stock in two private placements for aggregate net proceeds of $4,584,591. During the quarter ended March 31, 2004, the Company received $338,150 through the exercise of stock options. NetView has funded its operations by way of loans from Messrs. Allen and Casey. At December 31, 2003, the amount due these individuals was $215,703. These notes were subsequently repaid during January 2004. NetView has funded its purchases of network and storage solutions products primarily through vendor provided financing arrangements. In March 2003, NetView obtained a $1 million line of credit from Textron Financial Corporation to fund purchases of network and storage solutions product for delivery to customers. This line of credit was secured by all of its assets.
In February 2004, the Company retired this line of credit, obtained a new $500,000 line of credit with Textron with a $500,000 letter of credit, and entered into a new credit facility with Laurus Master Fund discussed below.

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

     In February 2004, the Company obtained a secured revolving note with Laurus Master Fund, Ltd. ("Laurus"). Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%). The agreement contains two notes: a minimum secured revolving note totaling $2,000,000 and a revolving credit facility totaling $3,000,000 based on eligible accounts receivable. At March 31, 2004, the Company had drawn down $2,000,000 under the term note and $1,000,000 under the revolver.

     As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants within 15 days of the Company's current SB-2 becoming effective or 150 days from February 23, 2004, whichever in earlier. If the Company does not file the SB-2 within the required timeframe it will be required to pay a 1.5% fee every thirty days. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company's outstanding shares of common stock.

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

Item 3.   Controls and Procedures

     In accordance with the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

       Signature                       Title                         Date
       ---------                       -----                         ----


/s/  Kevan  M.  Casey        Chief  Executive  Officer         September 7, 2004
-----------------------
Kevan  M.  Casey             and  Director



/s/  Jim  C.  Pyle           Principal  Accounting  Officer    September 7, 2004
-----------------------
Jim  C.  Pyle