Form 10QSB/A
period 2004-06-30
ELINEAR INC
filed 2004-09-08
CIK 1001903

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

                                                   ELINEAR, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                    (UNAUDITED)

                                                     For the Three Months Ended        For the Six Months Ended
                                                              June 30,                          June 30,
                                                   ---------------------------------------------------------------
                                                        2004             2003            2004            2003
                                                   ---------------------------------------------------------------
                                                                      (Restated)                      (Restated)
Revenue:
    Products                                       $    4,861,464   $   3,256,697   $    8,818,089   $  6,317,315
    Services                                              469,545         207,417          687,998        297,941
                                                   ---------------------------------------------------------------
        Total revenue                                   5,331,009       3,464,114        9,506,087      6,615,256
                                                   ---------------------------------------------------------------

Cost of revenue:
    Products                                            3,962,931       2,788,151        7,477,079      5,297,336
    Services                                              569,981          86,231          770,595        140,449
                                                   ---------------------------------------------------------------
        Cost of revenue                                 4,532,912       2,874,382        8,247,674      5,437,785
                                                   ---------------------------------------------------------------
Gross profit                                              798,097         589,732        1,258,413      1,177,471
                                                   ---------------------------------------------------------------

Operating expenses:
    Selling, general and administrative expenses:
       Payroll and related expenses                     1,048,114         426,743        1,583,112        674,969
       Office administration                              491,151          71,284          720,245        134,532
       Professional services                               90,213         280,561          391,204        448,386
       Impairment of goodwill                                  --              --          451,925             --
       Other                                              727,467          48,164        1,099,628         64,261
       Depreciation                                        22,179           5,146           30,684          8,540
                                                   ---------------------------------------------------------------
        Total operating expenses                        2,379,124         831,898        4,276,798      1,330,688
                                                   ---------------------------------------------------------------

Loss from operations                                   (1,581,027)       (242,166)      (3,018,385)      (153,217)

Other income (expense):
    Interest, net                                        (669,218)         (5,419)        (712,490)        (6,187)
    Other                                                  10,635           3,626           10,635             --
                                                   ---------------------------------------------------------------
Net loss                                           $   (2,239,610)  $    (243,959)  $   (3,720,240)  $   (159,404)
                                                   ===============================================================

Net loss per share:
    Basic and diluted                                      ($0.11)         ($0.02)          ($0.20)        ($0.01)
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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

     The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. The Company recorded $3,246 of stock-based compensation expense for stock options issued to employees which is reflected in the net loss for the six month period ended June 30, 2004, because certain options granted under the 2003 Plan had exercise prices less than the market value of the underlying common stock on the date of the grant. In addition, the Company recorded stock based compensation expense totaling $344,239 related to the options issued to consultants. The consultant options vested immediately and were expensed based on the fair value calculated using the black Scholes pricing model using the following assumptions: 117% volatility, four year life, 1.5% discount rate and 0% dividend yield.

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

     During February 2004, the Company retired its $1,000,000 line of credit with Textron Financial Corporation with the proceeds from the Laurus credit facility and entered into a new $500,000 credit facility with Textron collateralized with a $500,000 letter of credit.

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

                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                  (Restated)
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

                    FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                  (Restated)
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

     In July 2003, eLinear completed the acquisition of all the outstanding shares of NewBridge. Pursuant to the transaction, eLinear issued 850,000 shares of common stock valued at $1,062,500, using the average of the bid and asked prices on July 31, 2003, and options to purchase 300,000 shares of common stock valued at $274,000, using Black-Scholes, to the shareholders of NewBridge. The acquisition was accounted for using the purchase method of accounting resulting in goodwill of $1,491,102, as restated. NewBridge contributed 8% of eLinear's revenue for the six months ended June 30, 2004.

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

CRITICAL ACCOUNTING POLICIES

     General

     The  consolidated  financial  statements  and  notes  included in this Form
10-QSB/A (First Amendment) contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of its assets and liabilities, and affect the disclosure of any contingent assets and liabilities. The Company believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts. The significant accounting policies are described in its financial statements and notes included in its Form 10-KSB/A filed with the Securities and Exchange Commission.

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

     Goodwill

     As of June 30, 2004, the Company had $1,491,102 of goodwill, as restated, resulting from the acquisition of NewBridge Technologies, Inc. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. Due to the newness of the NewBridge acquisition, the Company has not performed an impairment assessment of the NewBridge acquisition. Due to the large amount of goodwill presently included in its financial reports, if an impairment is required, its financial condition and results would be negatively affected.

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

LIQUIDITY AND CAPITAL RESOURCES

     Changes in cash flow. Net cash used in operating activities for the six months ended June 30, 2004, was $4,716,546 compared to $142,356 for the prior year period. This was an increase of $4,574,190 over the prior year period. The primary components of net cash used in operating activities for fiscal 2004 were a net loss of $3,720,240, increases in accounts receivable resulting from increased sales when compared to the prior fiscal period and increased purchases of inventory associated with the increase in sales. The Company utilized a portion of the cash received from its sales of common stock to reduce its accounts payable. The cash used in operating activities was partially offset by non-cash charges totaling $1,758,336. Cash used in investing activities increased from $8,373 for the prior year fiscal period to $1,332,261 for the current fiscal period. The Company utilized a portion of the cash received from its sales of common stock to purchase a certificate of deposit in the amount of $500,000 and to place $500,000 in a restrictive account. The Company purchased computer hardware, office equipment and furniture during the current period for its new offices and employees. The Company does not believe it will incur significant purchases in the future. Cash provided by financing activities increased from $252,879 for the prior year fiscal period to $6,778,735 for the current fiscal period. This increase was attributable to sales of common stock of $4,586,103, net proceeds from the Laurus financing agreement of $2,335,741, and the exercise of stock options of $345,594. This was partially offset by the repayment of notes due to Messrs. Allen and Casey of $215,703 and payment of $273,000 in finders fees associated with the Laurus financing agreement

     Capital Resources. The Company has funded its operations through the sale of common stock, the exercise of stock options, short-term borrowings from two of its officers, lines of credit and the Laurus financing agreement. During January and February 2004, the Company sold shares of common stock in two private placements for aggregate net proceeds of $4,584,591. During the six months ended June 30, 2004, the Company received $345,594 through the exercise of stock options. NetView has funded its operations by way of loans from Messrs. Allen and Casey. At December 31, 2003, the amount due these individuals was $215,703. These notes were subsequently repaid during January 2004. NetView has funded its purchases of network and storage solutions products primarily through vendor provided financing arrangements. In March 2003, NetView obtained a $1 million line of credit from Textron Financial Corporation to fund purchases of network and storage solutions product for delivery to customers. This line of credit was secured by all of its assets. In February 2004, the Company retired this line of credit, entered into a new $500,000 credit facility secured by a $500,000 letter of credit to Textron and entered into a new credit facility with Laurus Master Fund discussed below.

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

     Signature                           Title              Date
     ---------                           -----              ----


/s/ Kevan M. Casey            Chief Executive Officer       September 7, 2004
----------------------------    and Director
Kevan M. Casey


/s/ Jim C. Pyle               Principal Accounting Officer  September 7, 2004
----------------------------
Jim C. Pyle