Form 10KSB/A
period 2003-12-31
ELINEAR INC
filed 2004-11-05
CIK 1001903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FORM 10-KSB/A (FOURTH AMENDMENT)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                             -----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-07418
                                                -------

                                  ELINEAR, INC.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                               76-0478045
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)


     2901 West Sam Houston Parkway North, Suite E-300, Houston, Texas   77043
     ------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

   Registrant's telephone number, including area code:          (713) 896-0500
                                                                --------------

      Securities registered pursuant to Section 12(b) of the Act:     None
                                                                      ----

    Securities registered pursuant to Section 12(g) of the Act:  $.02 Par Value
                                  Common Stock

     Check  whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     Issuer's revenues for the fiscal year ended December 31, 2003, were $13,598,490.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of November 4, 2004, based upon the average bid and asked price as of such date on the American Stock Exchange, was $7,476,176.

     The Registrant's common stock outstanding as of October 31, 2004, was 20,788,257 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant's information statement for its annual meeting of shareholders, which was filed by the Registrant on October 15, 2004.

--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

                                EXPLANATORY NOTE

     eLinear, Inc. filed a Report of Form 8-K on October 14, 2004, reflecting that it replaced Malone & Bailey, LLP, as its independent auditor with Lopez, Blevins, Bork and Associates, LLP ("Lopez Blevins"). Members of Lopez Blevins, prior to the formation of Lopez Blevins, performed all the audit-related work while employed with Malone & Bailey, LLP, in connection with conducting eLinear's audit for the fiscal year ended December 31, 2003. Lopez Blevins reaudited eLinear's fiscal year ended December 31, 2003, which audit is contained herein. There are no other changes to the Amended Form 10-K previously filed on September 8, 2004.

                                     PART II

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements commencing on page F-1 have been audited by Lopez, Blevins, Bork and Associates, LLP as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and Gerald R. Hendricks & Company, P.C., independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.



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


             and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.22 to
             Registrant's Form 8-K, dated February 26, 2004)
14.1         Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant's Annual
             Report on Form 10-KSB, dated February 13, 2004)
21.1         Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to
             Registrant's Form 10-QSB filed with the Commission on December 19, 2003)
23.1         Consent of Gerald R. Hendricks & Company, P.C.
23.2         Consent of Lopez, Blevins, Bork and Associates, LLP
31.1         Certification of Kevan M. Casey
32.1         Certification for Sarbanes-Oxley Act of Kevan M. Casey

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                              ELINEAR,  INC.

                              By: /s/ Kevan Casey
                                  --------------------------------
                              Kevan Casey, Chief Executive Officer

                              Date: November 5, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                    Title                        Date
     ---------                    -----                        ----


/s/  Kevan Casey        Chairman of the Board, Chief           November 5, 2004
--------------------    Executive Officer and Principal
Kevan  Casey            Financial and Accounting Officer


/s/  Tommy  Allen       Vice Chairman and Director             November 5, 2004
--------------------
Tommy  Allen


/s/  Carl  A.  Chase    Director                               November 5, 2004
--------------------
Carl  A.  Chase


/s/  Ryan  Cravey       Director                               November 5, 2004
--------------------
Ryan  Cravey

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
eLinear, Inc.
Houston, Texas

     We have audited the accompanying consolidated balance sheet of eLinear, Inc. as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of eLinear, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eLinear, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Lopez, Blevins, Bork and Associates, LLP
Lopez, Blevins, Bork and Associates, LLP
Houston, Texas

October 28, 2004

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

                                                 ELINEAR, INC.
                                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                               Common Stock      Additional                        Total
                                           --------------------    Paid-in     Accumulated     Shareholders'
                                             Shares     Amount     Capital       Deficit     Equity (Deficit)
                                           -------------------------------------------------------------------
Balances, January 1, 2002                          --  $     --  $        --  $         --   $             --
Stock issued to founders for cash          12,961,979   259,240           --      (572,972)          (313,732)
Net income                                         --        --           --       199,394            199,394
                                           -------------------------------------------------------------------
Balances December 31, 2002                 12,961,979   259,240           --      (373,578)          (114,338)
Stock issued in reverse acquisition         1,043,761    20,875      429,843            --            450,718
Stock issued for cancellation of warrants     134,750     2,695       51,205            --             53,900
Exercise of stock options                     573,700    11,474      733,969            --            745,443
Issuance of stock options for
  forgiveness of debt                              --        --       13,188            --             13,188
Stock issued for services                     126,000     2,520      340,789            --            343,309
Stock options issued for services                  --        --      114,493            --            114,493
Stock issued for cash, net of costs         1,330,564    26,611      811,644            --            838,255
Stock options issued for acquisition               --        --      274,000            --            274,000
Stock issued for acquisition                  850,000    17,000    1,195,500            --          1,230,500
Net loss                                           --        --           --    (1,022,161)        (1,022,161)
                                           -------------------------------------------------------------------
Balances, December 31, 2003                17,020,754  $340,415  $ 3,982,631  $ (1,395,739)  $      2,927,307
                                           ===================================================================

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

     The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition dates.

                              eLinear   NewBridge     Total
                              --------  ----------------------
     Current assets           $110,467  $  126,455  $  236,922
     Property and equipment     11,392      11,082      22,474
     Goodwill                  451,920   1,491,102   1,943,022
                              --------  ----------  ----------
       Total assets acquired   573,779   1,628,639   2,202,418
                              --------  ----------  ----------

     Current liabilities       123,061     124,139     247,200
                              --------  ----------  ----------
       Net assets acquired    $450,718  $1,504,500  $1,955,218
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

     Stock option activity during the periods indicated is as follows:

                                                    Weighted
                                     Number of       Average
                                       Shares    Exercise Price
                                     ---------------------------
     Outstanding, January 1, 2002    1,474,083   $          5.11
         Granted                       191,000              2.28
         Exercised                     (29,500)             1.57
         Forfeited                    (448,500)             3.58
         Expired                            --                --
                                     ---------------------------
     Outstanding, December 31, 2002  1,187,083              5.44
                                     ---------------------------
         Granted                     1,376,800              0.73
         Exercised                    (573,700)             1.31
         Forfeited                          --                --
         Expired                            --                --
                                     ---------------------------
     Outstanding, December 31, 2003  1,990,183   $          3.38
                                     ===========================
     Exercisable, December 31, 2003  1,652,266   $          3.91
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

                           FOR THE YEAR ENDED DECEMBER 31, 2003
                                        (RESTATED)
     Dollars ($)            Consulting    Network    Communicat  Consolidated
                             Services   and Storage     ions
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

                           FOR THE YEAR ENDED DECEMBER 31, 2002
     Dollars ($)            Consulting    Network    Communicat  Consolidated
                             Services   and Storage     ions
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

     Deferred income taxes consist of the following at December 31, 2003:

                                                        December 31,
                                                    --------------------
                                                       2003       2002
                                                    --------------------
     Deferred tax assets                            $ 170,000   $     --
     Valuation allowance                             (170,000)        --
                                                    --------------------
                                                    $      --   $     --
                                                    ====================

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

     The Company has agreed to file a registration statement with the Securities and Exchange Commission within 45 days after the closing of the initial funding in order to register the resale of the shares and the shares of common stock issuable upon exercise of the warrants. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 120th day after the respective closing dates, if the Company fails to respond to comments made by the SEC within 10 days, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay the investors 1.5% of the aggregate purchase price for the first month of such event, and if such event continues to occur, 2.0% of the purchase price per month thereafter. As of September 17, 2004, the effective date of the registration statement, the Company had incurred $370,931 in penalties associated with these fundings.

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

     As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants within 15 days of the Company's current SB-2 becoming effective or 150 days from February 23, 2004, whichever is earlier. If the Company does not file the SB-2 within the required timeframe it will be required to pay a 1.5% fee every thirty days. The Company is not obligated at any time to repurchase any portion of the Laurus conversion shares nor the shares underlying the warrants. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company's outstanding shares of common stock. As of October 2004, the Company had incurred $102,597 in penalties associated with this credit facility.

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