Form 10QSB
period 2004-09-30
ELINEAR INC
filed 2004-11-15
CIK 1001903

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2004

[a]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

                         Commission File Number 0-07418

                                  eLINEAR, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                             76-0478045
-------------------------------                              -------------------
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

                             Yes [X]  No [_]
                                  -

     As of November 11, 2004, there were outstanding 20,943,267 shares of common stock, $.02 par value per share.

     Transitional Small Business  Disclosure Format (Check one): Yes [ ]  No [X]
     ---------------------------------------------------------------------------

                                  ELINEAR, INC.
                             INDEX TO FORM 10-QSB/A
                               SEPTEMBER 30, 2004

                                                                        Page No.
                                                                        --------
PART I     FINANCIAL  INFORMATION

           Item 1.    Financial Statements
                        Consolidated Balance Sheets September 30, 2004         3
                        (unaudited)  and December 31, 2003

                      Consolidated Statements of Operations (unaudited)        4
                        Three and Nine Months Ended September 30, 2004
                        and 2003

                      Consolidated Statements of Cash Flows (unaudited)        5
                        Nine Months Ended September 30, 2004 and 2003

                      Notes to Unaudited Consolidated Financial Statements     6

           Item 2.    Management's Discussion and Analysis of Results of      14
                        Operations and Financial Condition

           Item 3.    Controls and Procedures                                 21

PART II    OTHER INFORMATION

           Item 1.    Legal Proceedings                                       22

           Item 2.    Unregistered Sales of Equity Securities and             22
                        Use of Proceeds

           Item 3.    Defaults Upon Senior Securities                         23

           Item 4.    Submission of Matters to a Vote of Security Holders     23

           Item 5.    Other Information                                       23

           Item 6.    Exhibits and Reports on Form 8-K                        24

                                     PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                              ELINEAR, INC.
                                       CONSOLIDATED BALANCE SHEETS



                                                                          September 30,    December 31,
                                                                              2004             2003
                                                                           (Unaudited)      (Restated)
                                                                         -------------------------------
                                     ASSETS

Current assets:
  Cash                                                                   $      429,318   $     554,483
  Certificate of deposit                                                        512,643              --
  Cash in restricted accounts                                                   500,000              --
  Accounts receivable, net of allowance of $137,288 at September 30,
    2004 and $69,289 at December 31, 2003, respectively                       6,033,694       1,637,217
  Inventory                                                                     240,612         190,555
  Other current assets                                                          197,778          45,708
                                                                         -------------------------------
      Total current assets                                                    7,914,045       2,427,963
Property and equipment, net                                                     598,215          43,662
Goodwill                                                                      1,100,000       1,943,022
Deferred financing costs, net                                                   147,619              --
Deposits                                                                         28,208          15,049
                                                                         -------------------------------
Total assets                                                             $    9,788,087   $   4,429,696
                                                                         ===============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                                $    1,897,389   $   1,101,603
  Revolver                                                                    1,629,002              --
  Payable to officers                                                                --          36,336
  Accrued liabilities                                                           531,881         148,747
  Accrued penalties                                                             473,528              --
  Notes payable, officers                                                            --         215,703
                                                                         -------------------------------
      Total current liabilities                                               4,531,800       1,502,389
                                                                         -------------------------------
  Long-term debt, net                                                         1,330,097              --
                                                                         -------------------------------
Shareholders' equity:
  Preferred stock, $.02 par value, 10,000,000 shares authorized,
    none issued                                                                      --              --
  Common stock, $.02 par value, 100,000,000 shares authorized,
    20,892,825 and 17,020,754 shares issued and outstanding at
    September 30, 2004 and December 31, 2003, respectively                      417,857         340,415
  Additional paid-in capital                                                 10,829,113       3,982,631
  Accumulated deficit                                                        (7,320,780)     (1,395,739)
                                                                         -------------------------------
      Total shareholders' equity                                              3,926,190       2,927,307
                                                                         -------------------------------
Total liabilities and shareholders' equity                               $    9,788,087 - $   4,429,696
                                                                         ===============================

See accompanying notes to unaudited consolidated financial statements.

                                                   ELINEAR, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                    (UNAUDITED)


                                                       For the Three Months Ended       For the Nine Months Ended
                                                             September 30,                   September 30,
                                                   ----------------------------------------------------------------
                                                         2004             2003            2004            2003
                                                   ----------------------------------------------------------------
                                                                       (Restated)                      (Restated)
Revenue:
  Products                                         $     6,710,474   $   3,661,880   $  15,528,563   $   9,979,195
  Services                                                 689,054         300,573       1,377,052         602,388
  Other                                                     54,760              --          54,760              --
                                                   ----------------------------------------------------------------
      Total revenue                                      7,454,288       3,962,453      16,960,375      10,581,583
                                                   ----------------------------------------------------------------

Cost of revenue:
  Products                                               6,125,210       3,124,499      13,602,289       8,421,835
  Services                                                 274,789         238,043       1,045,384         382,365
                                                   ----------------------------------------------------------------
      Total cost of revenue                              6,399,999       3,362,542      14,647,673       8,804,200
                                                   ----------------------------------------------------------------
Gross profit                                             1,054,289         599,911       2,312,702       1,777,383
                                                   ----------------------------------------------------------------
Operating expenses:
  Selling, general and administrative expenses:
    Payroll and related expenses                         1,438,460         424,704       3,021,572       1,137,206
    Office administration                                  602,427          54,631       1,322,672         144,063
    Professional services                                  275,153         115,964         666,357         359,321
    Impairment of goodwill                                 391,114              --         843,039              --
    Other                                                  398,545         260,865       1,498,173         402,222
    Depreciation                                            40,487           6,170          71,171          14,710
                                                   ----------------------------------------------------------------
      Total operating expenses                           3,146,186         862,334       7,422,984       2,057,522
                                                   ----------------------------------------------------------------

Loss from operations                                    (2,091,897)       (262,423)     (5,110,282)       (280,139)

Other income (expense):
  Interest, net                                           (127,872)        (15,789)       (840,362)        (25,603)
  Other                                                     14,968          44,850          25,603          48,476
                                                   ----------------------------------------------------------------
Net loss                                           $    (2,204,801)  $    (233,362)  $  (5,925,041)  $    (257,266)
                                                   ================================================================

Net loss per share:
  Basic and diluted                                $         (0.11)  $       (0.02)  $       (0.30)  $       (0.02)
                                                   ================================================================
Weighted average number of common shares
  outstanding:
    Basic and diluted                                   20,608,067      14,999,307      20,013,588      14,557,361
                                                   ================================================================

See accompanying notes to unaudited consolidated financial statements.

                                  eLINEAR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                                           2004         2003
                                                       -------------------------
                                                                     (Restated)
Cash flows from operating activities:
  Net loss                                             $(5,925,041)  $ (257,266)
  Adjustments to reconcile net loss to cash used in
   operating activities:
    Depreciation                                            71,171       14,710
    Impairment of goodwill                                 843,039           --
    Bad debt expense                                        65,560           --
    Amortization of debt discounts                         589,217           --
    Stock and stock option based compensation              952,607           --
    Changes in assets and liabilities:
      Accounts receivable                               (4,464,476)     160,056
      Inventory                                            (50,057)     (84,892)
      Other current assets                                (152,070)     (23,568)
      Accounts payable                                     795,786      101,072
      Payable to officers                                  (36,336)          --
      Accrued liabilities                                  321,259      126,752
      Accrued penalties                                    473,528           --
                                                       -------------------------
Net cash provided by (used in) operating activities     (6,515,813)      36,864
                                                       -------------------------

Cash flows from investing activities:
  Purchase of property and equipment                      (623,302)          --
  Restricted cash                                         (500,000)          --
  Purchase certificate of deposit                         (512,643)          --
  Deposits                                                 (13,159)          --
                                                       -------------------------
Net cash used in investing activities                   (1,649,104)          --
                                                       -------------------------

Cash flows from financing activities:
  Proceeds from notes payable due to officers                   --      159,538
  Repayment on notes payable due to officers              (215,703)    (214,672)
  Proceeds from revolver, net                            1,596,758           --
  Proceeds from long-term debt                           2,000,000           --
  Payment of upfront financing costs                      (273,000)          --
  Proceeds from exercise of stock options                  345,594           --
  Proceeds from sale of common stock, net                4,586,103           --
                                                       -------------------------
Net cash provided by (used in) financing activities      8,039,752      (55,134)
                                                       -------------------------

Net decrease in cash                                      (125,165)     (18,270)
Cash and cash equivalents, beginning of period             554,483      133,233
                                                       -------------------------
Cash and cash equivalents, end of period               $   429,318   $  114,963
                                                       =========================

Non-cash transactions:
  Issuance of stock for acquisition                    $        --   $1,195,601
                                                       =========================
  Issuance of options for forgiveness of debt          $        --   $   13,188
                                                       =========================

See accompanying notes to unaudited consolidated financial statements.

                                  ELINEAR, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


Note 1.  Organization and Nature of Business

     STATEMENT OF INFORMATION FURNISHED

     The accompanying unaudited consolidated financial statements of eLinear, Inc. and Subsidiaries (the "Company" or "eLinear") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A (Third Amendment) for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Stock Options

     At September 30, 2004, the Company had stock-based compensation plans, which are more fully described in Note 8 in the Company's Annual Report on Form 10-KSB/A (Third Amendment). In addition, on February 10, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the "2004 Plan"), which allows for the issuance of up to 2,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company's success. During the nine months ended September 30, 2004, the Company granted 1,309,500 options to various employees under the 2003 Plan and 198,150 options to various consultants under the 2004 Plan. The 2004 Plan was approved by the shareholders on October 12, 2004.

     The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. The Company recorded $3,246 of stock-based compensation expense for stock options issued to employees which is reflected in the net loss for the nine month period ended September 30, 2004, because certain options granted under the 2003 Plan had exercise prices less than the market value of the underlying common stock on the date of the grant. In addition, the Company recorded stock based compensation expense totaling $344,239 related to the options issued to consultants. The consultant options vested immediately and were expensed based on the fair value calculated using the black Scholes pricing model using the following assumptions: 117% volatility, four year life, 1.5% discount rate and 0% dividend yield.

     The following table illustrates the effect on net income and earnings per share if eLinear had applied the fair value recognition provisions of FASB
Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                        Nine Months Ended
                                                          September 30,
                                                   --------------------------
                                                       2004          2003
                                                   ------------  ------------

     Net loss, as reported                         $(5,925,041)  $  (257,266)
       Stock based compensation under fair value
         method                                       (199,000)      (46,000)
                                                   ------------  ------------
     Pro forma net income (loss)                   $(6,124,041)  $  (303,266)
                                                   ============  ============

     Net loss per share:
       Basic and diluted - as reported             $     (0.30)  $     (0.02)
       Stock based compensation under fair value
         method                                          (0.01)           --
                                                   ------------  ------------
       Basic and diluted - pro forma               $     (0.31)  $     (0.02)
                                                   ============  ============

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 117%, risk-free interest rate of 1.5%, and expected life of 48 months.

Note 2.  Impairment

     In March 2004, the Company recorded impairment expense totaling $451,920 related to 100% of the goodwill related to the 2003 eLinear acquisition. In March 2004, the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition. During the nine months ended September 30, 2004, the Company recognized only $88,990 of revenue from the consulting services reporting segment. Based on projected estimated future cash flows from the reporting unit purchased in 2003, management determined a full impairment charge was required.

     In September 2004, the Company recorded impairment expense totaling $391,114 related to a portion of the goodwill related to the NewBridge Technologies, Inc. acquisition in July 2003. The Company performed a valuation analysis of the discounted projected estimated future cash flows from the reporting unit. Based on the valuation analysis, the Company elected to write down the goodwill for NewBridge to $1,100,000 resulting in the impairment charge.

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

Revolver

     The Laurus revolver provides for borrowings of up to the lesser of; (i) $3 million or (ii) 90% of the Company's eligible accounts receivable. The Company borrowed $1,000,000 under the revolving facility on the date of the agreement. The revolving credit facility has a term of three years and accrues interest on outstanding balances at the rate of prime (4.75% as of September 30, 2004) plus 0.75% (with a minimum rate of 4.75%). The Company is permitted to go over its borrowing limit, which is referred to as getting an "overadvance," if the Company gets the approval of Laurus. These overadvances typically accrue interest at a rate of 1.5% per month, but until August 2004, the Company is not required to pay this interest amount on any overadvances. In October 2004,

Laurus agreed to fund an additional $500,000, which loan was not deemed an overadvance. This credit facility is secured by all of the Company's assets. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company's common stock at $1.90 per share and the forgiveness of penalties owed to Laurus in the approximate amount of $153,000 as of October 31, 2004, the Company agreed in October 2004 to reduce the conversion price of the credit facility from $2.91 to $1.00 per share. At the option of the holder, the outstanding balance on the credit facility can be converted into shares of Company common stock at a conversion price of $1.00 per share. In connection with the execution of this credit facility, and in connection with the October 2004 amendment, the Company issued Laurus seven-year warrants to purchase a total of 440,000 shares of Company common stock at exercise prices ranging from $1.90 to $3.32 per share. The Company has the ability to prepay any amounts owed under this credit facility at 115% of the principal amount. As amounts are drawn on this line-of-credit, to the extent the current market price exceeds the fixed conversion price, additional interest expense will be recognized for this beneficial conversion feature. The revolving credit facility is secured by all of the assets of the Company. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company paid back the $1,000,000 revolver during the quarter ended June 30, 2004. As of September 30, 2004, the Company had $1,629,002 outstanding under the revolver.

Term Note

     The term note has a term of three years. The Company has the option of paying scheduled interest and principal, or prepaying all or a portion of the term note with shares of its common stock at the fixed conversion price of $1.00 per share, provided that the share are registered with the Securities and Exchange Commission or with cash at 115% of the outstanding balance. Laurus also has the option to convert all or a portion of the term note into shares of the Company's common stock at any time, subject to certain limitations, at a fixed conversion price of $1.00 per share. The term note is secured by a blanket lien on all of the Company's assets. As of September 30, 2004, the Company had $2,000,000 outstanding under the term note, the maximum amount available.

     In conjunction with the Laurus credit facility, Laurus was paid a fee of $219,500 and received a seven-year warrant to purchase up to 440,000 shares of the Company's common stock at prices ranging from $1.90 to $3.32 per share. The warrants, which are exercisable immediately, were valued at $529,338 using a modified Black-Scholes option pricing model. The value of these warrants and the fees paid to Laurus were recorded as a discount to the term note and will be amortized over the term of the loan using the effective interest method.

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

     During the quarter ended June 30, 2004, the Company paid back the original $1,000,000 it had drawn under the revolver during the quarter ended March 31, 2004. Therefore, the Company expensed one third of the discounts recorded in connection with the credit facility on the date the funds were repaid resulting in additional non-cash interest expense of approximately $420,000 during the quarter ended June 30, 2004.

     The following table illustrates the borrowings and repayments made by the Company and the beneficial conversion features and amortization on the Laurus credit facility through September 30, 2004:

     Original loan draw down amount                         $  3,000,000
       Add:: Net amount of borrowings                            629,002
                                                            ------------
     Face value of amount borrowed                             3,629,002
     Fee paid to Laurus                                        (219,500)
     Beneficial conversion amount                            (1,039,620)
     Amortization of debt discounts                              589,218
                                                            ------------
     Laurus debt, net as of September 30, 2004              $  2,959,100
                                                            ============

     As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. The terms of its agreement with Laurus require it to file the registration statement and have the registration statement declared effective by a definitive period of time, not to exceed 150 days from February 23, 2004, or within 15 days of the Company's current registration statement being declared effective by the SEC, whichever is earlier. The Company's current registration statement was declared effective on September 10, 2004. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 90th day after filing the registration statement, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay
Laurus liquidated damages of 1.5% of the principal amount of the convertible portion of the note per month. As of September 30, 2004, the Company has accrued $102,597 in liquidated damages due to Laurus. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company's outstanding shares of common stock. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the note. The Company filed a registration statement with the SEC to register the conversion shares and shares underlying the warrants on November 5, 2004. The Company is not obligated at any time to repurchase any portion of the Laurus conversion shares nor the shares underlying the warrants.

     During February 2004, the Company retired its $1,000,000 line of credit with Textron Financial Corporation with the proceeds from the Laurus credit facility and entered into a new $500,000 credit facility with Textron collateralized with a $500,000 letter of credit.

Note 4. Common Stock

          During the three months ended September 30, 2004, the Company issued 338,558 shares of common stock for services valued at $349,000 using the stock price on the date issued.

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

          As part of the above financings, the Company agreed to file a registration statement with the SEC in order to register the resale of the shares purchased and the shares issuable upon exercise of the warrants. If (i) the registration statement is not declared effective prior to the 120th day after the closing date of each financing, (ii) the Company fails to respond to the comments provided by the SEC to its registration statement within ten days of receipt of comments; or (iii) the registration statement has been declared effective by the SEC and it ceases to remain continuously effective until all the registered securities are resold, the Company has agreed to pay the investors 1.5% of the aggregate purchase price for the first month, and if the event continues to occur, 2.0% of the purchase price per month thereafter. The Company's registration statement was declared effective by the SEC on September 10, 2004. As of September 30, 2004, the Company has incurred fees totaling $370,931.

Note 5. Common Stock Warrants

     In connection with the equity (Note 3) and debt (Note 4) fundings, the Company issued warrants to acquire common stock at various prices. The following table summarizes the warrants outstanding as of September 30, 2004:

                         Financing       Outstanding
     Exercise Price        Date           Warrants      Expiration Date
     ------------------------------------------------------------------

           0.70         December 2003           26,166  December 2005
           1.55          January 2004        1,199,155   March 2005
           1.89          January 2004        1,296,388   January 2009
           2.50         February 2004          676,500  February 2006
           3.00         February 2004          676,500  February 2009
         1.90 *          October 2004          150,000   October 2011
         3.05 *         February 2004          200,000  February 2011
         3.19 *         February 2004           50,000  February 2011
         3.22 *         February 2004           40,000  February 2011
                                       ---------------
         Total                               4,314,709
                                       ===============

     All warrants are exercisable at September 30, 2004. The Company has not filed and is not required to file a registration statement for the warrants issued for its December 2003 financing.

* Warrants issued to Laurus Master Fund Ltd. of which the Company filed a registration statement on November 5, 2004.

Note 6. Significant Concentration

     One customer accounted for approximately 21% of sales for the nine months ended September 30, 2004. No other customers represented more than 10% of sales of the Company for that period. The Company had one customer which had in excess of 10% of the Company's accounts receivable balance at September 30, 2004. This customer had 13% of the Company's accounts receivable balance.

Note 7. Restricted Cash

     In conjunction with the Company's credit facility with Textron Financial Corporation ("Textron"), the Company was required to deposit $500,000 in a restrictive cash account and issue Textron a $500,000 letter of credit.

Note 8. Industry Segments

     The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). At September 30, 2004, the Company's three business units, NetView (network and storage solutions), NewBridge (communications deployment) and eLinear (consulting services), have separate management teams and infrastructures that offer different products and services;

                         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                                     Network
                                Consulting         and Storage        Communications
     Dollars ($)                 Services           Solutions           Deployment         Consolidated
                            ------------------------------------------------------------------------------
     Revenue                           41,825           6,685,880             726,583           7,454,288
     Segment loss                  (1,324,243)           (322,970)           (557,588)         (2,204,801)
     Total assets                   3,115,915           5,752,326             919,846           9,788,087
     Capital expenditures             196,386             105,953              10,169             312,508
     Depreciation                      18,530              20,548               1,409              40,487


                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                     Network
                                Consulting         and Storage        Communications
     Dollars ($)                 Services           Solutions           Deployment         Consolidated
                            ------------------------------------------------------------------------------
     Revenue                           88,990          15,416,359           1,455,026          16,960,375
     Segment loss                  (4,467,104)           (770,000)           (687,937)         (5,925,041)
     Total assets                   3,115,915           5,752,326             919,846           9,788,087
     Capital expenditures             348,605             263,411              11,286             623,302
     Depreciation                      29,927              38,017               3,227              71,171


                         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                        (RESTATED)

                                                     Network
                                Consulting         and Storage        Communications
     Dollars ($)                 Services           Solutions           Deployment         Consolidated
                            ------------------------------------------------------------------------------
     Revenue                          216,003           3,658,006              88,444           3,962,453
     Segment loss                     (97,642)           (133,354)             (2,366)           (233,362)
     Total assets                     114,939           2,016,309           1,744,950           3,876,198
     Capital expenditures                  --               2,500                  --               2,500
     Depreciation                       1,258               4,098                 814               6,170


                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                        (RESTATED)

                                                     Network
                                Consulting         and Storage        Communications
     Dollars ($)                 Services           Solutions           Deployment         Consolidated
                       ------------------------------------------------------------------------------
     Revenue                          513,944           9,979,195              88,444          10,581,583
     Segment loss                    (254,164)               (736)             (2,366)           (257,266)
     Total assets                     114,939           2,016,309           1,744,950           3,876,198
     Capital expenditures                  --              10,969                  --               8,469
     Depreciation                       2,515              11,381                 814              14,710

     The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Note 9. Subsequent Event

     On November 3, 2004, eLinear acquired all of the outstanding and issued stock of TanSeco Systems, Inc., a Delaware corporation ("TanSeco"), from RadioShack Corporation, a Delaware corporation ("RadioShack"). TanSeco is a nation wide security solutions company, established over 35 years ago, that provides single source, integrated life safety and physical security systems and security monitoring services to commercial customers. Pursuant to this transaction, eLinear offered employment to over 35 RadioShack employees. Concurrently with this transaction, TanSeco entered into a three year services agreement with RadioShack, pursuant to which, TanSeco will provide the installation, service, repair and inspection of security, closed circuit television, and fire systems used by RadioShack for the security systems of its more than 5,000 company-owned stores located in the continental United States, Puerto Rico and the U.S. Virgin Islands, kiosks and other physical locations. In addition to providing services to RadioShack in connection with the services agreement, TanSeco plans to do the following: (i) continue to provide installation, service, repair, and inspection of security, closed circuit television and fire systems to existing customers of TanSeco;
(ii) seek out and obtain, either independently or through the use of third parties, new customers for TanSeco's installation, service, repair, and inspection of security, closed circuit television and fire systems services; and
(iii) either independently or through the use of third parties, provide monitoring services, which may include monitoring fire alarms and burglar alarms, to new and existing customers of TanSeco.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis of the Company's financial condition as of September 30, 2004, and its results of operations for the nine-month periods ended September 30, 2004 and 2003, should be read in conjunction with the audited consolidated financial statements and notes included in eLinear's Form 10-KSB/A (Fourth Amendment) filed with the Securities and Exchange Commission.

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

     Although NetView became its wholly owned subsidiary, for accounting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. The acquisition resulted in goodwill of $451,920. In March 2004, the Company recorded impairment expense totaling $451,920 related to 100% of the goodwill related to the 2003 eLinear acquisition. In March 2004, the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition. During the three months ended June 30, 2004, the Company recognized only $220 of revenue from the consulting services business segment. Based on projected estimated future cash flows from the reporting unit purchased in 2003, management determined a full impairment charge was required. NetView contributed 92% of eLinear's revenue for the nine months ended September 30, 2004.

     In July 2003, eLinear completed the acquisition of all the outstanding shares of NewBridge. Pursuant to the transaction, eLinear issued 850,000 shares of common stock valued at $1,062,500, using the average of the bid and asked prices on July 31, 2003, and options to purchase 300,000 shares of common stock valued at $274,000, using Black-Scholes, to the shareholders of NewBridge. The acquisition was accounted for using the purchase method of accounting resulting in goodwill of $1,491,102, as restated. In September 2004, the Company recorded impairment expense totaling $391,114 related to a portion of the goodwill related to the NewBridge acquisition. The Company performed a valuation analysis of the discounted projected estimated future cash flows from the reporting unit. Based on the valuation analysis, the Company elected to write down the goodwill for NewBridge to $1,100,000 resulting in the impairment charge. NewBridge contributed 9% of eLinear's revenue for the nine months ended September 30, 2004.

     The financial information for the nine months ended September 30, 2003 is information derived from the consolidated financial statements of NetView for the nine months ended September 30, 2003, eLinear for the six months ended September 30, 2003, and NewBridge for the three months ended September 30, 2003.

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

RECENT DEVELOPMENTS

     On November 3, 2004, eLinear acquired all of the outstanding and issued stock of TanSeco Systems, Inc., a Delaware corporation ("TanSeco"), from RadioShack Corporation, a Delaware corporation ("RadioShack"). TanSeco is a nation wide security solutions company, established over 35 years ago, that provides single source, integrated life safety and physical security systems and security monitoring services to commercial customers. Pursuant to this transaction, eLinear offered employment to over 35 RadioShack employees. Concurrently with this transaction, TanSeco entered into a three year services agreement with RadioShack, pursuant to which, TanSeco will provide the installation, service, repair and inspection of security, closed circuit television, and fire systems used by RadioShack for the security systems of its more than 5,000 company-owned stores located in the continental United States, Puerto Rico and the U.S. Virgin Islands, kiosks and other physical locations. In addition to providing services to RadioShack in connection with the services agreement, TanSeco plans to do the following: (i) continue to provide installation, service, repair, and inspection of security, closed circuit television and fire systems to existing customers of TanSeco; (ii) seek out and obtain, either independently or through the use of third parties, new customers for TanSeco's installation, service, repair, and inspection of security, closed circuit television and fire systems services; and (iii) either independently or through the use of third parties, provide monitoring services, which may include monitoring fire alarms and burglar alarms, to new and existing customers of TanSeco.

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

     The Company has filed a registration statement with the Securities and Exchange Commission which is registering the resale of 3,194,225 shares of the Company's common stock and 3,944,737 shares of the Company's common stock underlying the warrants pursuant to the above listed financings. The registration statement was declared effective on September 10, 2004.

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

     As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company's common stock at $1.90 per share and the forgiveness of penalties owed to Laurus in the approximate amount of $153,000 as of October 2004, the Company agreed in October 2004 to reduce the conversion price of the credit facility from $2.91 to $1.00 per share. At the option of the holder, the outstanding balance on the credit facility can be converted into shares of Company common stock at a conversion price of $1.00 per share. In connection with the execution of this credit facility, and in connection with the October 2004 amendment, the Company issued Laurus seven-year warrants to purchase a total of 440,000 shares of Company common stock at exercise prices ranging from $1.90 to $3.32 per share. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company's outstanding shares of common stock. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the note. The Company is not obligated at any time to repurchase any portion of the Laurus conversion shares nor the shares underlying the warrants. The Company filed a registration statement to register the aforementioned shares and shares underlying the warrants with the SEC on November 5, 2004.

CRITICAL ACCOUNTING POLICIES

     General

     The consolidated financial statements and notes included in this Form 10-QSB contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of its assets and liabilities, and affect the disclosure of any contingent assets and liabilities. The Company believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts. The significant accounting policies are described in its financial statements and notes included in its Form 10-KSB/A (Fourth Amendment) filed with the Securities and Exchange Commission.

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

     Goodwill

     As of September 30, 2004, the Company had $1,100,000 of goodwill resulting from the acquisition of NewBridge Technologies, Inc. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. Due to the newness of the NewBridge acquisition, the Company has not performed an impairment assessment of the NewBridge acquisition. Due to the large amount of goodwill presently included in its financial reports, if an impairment is required, its financial condition and results would be negatively affected.

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

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of Financial Accounting Standards Board Statement No. 123." This statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its financial position. The Company recorded $3,246 of stock-based compensation expense for employee stock options which was reflected in the net loss for the nine-month period ended September 30, 2004.

     Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of its customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to its consolidated results of operations or financial position. As of September 30, 2004, the Company maintained an allowance for doubtful accounts of $137,288, which allowance was 2% of total accounts receivable as of that date.

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

     Revenue. Total revenue for the nine months ended September 30, 2004 was $16,960,375 which was an increase of 60% over the prior year period of $10,581,583. Revenue from the consulting services business segment for the nine months ended September 30, 2004 was $88,990, which was less than 1% of total revenue. The consulting services business segment has seen a significant decline in customer utilization during 2004 and 2003. Due to the significant reduction in customers in the consulting services business segment, the Company significantly reduced its number of full-time employees and contract personnel during the 2004 period in order to reduce costs and conserve its limited resources. In addition, the former CEO and primary consultant of the Company resigned in May 2003 and the Company lost its primary consulting customer in March 2004. During February 2004, the Company hired a primary consultant and several consulting engineers and the Company intends to concentrate its efforts on building additional consulting services customer relationships during the current fiscal year and, if successful, add additional personnel to increase its sales. However, there are no guarantees that the Company will be successful in this endeavor. Revenue generated from the network and storage solutions business segment for the nine months ended September 30, 2004 was $15,416,359, which was an increase of $5,437,164, or 54% over the prior year period. The network and storage solutions business segment contributed 91% of total revenue for the current nine month period. The Company was able to increase its revenue over the 2003 period primarily by the addition of sales personnel who had previous customer relationships and has opened a sales office in Dallas, Texas with satellite offices in Austin, Texas and Oklahoma City, Oklahoma. The increase in revenue was due to an increase in the amount of products sold and was not affected by an increase in pricing. The Company intends to focus on adding additional customers and personnel to service these customers. Revenue from the communications deployment business segment for the nine months ended September 30, 2004 was $1,455,026, which was 9% of total revenue. As the acquisition of NewBridge did not occur until July 31, 2003, there was only $88,444 of revenue from the communications deployment segment recognized in the 2003 period.

     Of the revenue generated for the nine months ended September 30, 2004, one customer provided in excess of 10% of the Company's revenue with The Methodist Hospital contributing 21% of the revenue. No other customer provided more than 10% of the Company's revenue for the 2004 period. If the Company were to lose this customer, its financial results may be negatively affected.

     Cost of sales. Total cost of sales for the nine months ended September 30, 2004 was $14,647,673, an increase of $5,843,473, or 66%, over the prior year period of $8,804,200. The Company hired a consulting manager to replace its former CEO and added several consulting engineers during the quarter ended March 31, 2004 to begin growing its business through selling these services to its existing client base. Additionally for the network and storage solutions business segment, the cost of hardware and software as a percent of revenue increased from 84% for the 2003 period to 90% for the 2004 period which was a result of the addition of a major customer which received favorable pricing from the Company. In order to obtain and retain this customer, the Company lowered its standard pricing for resale of computer hardware and software to this customer. The Company was unable to obtain a reduction in the cost of hardware and software purchased from its vendors, resulting in a decrease in its gross margin. This customer became a customer of the Company during the three months ended June 30, 2003. The Company does not anticipate the favorable pricing it has granted to this customer will change in the future.

     For the network and storage solutions business segment, cost of sales is comprised of the costs associated with acquiring hardware and software to fill customer orders. For the consulting services business segment, cost of sales consists of full-time personnel and contract employee costs associated with projects eLinear provides to its customers for a fee. For the communications deployment business segment, cost of sales consists of materials and personnel to build the customer infrastructure. The increase in cost of sales was due to the cost of procuring hardware and software to fill an expanded number of customer orders. The Company's principal suppliers of hardware and software products are Hewlett Packard and Cisco Systems. The Company anticipates they will continue to be its principal suppliers in the future. Total hardware and software costs amounted to $13,602,289 for the nine months ended September 30, 2004. The Company anticipates that cost of sales will increase as revenue increases.

     Gross profit. Total gross profit increased from $1,777,383 for the nine months ended September 30, 2003, to $2,312,702 for the nine months ended September 30, 2004. Total gross profit as a percentage of revenue decreased from 16.8% for the nine months ended September 30, 2003 to 13.6% for the current year period. As previously described, the Company has hired additional personnel in its consulting services business segment in order to market those services to its existing customer base and granted favorable pricing to a major customer which resulted in the decrease in gross profit as a percent of revenue. The Company had not experienced any significant increase in revenue associated with the increased staffing costs during the nine months ended September 30, 2004, but anticipates its revenue and profit margin will improve in the future from this business segment.

     Operating expenses. Total operating expenses for the nine months ended September 30, 2004 were $7,422,984, an increase of $5,365,462, or 261%, over the prior year period of $2,057,522. The various components of this increase are as follows:

     - The Company has added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders, and it has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to hiring full-time employees. At September 30, 2003, the Company employed 18 which had increased to 70 as of September 30, 2004. Additionally, the Company opened a sales office in Dallas, Texas and satellite offices in Austin, Texas and Oklahoma City, Oklahoma. The net effect was an increase in payroll and related costs of $1,884,366, which costs are composed of payroll, payroll taxes and health insurance.

     - Office administration expenses increased from $144,063 for the 2003 period to $1,322,672 for the nine months ended September 30, 2004. The components of office administration are office rent expense, office expenses, staff development and dues and subscriptions. The Company incurred start-up costs when opening its sales offices in Dallas, Austin and Oklahoma City and relocated its corporate headquarters in Houston, Texas. The Company does not anticipate these costs will be incurred in the future.

     - Professional services, which is comprised of legal, accounting and consulting fees, increased from $359,321 for the previous year period to $666,357 for the current fiscal period. The Company has incurred additional legal, accounting and outside services fees during the current fiscal year in association with its financings and current litigation which was partially offset by a reduction in contract services.

     - In March 2004 the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of a key employees after the acquisition. Based on projected future cash flows from the reporting unit, management determined a full impairment charge of $451,925 was required.

          In September 2004, the Company recorded impairment expense totaling $391,114 related to a portion of the goodwill related to the NewBridge Technologies, Inc. acquisition in July 2003. The Company performed a valuation analysis of the discounted projected estimated future cash flows from the reporting unit. Based on the valuation analysis, the Company elected to write down the goodwill for NewBridge to $1,100,000 resulting in the impairment charge.

     - Other expenses increased from $402,222 for prior year period to $1,498,173 for the current fiscal period. The Company has initiated an investor awareness/marketing program to reach out to current and potential investors and provide them with current news releases and information about eLinear as well as to establish nationwide name recognition to build the "eLinear" name brand for future business. This program consists of investor conferences, electronic media distribution, newspaper coverage, third party representation through introduction to institutional entities and radio coverage. The program was designed by in-house eLinear employees. The cost of this program during the nine months ended September 30, 2004 approximated $927,000. The Company has incurred penalties in association with Laurus Master Fund and its financings in January and February 2004 of $102,597 and $370,931, respectively, as a result in delays in its two registration statements filed with the SEC, which penalties are included in the other expenses categoryA majority of the remaining expenses was the Company's listing fee to the American Stock Exchange.

     Interest Expense. Interest expense for the nine months ended September 30, 2004 increased to $840,362 from $25,603 for the prior year period. Of this amount $419,707 was attributable to a one time write-off of debt discounts associated with the Laurus credit facility. The balance was attributable to the amortization of debt discounts and interest charges associated with the Laurus credit facility.

     Net Loss. The net loss for the nine months ended September 30, 2004 was $5,925,041, or $0.30 per share basic and diluted, compared to a net loss of $257,266, or $0.02 per share basic and diluted, for the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

     Changes in cash flow. Net cash used in operating activities for the nine months ended September 30, 2004, was $6,515,813 compared to net cash provided in operating activities of $36,864 for the prior year period. This was an increase of $6,552,677 over the prior year period. The primary components of net cash used in operating activities for fiscal 2004 were a net loss of $5,925,041, increases in accounts receivable resulting from increased sales when compared to the prior fiscal period and increased purchases of inventory associated with the increase in sales. The cash used in operating activities was partially offset by non-cash charges totaling $2,521,594, an increase in accrued liabilities and accrued penalties of $794,787 which was comprised of accrued fees due to Laurus and investors in the January and February 2004 fundings and accrued payroll. Cash used in investing activities increased to $1,649,104 for the current fiscal period. The Company utilized a portion of the cash received from its sales of common stock to purchase a certificate of deposit in the amount of $500,000 and to place $500,000 in a restrictive account. The Company purchased computer hardware, office equipment and furniture during the current period for its new offices and employees totaling $623,302. The Company does not believe it will incur significant purchases in the future. Cash provided by financing activities increased from a use of $55,134 for the prior year fiscal period to $8,039,752 for the current fiscal period. This increase was attributable to sales of common stock of $4,586,103, net proceeds from the Laurus financing agreement of $3,323,758, and the exercise of stock options of $345,594. This was partially offset by the repayment of notes due to Messrs. Allen and Casey of $215,703 and payment of $273,000 in finders fees associated with the Laurus financing agreement

     Capital Resources. The Company has funded its operations through the sale of common stock, the exercise of stock options, short-term borrowings from two of its officers, lines of credit and the Laurus financing agreement. During January and February 2004, the Company sold shares of common stock in two private placements for aggregate net proceeds of $4,586,103. During the nine months ended September 30, 2004, the Company received $345,594 through the exercise of stock options. NetView has funded its operations by way of loans from Messrs. Allen and Casey. At December 31, 2003, the amount due these individuals was $215,703. These notes were subsequently repaid during January 2004. NetView has funded its purchases of network and storage solutions products primarily through vendor provided financing arrangements. In March 2003, NetView obtained a $1 million line of credit from Textron Financial Corporation to fund purchases of network and storage solutions product for delivery to customers. This line of credit was secured by all of its assets. In February 2004, the Company retired this line of credit, entered into a new $500,000 credit facility secured by a $500,000 letter of credit to Textron and entered into a new credit facility with Laurus Master Fund discussed below.

     Liquidity. As of September 30, 2004, the Company had cash balances in non-restricted accounts of $942,024 and positive working capital of $3,382,245. In January 2004, the Company completed a private offering and raised gross proceeds of $2,533,850. In February 2004, the Company completed a private offering and raised gross proceeds of $2,460,000. Both of these agreements include warrants, which, if exercised, would raise an additional $8,029,621.

     In February 2004, the Company obtained a secured revolving note with Laurus Master Fund, Ltd. ("Laurus"). Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%). The agreement contains two notes: a minimum secured revolving note totaling $2,000,000 and a revolving credit facility totaling $3,000,000 based on eligible accounts receivable. At September 30, 2004, the Company had drawn down $2,000,000 under the term loan and $1,629,002 under the revolver.

     The Company believes it has sufficient capital to implement its business plan and to seek out acquisitions in order to more quickly grow its business. The Company believes it will begin to generate positive cash flow from operations during fiscal 2005 and believes that sufficient cash flow from operations will be available during the next twelve months to satisfy its short-term obligations. If expenses are in excess of its estimates or if revenues decline, the Company may need to obtain additional financing to fund its operations. If the Company is required to obtain additional financing, it will be required to do so on a best efforts basis, as it currently has no commitments for any further financing.

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

Item 3. Controls and Procedures

     In accordance with the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

     During September 2004, the Company issued 179,558 shares to two companies for consulting services valued at $190,000.

     During the quarter ended September 30, 2004, the Company did not make any repurchases of its common stock.


Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

     On October 12, 2004, with a written consent to action without a meeting of the majority of the shareholders of eLinear, Inc., the following resolutions were deemed to be adopted to the same extent and to have the same force and effect as if adopted by a formal meeting of shareholders of the Company duly called and held for the purpose of adopting and acting upon such resolutions:

          RESOLVED, that the Majority Shareholders hereby elect Kevan M. Casey, Tommy Allen, J. Leonard Ivins, Carl A. Chase and Ryan Cravey as directors to serve until their successors are elected, appointed and duly qualified; and that the Majority Shareholders direct the officers to implement this resolution.

          RESOLVED, that the Majority Shareholders hereby adopt the 2004 Stock Option Plan and accept the recommendation of the audit committee to appoint and retain Lopez, Blevins, Bork & Associates LLP as the Company's independent auditors for its current fiscal year; and that the Majority Shareholders direct the officers to implement this resolution.

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits. The following exhibits of the Company are included herein.

Exhibit  No.        Description
------------        -----------

2.1 Agreement and Plan of Merger, dated October 11, 1999, between Registrant, eLinear Corporation and Imagenuity, Inc. (incorporated by reference to Exhibit A-1 to Registrant's Current Report on Form 8-K, dated October 25, 1999)
2.2 Agreement and Plan of Merger, dated April 15, 2003, between Registrant, NetView Acquisition Corp. and NetView Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Annual Report on form 10-KSB, dated April 15, 2002)
3.1 Articles of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
3.2 Bylaws of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31,
                    1995)
3.3 Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-QSB for the period ended June 30, 2000)
4.1 Specimen of Registrant's Common Stock Certificate (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
10.1 Employment Agreement with Kevan M. Casey (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003) *
10.2 Employment Agreement with Tommy Allen (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003) *
10.3                2000 Stock Option Plan (incorporated by reference to Exhibit
                    4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000) *
10.4 Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's
                    Form  S-8,  dated  July  31,  2001)  *
10.5 Amended and Restated 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated January 14, 2003) *
10.6 Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)
10.7 Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-KSB, dated April 15, 2003) *
10.8 Securities Purchase Agreement dated as of January 12, 2004 between eLinear, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, dated January 28, 2004)
10.9 Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K, dated January 28, 2004)
10.10 Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K, dated January 28, 2004)
10.11 Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K, dated January 28, 2004)
10.12 Employment Agreement with Ramzi Milad Nassar (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004) *
10.13 Securities Purchase Agreement dated as of February 4, 2004 between eLinear, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.14 Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)

10.15 Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.16 Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
10.17 Common Stock Purchase Warrant Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.18 to Registrant's Form 8-K, dated February 26, 2004)
10.18 Secured Revolving Note Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.19 to Registrant's Form 8-K, dated February 26, 2004)
10.19 Secured Convertible Minimum Borrowing Note Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to
                    Exhibit  10.20  to Registrant's Form 8-K, dated February 26,
                    2004)
10.20 Minimum Borrowing Note Registration Rights Agreement dated as of February 23, 2004 by and between eLinear, Inc. and
                    Laurus  Master  Fund,  LLC  (incorporated  by  reference  to
                    Exhibit  10.21  to Registrant's Form 8-K, dated February 26,
                    2004)
10.21 Funds Escrow Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.22 to Registrant's Form 8-K, dated February 26, 2004)
10.22 eLinear, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Definitive Information Statement, dated October 15, 2004) *
10.23 Employment Agreement with Michael Lewis (incorporated by reference to Exhibit 10.23 to Registrant's Form SB-2 dated November 5, 2004) *
10.24 Amendment to the Security Agreement and Ancillary Agreement with Laurus Master Fund, LLC (incorporated by reference to
                    Exhibit  10.24  to  Registrant's Form SB-2 dated November 5,
                    2004)
10.25               Stock  Purchase  Agreement  of  TanSeco  Systems,  Inc.
                    (incorporated by reference to Exhibit 10.25 to Registrant's Form SB-2 dated November 5, 2004)
10.26 Service Agreement with RadioShack Corporation (incorporated by reference to Exhibit 10.26 to Registrant's Form SB-2 dated November 5, 2004)
14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
21.1                Subsidiaries  of  Registrant  (incorporated  by reference to
                    Exhibit 21.1 to Registrant's Form 10-QSB filed with the Commission on December 19, 2003)
31.1                Certification  of  Kevan  M.  Casey
31.2                Certification  of  Ramzi  M.  Nassar
32.1                Certification  for  Sarbanes-Oxley  Act  of  Kevan  M. Casey
32.2                Certification  for  Sarbanes-Oxley  Act  of  Ramzi M. Nassar

*    Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form  8-K.

          Registrant filed a report on Form 8-K on October 14, 2004, reporting the following event:

     On October 12, 2004, the Company dismissed Malone & Bailey, PLLC as its auditors. Malone & Bailey's audit report on eLinear's consolidated financial statements as of December 31, 2003 and for the year then ended did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles.

     During the most recent fiscal year ended December 31, 2003, and in the subsequent interim periods through the date of dismissal, there were no disagreements with Malone & Bailey on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey would have caused Malone & Bailey to make reference to the matter in their report. eLinear has requested Malone & Bailey to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated October 14, 2004, is filed as Exhibit 16.1 to the Form 8-K.

     The Company retained the services on October 13, 2004 of Lopez, Blevins, Bork & Associates, L.L.P. as eLinear's principal accountant to audit the financial statements of eLinear for the year ended December 31, 2004. The decision to change accountants was approved by the Board of Directors.

SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     Signature                Title                            Date
     ---------                -----                            ----


/s/ Kevan M. Casey           Chief Executive Officer           November 15, 2004
--------------------
Kevan M. Casey               and  Director



/s/  Ramzi M. Nassar         Principal Financial and           November 15, 2004
--------------------         Accounting Officer
Ramzi M. Nassar