Form 10KSB
period 2004-12-31
ELINEAR INC
filed 2005-03-18
CIK 1001903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-07418

eLINEAR, INC.
(Exact name of small business issuer as specified in its charter)

Delaware       76-0478045
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

2901 West Sam Houston Parkway North, Suite E-300, Houston, Texas   77043
(Address of principal executive offices)     (Zip Code)

Registrant’s telephone number, including area code:  (713) 896-0500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $.02 Par Value Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the fiscal year ended December 31, 2004, were $24,065,753.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of March 17, 2005, based upon the average bid and asked price as of such date on the American Stock Exchange, was $8,919,733.

The Registrant’s common stock outstanding as of March 17, 2005, was 22,212,012 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
None

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

eLINEAR, INC.

INDEX TO FORM 10-KSB
December 31, 2004

Part I	Item 1.	Description of Business
	Item 2.	Description of Property
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders

Part II	Item 5.	Market for Common Equity and Related Stockholder Matters
	Item 6.	Management’s Discussion and Analysis and Results of Operations and Financial Condition
	Item 7.	Financial Statements
	Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	Item 8A.	Controls and Procedures
	Item 8B	Other Information

Part III	Item 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act
	Item 10.	Executive Compensation
	Item 11.	Security Ownership of Certain Beneficial Owners and Management
	Item 12.	Certain Relationships and Related Party Transactions
	Item 13.	Exhibits
	Item 14.	Principal Accountant Fees and Services

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

eLinear, Inc., a Delaware corporation (the "Company" or "eLinear"), is a total IT solutions provider of technology consulting, network and storage solutions infrastructure and a provider of digital voice, data, video and security services for both commercial and residential customers. Typically, the Company’s customers are Fortune 2000 and Small to Medium Business ("SMB") organizations. The Company’s services are offered to companies seeking to increase productivity or reduce costs through investing in technology. A majority of the Company’s customers are located in Houston, Texas. The Company’s Internet address is http://www.elinear.com. Information contained on the Company’s web site is not a part of this report. The Company’s stock is traded on the American Stock Exchange under the symbol "ELU".

The Company provides IT consulting services through consulting solutions, creative web site design, web site content management software and technical project management and development services. Through NetView Technologies, Inc., a wholly-owned subsidiary ("NetView"), the Company provides network and storage solutions through product fulfillment, network and infrastructure design, data storage architecture and is a certified partner with several Fortune 100 IT solutions providers. Through NewBridge Technologies, Inc., a wholly-owned subsidiary ("NewBridge"), the Company provides structured cabling, cabling infrastructure design and implementation, security installation and monitoring and digital services of voice, data and video over fiber optic networks to its residential and commercial customers. Through TanSeco Systems, Inc., a wholly-owned subsidiary ("TanSeco"), the Company has business centered on premise security solutions which includes a three-year contract with RadioShack Corporation to install kiosks throughout the United States, third party 24X7 security monitoring contracts with a variety of commercial customers and project work installing security devices and fiber/cable in client locations across the US.

Organizational History

The Company operated as a technology consulting business from December 1999 until its acquisition of NetView in April 2003. It acquired its Internet consulting business as a result of a reverse merger with Imagenuity, Inc. ("Imagenuity") in 1999. Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services. For the fiscal year ended December 31, 2004, the consulting segment contributed less than 1% of eLinear’s revenue. From 1995, its inception, the Company, which at the time was named Kinetics.com, was engaged in marketing proprietary software programs for use on the world wide web of the Internet. Kinetics.com marketed two software programs designed for use on the Web in 1995 and 1996. During 1996, several creditors of Kinetics.com obtained court judgements against it as a result of non-payment of financial obligations and in 1997, Kinetics.com transferred all of its assets to an unaffiliated third party. Subsequent to the asset transfer, the only activities of Kinetics.com consisted of negotiating settlements with its creditors and attempting to identify a suitable acquisition or merger candidate . While Kinetics.com was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, the Company changed its name to eLinear, Inc.

As a result of the demise of such companies as Enron and others in Houston, Texas, IT consulting was extremely limited and in order to grow its business, the Company determined it should expand its offerings and accordingly, acquired NetView, NewBridge and TanSeco.

On April 15, 2003, eLinear issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView. After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. For accounting purposes, the shares issued to eLinear’s shareholders were accounted for as the consideration paid by NetView for the acquisition of eLinear and was valued using the stock price on the date issued. The purchase allocation resulted in goodwill of $451,920. NetView’s historical financial statements replace eLinear’s in the accompanying financial statements.

On July 31, 2003, eLinear completed the acquisition of all the issued and outstanding shares of NewBridge, a provider of communications deployment. Pursuant to the transaction, eLinear issued an aggregate of 850,000 shares of restricted common stock and options to purchase 300,000 shares of common stock. NewBridge was incorporated in the State of Texas on February 20, 2002, and changed its name from MMGD, Inc. to NewBridge on August 7, 2003. As of the effective date, NewBridge became a wholly owned subsidiary of eLinear. The acquisition was accounted for using the purchase method of accounting. For accounting purposes, the shares issued to the NewBridge shareholders were accounted for as the consideration paid by eLinear for the acquisition of NewBridge and were valued using the stock price on the date issued. The purchase allocation resulted in goodwill of $1,491,102.

In November 2004, the Company acquired all of the outstanding and issued stock of TanSeco from RadioShack Corporation ("RadioShack"). The Company purchased the stock with cash and acquired inventory, fixed assets and security monitoring contracts. Concurrent with this transaction, TanSeco entered into a three-year services agreement with RadioShack whereby TanSeco will provide the installation, service, repair and inspection of security, closed circuit television and fire systems used by RadioShack for the security of its more than 5,000 company-owned stores, kiosks and other physical locations.

The Company’s Products and Services

The Company offers its products and services through four distinct business segments as follows:

1)
Consulting services - the Company offers through this business segment strategic consulting services, creative web site design, web site content management software and technical project management and development services;

2)
Product fulfillment and network and storage solutions - through NetView, the Company offers a complete solution to its customers for the acquisition, management and configuration of complex storage and network server installations;

3)
Communications deployment - through NewBridge, the Company provides structured cabling, which is a set of cabling and connectivity products that integrate the voice, data, video and various management systems of a structure, cabling infrastructure design and implementation, which is the design and implementation of the structured cabling systems, security installation and monitoring and digital services of voice, data and video over fiber optic networks to its residential and commercial customers; and

4)
Premise security solutions - through TanSeco, the Company has business centered on premise security solutions which includes a three-year contract with RadioShack Corporation to install kiosks throughout the United States, third party 24X7 security monitoring contracts with a variety of commercial customers and project work installing security devices and fiber/cable in client locations across the US.

The products the Company sells are "off the shelf" products and it does not incur expenses associated with research and development. The Company does not intend to incur research and development costs in the future as it relies on its vendors and suppliers of products to provide the product upgrades. The Company will rely on its clients to purchase the upgrades from the Company.

The combination of these four business segments provides a total IT solution to the Company’s customers.

Technology Integration and Consulting Services

The Company’s technology consulting segment offers a full set of services ranging from traditional technology consulting to managing complex technology integration projects. The Company focuses on providing solutions to technology related issues ranging from managing a software selection process to installation and integration of complex software products. In addition to providing complete customer technology services, the Company markets a proprietary software product called "LinearCMS." This product is designed to allow non-technical personnel to develop and maintain web pages on one or more web sites through a web browser. It allows collaboration between subject matter experts, web site copywriters and business users, creating a working environment that intelligently differentiates web site content from design, and separates content within pages so it can be presented, transformed and syndicated for multiple purposes. The Company does not have any patents or copyrights on this product. Typically, the Company’s contracts it has with its customers are cancelable at any time with fourteen to thirty days’ notice. The Company markets its services through its in-house sales staff.

Product Fulfillment and Network and Storage Solutions

NetView is a proven supplier of IT product fulfillment and network and storage solutions. NetView is classified as a value-added reseller ("VAR") and has various retail agreements and certifications with such companies as Hewlett Packard, Cisco and IBM. Typically, NetView’s customers are Fortune 2000 businesses and Small to Medium Business ("SMB") organizations of which NetView markets its products and services through its own direct sales and marketing team, direct mail and trade shows.

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

Premise Security Solutions

Through TanSeco the Company has business centered on premise security solutions which includes a three-year contract with RadioShack to install kiosks throughout the United States, 24X7 security monitoring contracts with a variety of commercial customers and project work installing security devices and fiber/cable in client locations across the US.

Sales and Marketing

The Company utilizes its in-house staff of sales and sales support personnel to market its products and services. The Company intends to increase this staff to fully implement its business plan. The Company believes it can obtain a greater market share by cross-selling its products and services to its existing customer base and identifying new customers which can benefit from the Company’s total IT solutions products and services. A majority of the Company’s customers are located in Houston and Dallas, Texas, however, the Company intends to expand its marketing strategy through acquisitions of complimentary businesses.

With respect to the source of the Company's revenue, the Company had one customer which provided more than 10% of the Company's revenue for the fiscal year ended December 31, 2004.

Competition

The IT marketplace is intensely competitive and subject to rapid technological change. The Company’s competitors include other IT solutions firms, Internet professional service firms, software firms, product and service fulfillment companies for the acquisition, management and configuration of storage and network installations and providers of communications deployment. These competitors are national, regional and local, including recognizable companies such as EDS, IBM, CompuCom and Accenture. While the Company competes with many entities that have well established brand names, large customer bases and greater resources than it, it believes that its primary competitors are smaller companies with business plans similar to the Company’s that rely upon pre-existing relationships to generate repeat business. The Company anticipates that it will face additional competition from new entrants that provide significant performance, price, creative or other advantages over those offered by the Company. Many of these competitors have greater name recognition and resources than the Company.

The Company’s primary focus is on solving well-defined customer problems or providing a need-proven service. It is focused on delivering reliable and effective IT consulting solutions, managed services, software, security solutions, Internet telephony solutions, and network and storage solutions that enable enterprises to restructure and integrate entire business processes, extending them across enterprise boundaries to employees, customers and suppliers. The Company believes that as its line of products, services and solutions grows through internal and external initiatives, its sales force will be presented with cross-selling potential. With appropriate training, its goal is that each customer sales representative will be responsible for selling all of eLinear’s offerings.

Customers

One customer accounted for 18% of the Company’s revenue for fiscal year 2004. It does not maintain long-term contractual arrangements with any of its customers and, accordingly, there is no assurance that its customers will continue to conduct business with eLinear in the future. The loss of this customer would have a material adverse effect on its business operations. The Company’s business model relies upon negotiated sales transactions with its customers on a transaction by transaction basis. Because it does not enter into long-term contracts with its customers, there is no assurance that the Company will be able to conduct repeat business or long-term business with any one of its current customers. The failure of its customers to continue to do business with it would have a material adverse effect on its business operations.

Intellectual Property, Proprietary Rights and Licenses

The Company’s success depends to a significant degree on its methodologies and software applications. The Company does not have any patents, registered copyrights or registered trademarks. The Company relies, instead, on laws protecting trade secrets, common law rights with respect to copyrights and trademarks, as well as non-disclosure and other contractual agreements to protect proprietary rights. There can be no guarantee that those laws, and the procedures initiated to protect its business, will prevent misappropriation of its proprietary software and web site applications. In addition, those protections do not preclude competitors from developing products with similar features as those of the Company.

Although the Company believes its products and services are unique and do not infringe upon the proprietary rights of others, there can be no assurance that infringement claims will not be brought against the Company in the future. Any such claim could result in costly litigation or have a material adverse effect on the Company’s business, operating results and financial condition.

Research and Development

The Company relies on the providers of the products it sells to upgrade their products through research and development. Consequently, the Company does not perform research and development and has not incurred any research and development costs during the two previous fiscal years and does not anticipate incurring any such costs in the current fiscal year.

Government Regulation

The Company’s communications deployment business sometimes requires licensing when dealing with a government agency. NewBridge is licensed by the State of Texas as an alarm installation company. Additionally, NewBridge is in the process of applying for CLEC status to provide voice services. The residential communities that it will provide video and data services for are not in "franchised" areas. The utility easements in which it deploys the infrastructure are public and are therefore unregulated.
Employees

As of March 10, 2005, the Company had 126 full-time employees which had increased from 116 at December 31, 2004. None of the Company’s employees are covered by any collective bargaining agreements. Management believes that its relations with its employees are good and the Company has not experienced any work stoppages attributable to employee disagreements.

Volatility of Stock Market

There have been significant fluctuations in the market price for the Company's common stock. Factors such as variations in the Company's revenues, earnings and cash flow and announcements of innovations or acquisitions by the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have particularly affected companies in the IT services markets, resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company’s common stock.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s executive and administrative offices are located at 2901 West Sam Houston Parkway North, Suite E-300, Houston, Texas 77043. It leases these facilities. Its lease covers approximately 25,300 square feet and expires on November 30, 2005. Its lease payments are $19,228 per month for the period October 2004 through April 2005 and $20,240 per month for the period May through November 2005. The Company also has a marketing and sales office in Dallas, Texas. It leases these facilities. Its lease covers approximately 7,186 square feet and expires May 31, 2009. The lease payments are $8,898 per month and includes monthly operating expenses, which will vary based on actual operating expenses of the property. TanSeco leases office and warehouse space in Fort Worth, Texas. The lease covers approximately 7,972 square feet and expires October 31, 2007. The lease payments are $8,304 per month. The Company has no present plans to invest in real estate, real estate mortgages, or persons or entities primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is presently not subject to any material legal proceedings outside of the ordinary course of business except as set forth below:

On December 16, 1999, eLinear and Imagenuity were served with a complaint captioned Chris Sweeney v. Kinetics.com, Inc. and Imagenuity, Inc., Circuit Court, Duval County, Florida, Civil Case Number 1999-7252-CA. The complaint alleged a breach of an alleged oral modification of a written employment agreement between the plaintiff, Chris Sweeney, and Imagenuity and alleged breaches by eLinear and Imagenuity of fiduciary obligations which the plaintiff claims were owed to him. Plaintiff is seeking as damages 20% of the Company’s common stock received by the sole shareholder of Imagenuity in connection with the merger of Imagenuity with and into eLinear’s subsidiary. After the filing of the complaint, eLinear’s subsidiary, eLinear Corporation, was added as a defendant. The Company intends to vigorously contest the case. While the Company believes the case to have no merit, at this stage it is impossible to predict the amount or range of potential loss, if any.

In December 1999, the Company counter-sued Chris Sweeney in a lawsuit captioned eLinear Corporation v. Chris Sweeney, United States District Court, District of Colorado, Case Number 99-WM-2434. The complaint sought a determination of the rights of the parties with respect to the termination of Chris Sweeney’s employment agreement with Imagenuity. The lawsuit was indefinitely stayed pending resolution of the Florida litigation discussed above.

On October 17, 2003, the Company filed a civil suit against Jon Ludwig, its former CEO, for the following causes of action: breach of fiduciary duty; negligent misrepresentation; theft of trade secrets; theft/conversion of property; wrongful interference with existing and prospective contracts; and civil conspiracy. This case is currently in the 127th Judicial District in the District Court of Harris County, Texas. Ipath, a direct competitor of the Company and the current employer of defendant Ludwig, was added as an additional defendant. The Company is alleging that iPath conspiracy, wrongful interference with existing and prospective contracts, and fraud for its complicity with Ludwig in the latter’s breach of fiduciary duty. The trial date has been set for April 18, 2005.

On November 11, 2004, the Company filed a demand for arbitration with the American Arbitration Association against McData Corporation for breach of contract relating to the termination of the contract in June 2004. Arbitrators are being appointed and discovery is in the early stage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the period covered in this report to a vote of shareholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the American Stock Exchange under the symbol "ELU" since April 1, 2004. Prior thereto, its common stock traded on the OTC Bulletin Board. The following table sets forth the approximate high and low closing sales prices per share as reported on the American Stock Exchange and OTC Bulletin Board for the Company's common stock for the last two fiscal years. The quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

	High	Low
Year 2004
Quarter ended December 31	$1.60	$0.84
Quarter ended September 30	$2.11	$0.89
Quarter ended June 30	$3.25	$1.50
Quarter ended March 31	$3.50	$1.85
Year 2003
Quarter ended December 31	$2.75	$1.19
Quarter ended September 30	$1.62	$0.65
Quarter ended June 30	$1.00	$0.45
Quarter ended March 31	$0.45	$0.45

As of March 10, 2005, there were approximately 215 shareholders of record of the Company's common stock which does not include those shareholders whose common stock is held in street name. The Company has neither declared nor paid any cash dividends to date and current existing debt instruments preclude the Company from paying dividends. The Company does not anticipate paying dividends in the foreseeable future until such time as the Company has sufficient cash flow from operations to justify payment of a dividend.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under its 2000 Stock Option Plan, 2003 Stock Option Plan and 2004 Stock Option Plan as of December 31, 2004, which have been approved by the Company’s shareholders, and under compensation arrangements that were not approved by the Company’s shareholders.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved by Security Holders	3,481,250	$1.60	828,434
Equity Compensation Plans Not Approved by Security Holders	1,008,333 (1)	$5.62	--
Total	4,489,583	$2.50	828,424

(1)
Includes options to purchase 93,333 shares of common stock at $39.38 per share, 75,000 shares of common stock at $3.00 per share, 375,000 shares of common stock at $2.90 per share, 265,000 shares of common stock at $2.18 per share and 200,000 shares of common stock at $0.50 per share. These options have expiration dates from 2005 through 2013 and each was negotiated on an issuance-by-issuance basis between the holder and the Company..

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended December 31, 2004, that were not registered under the Securities Act.

On December 6, 2004, the Company issued 37,500 shares of common stock to a third party in consideration of a settlement in a dispute of a consulting contract valued at $60,000 pursuant to the exemption provided by Section 4(2) of the Securities Act.

During December 2004, the Company issued 319,248 shares of common stock to certain investors as forgiveness of penalties of $353,224 associated with the delay in obtaining effectiveness of  the Company’s registration statement pursuant to the exemption provided by Section 4(2) of the Securities Act.

All of the above transactions were completed pursuant to Section 4(2) of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

Except as otherwise noted, all sales of the Company’s securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of December 31, 2004, and the Company’s results of operations for the years in the two-year period ended December 31, 2004 and 2003, should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included elsewhere in this report.

Overview

The Company currently consists of four operating segments:

▪	Consulting services. The Company offers consulting services, creative web site design, web site content management software and technical project management and development services.

▪
Product fulfillment and network and storage solutions. Through NetView the Company offers a complete solution to its customers for the acquisition, management and configuration of complex storage and network server installations.

▪
Communications deployment. Through NewBridge the Company provides structured cabling, which is a set of cabling and connectivity products that integrate voice, data, video and various management systems, cabling infrastructure design and implementation, which is the design and implementation of the structured cabling systems, security installation and monitoring and digital services of voice, data and video over fiber optic networks to its residential and commercial customers.

•
Security solutions. Through TanSeco the Company has business centered on premise security solutions which includes a three-year contract with RadioShack Corporation to install kiosks throughout the United States, 24X7 security monitoring contracts with a variety of commercial customers and project work installing security devices and fiber/cable in client locations across the US.

The Company operated as a technology consulting business from December 1999 until its acquisition of NetView in April 2003. It acquired its Internet consulting business as a result of a reverse merger with Imagenuity, Inc. (åImagenuityæ) in 1999. Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services. For the fiscal year ended December 31, 2004, the consulting segment contributed less than 1% of its revenue. Immediately prior to acquiring the business of Imagenuity, eLinear, which at the time was named Kinetiks.com, Inc. (åKinetiks.com") did not engage in any business activities except for negotiating and compromising debt and searching for merger candidates. While Kinetics.com was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, the Company changed its name to eLinear, Inc.

The Company completed the acquisitions of NetView and NewBridge during 2003. In April 2003, the Company issued 12,961,979 shares of common stock for all of the outstanding common stock of NetView. After the merger the stockholders of NetView owned approximately 90% of eLinear.

Although NetView became a wholly-owned subsidiary, for accounting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. The acquisition resulted in goodwill of $451,920. Since NetView is deemed to be the acquiring company for accounting purposes, the financial information for the year ended December 31, 2003 is information derived from the financial statements of NetView.

In July 2003, the Company completed the acquisition of all the outstanding shares of NewBridge. Pursuant to the transaction, eLinear issued 850,000 shares of its common stock valued at $935,000, using the market price on July 31, 2003, and options to purchase 300,000 shares of common stock valued at $274,000 using the Black-Scholes option pricing model, to the shareholders of NewBridge. The acquisition was accounted for using the purchase method of accounting resulting in goodwill of $1,491,102, as restated.

In November 2004, the Company acquired all of the outstanding and issued stock of TanSeco from RadioShack. As a result, TanSeco became a wholly-owned subsidiary of eLinear. The Company purchased the stock with cash and acquired inventory, fixed assets and security monitoring contracts. Concurrent with this transaction, TanSeco entered into a three-year services agreement with RadioShack whereby TanSeco will provide the installation, service, repair and inspection of security, closed circuit television and fire systems used by RadioShack for the security of its more than 5,000 company-owned stores, kiosks and other physical locations.

Recent Developments

    On February 28, 2005, the Company entered into financing arrangements for a total principal amount of $12 million with Laurus, Iroquois Capital LP (åIroquoisæ), RHP Master Fund (åRHPæ), Basso Private Opportunity Holding Fund Ltd. (åBasso Privateæ), and Basso Multi-Strategy Holding Fund Ltd. (åBasso Multiæ), collectively, the (åInvestorsæ) in which it issued to: (i) Laurus a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 per share; (ii) Iroquois a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 pre share; (iii) RHP a convertible secured note in the principal amount of $1,000,000 and a common stock purchase warrant to purchase up to 150,000 shares of Company common stock at an exercise price of $1.25 per share; (iv) Basso Private a convertible secured note in the principal amount of $220,000 and a common stock purchase warrant to purchase up to 33,000 shares of Company common stock at an exercise price of $1.25 per share; and (v) Basso Multi a convertible secured note in the principal amount of $780,000 and a common stock purchase warrant to purchase up to 117,000 shares of Company common stock at an exercise price of $1.25 per share. The terms between the Company and each of the respective Investors are substantially similar and the Company has agreed to treat each of the Investors pro rata with respect to this financing, including conversion, redemption and payments thereto.

These notes are secured by all of the Company and its subsidiaries’ assets. The payment of interest and principal, under certain circumstances, may be made with shares of the Company common stock at a conversion price of no less than $1.00 per share. The Company has agreed to register the resale of the shares of the Company common stock underlying the Investor Notes and the shares issuable upon exercise of the Warrants. The Investor Notes will accrue interest at a rate per annum equal to the åprime rateæ published in the Wall Street Journal plus seventy five basis points, as may be adjusted. The Company has the ability to prepay any amounts owed under these Investors Notes at 110% of the principal amount.

Under the terms of the Investor Notes and related documents, 20% (including applicable fees) of the principal amount of the Investor Notes was provided to Company for immediate use upon the closing of the Investor Notes (åAmortizing Principalæ), the remaining 80% (net of applicable fees) is held in restricted accounts for each respective Investors (åRestricted Accountæ). The Company is obligated to make monthly payments, either in cash or stock as determined by the Investor Notes, beginning on June 1, 2005 for the Amortizing Principal, plus applicable interest (the åMonthly Paymentæ). The Monthly Payment will be made (i) automatically by a conversion in stock at a åFixed Conversion Priceæ, (ii) at the discretion of the Company at a reduced conversion price, or (iii) in cash paid by the Company at 110% of the Monthly Payment. The Monthly Payments shall be automatically made in Company common stock at the Fixed Conversion Price if (i) the shares of the Company common stock underlying the shares of the Investor Notes are registered; and (ii) the average trading price of the Company common stock for the five days preceding the Monthly Payment is greater than 110% of the Fixed Conversion Price. If the Monthly Payment is not automatically converted into shares of Company common stock because the average trading price of the Company common stock for the five trading days prior to the due date of the Monthly Payment is less than 110% of the Fixed Conversion Price, the Company may, at its discretion, make the Monthly Payment in Company common stock at a conversion price equal to 85% of the average trading price of the Company common stock for the five lowest closing days for the 22 trading days prior to the Company’s notice, but in no case shall the conversion price be less than $1.00. As of February 28, 2005 the Fixed Conversion Price is $1.00, subject to adjustment, but in no case less than $1.00.

The Company will receive cash disbursements (less applicable accrued interest) for the amounts held in the Restricted Account after (i) the Amortizing Principal, plus interest, is paid in full, (ii) the shares of the Company common stock underlying the Investor Notes are registered; and (iii) either the Company or the Investor converts any amounts held in the Restricted Accounts into shares of the Company’s common stock. If the Company converts the amounts held in the Restricted Account, the amounts shall be converted at either (i) a price equal to 85% of the average of the five lowest closing prices of the Company common stock during the 22 trading days immediately prior to the date of a respective repayment notice if the average closing price of the Company common stock is less than 110% of the Fixed Conversion Price, but in no instance may such shares by converted for less than $1.00; or (ii) at the Fixed Conversion Price, if the average closing price of the Company common stock for the five consecutive trading days immediately preceding the respective repayment notice is greater than or equal to 115% of the Fixed Conversion Price.

The Investors may convert all or any portion of the principal amounts of their respective Investor Notes, including any accrued interest or fees thereon at the Fixed Conversion Price.

Notwithstanding the foregoing, the Company’s right to issue shares of its common stock in payment of obligations under the Investor Notes shall be subject to the limitation that the number of aggregate shares of common stock issued to each Investor shall not exceed 25% of the aggregate dollar trading volume of the Company common stock for the 22 trading days immediately preceding the date on which the conversion is to occur. Furthermore, the Investors are not entitled to convert their respective Investor Notes; if the aggregate Investors beneficial ownership of the Company’s common stock would exceed pro rata 19.99% of the outstanding shares of common stock of the Company at the time of the conversion.

The warrants issued pursuant to this funding are exercisable by the Investors until February 28, 2012, at $1.25 per share of Company common stock. The Warrants are exercisable immediately.

The Company has agreed to file a registration statement with the Securities and Exchange Commission within a definitive period of time not to exceed 45 days from February 28, 2005, in order to register the resale of the shares of common stock underlying the Investor Notes and the shares issuable upon exercise of the Warrants. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to 105 days from February 28, 2005, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay the Investors liquidated damages of 1.25% of the principal amount of the Investor Notes per month.

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company's financial statements (See Note 2 in Notes to Consolidated Financial Statements).

Revenue Recognition

The Company’s revenue recognition policy is objective in that it recognizes revenue when products are shipped or services are delivered. Accordingly, there are no estimates or assumptions that have caused deviation from its revenue recognition policy. Additionally, the Company has a limited amount of sales returns which would affect its revenue earned.

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

The Company recognizes revenue from the sale of manufacturer’s maintenance and extended warranty contracts in accordance with EITF 99-19 net of its costs of purchasing the related contracts.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of the Company’s customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to the Company’s consolidated results of operations or financial position.

Goodwill

As of December 31, 2004, the Company had $1,100,000 of goodwill, as restated, resulting from the acquisition of NewBridge. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. In September 2004, the Company performed a valuation analysis of the discounted projected estimated future cash flows of NewBridge and the Company elected to write down a portion of the goodwill related to NewBridge. Due to the large amount of goodwill presently on the Company’s financial reports, if an impairment is required, the Company’s financial condition and results of operations would be negatively affected. During March 2004, the Company recorded an impairment charge of approximately $451,000 related to the goodwill associated with the NetView acquisition.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, åAccounting for Stock Issued to Employees,æ as amended by the Financial Accounting Standards Board Interpretation No. 44, åAccounting for Certain Transactions Involving Stock Compensation.æ Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company’s common stock on the grant date. The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, åAccounting for Stock-Based Compensation,æ which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, åAccounting for Stock-Based Compensation — Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123.æ This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its operations and/or financial position.

Results of Operations and Financial Condition

The Company’s primary business focus is on solving well-defined customer problems or providing a need-proven service. It is focused on delivering reliable and effective IT solutions, managed services, software, security solutions, Internet telephony solutions and network and storage solutions that enable enterprises to restructure and integrate entire business processes while extending them across enterprise boundaries to customers, employees and suppliers. As its arsenal of products, services and solutions grows through internal and external initiatives, its sales force will be required to leverage its cross-selling potential. The Company earns its revenue through the sales efforts of its four distinct business segments. When products and/or services are purchased, the Company invoices its customers and subsequently receives payment for those products and/or services, which generates the cash needed to pay for those products and/or services. Due to its growth, the Company has been required to obtain various lines of credit to finance the purchase of these products.

Prior to the acquisitions of NetView, NewBridge and TanSeco, the Company was a technology consulting services firm providing strategic consulting solutions, creative web site design, web site content management software and technical project management and development services to companies seeking to increase productivity or reduce costs through investing in technology. In order to diversify its business plan, the Company began seeking merger candidates. eLinear selected NetView due to its list of customers and management with the view toward cross-selling its consulting services with NetView’s network and storage solutions customers. Its acquisition of NewBridge was determined by its desire to provide a total IT solutions product to its customers, which NewBridge provided the ability to expand its business in the area of communications deployment. The acquisition of TanSeco provided the Company an opportunity to enter the security solutions business segment. In addition to its consulting services it previously provided, it now offers a full range of IT solutions. These acquisitions have in fact expanded its customer base and provided additional sales opportunities, which were not previously available to it. The Company intends to expand its business in all four segments of which it operates.

eLinear is specifically focused on growing its business across all offerings. This growth will, in some instances, be pursued internally and in others, externally via acquisitions.

Internal Growth

The primary focus internally will be on making strategic hires for its network solutions, IP Telephony solutions and security solutions. This has and will continue to include:

1)	account executives that bring to eLinear established relationships with customers; and
2)	technical resources and engineers that can assess, architect, design, implement, support and maintain all the different aspects required by the Company’s solutions.

Much of the Company’s internal growth will also come from leveraging its ability to cross-sell its diverse offerings to its entire customer base. The Company also plans to expand into the geographies that its current customers have presences in, and hence, would be relatively easier than expanding into other geographies without any inroads into them. More specifically, below are some current initiatives being developed:

1)
IP Telephony - the design, architecting, implementation and roll-out of corporate Voice Over Internet Protocol (åVOIPæ) telephone systems integrated with data networks, eliminating the need for traditional switching telephone systems. The Company has identified several account executives and engineers that would enable broader customer coverage. Concurrently, the Company is in the process of upgrading its certification levels with partners in order to provide it with better services, pricing and opportunities, primarily with Cisco Systems;

2)
Network Solutions - the Company continually hires account executives and engineers that enable broader customer coverage by bringing new customers and skills to eLinear. During 2004, the Company hired nearly 25 people in Dallas as an extension of its Houston presence; and

3)
Security Solutions - the Company is now focused on growing its security system sales to its customers, with the solutions being enabled via strategic partnerships with such companies as Cisco Systems, Netscreen and others.

All of its solutions are distributed through its internal sales and engineering forces.

External Growth

The primary focus externally will be on making strategic acquisitions into areas that the Company feels it wants to compete, but will not be able to establish and grow a competitive presence internally. The security systems arena is an area where the Company’s acquisitions will be targeted. Intrusion technology firms and security consulting firms that can perform vulnerability assessments, penetration testing and security policy creation represent areas that the Company feels it can be more effective by acquiring into.

Financing Growth

Currently, the Company has enough cash on hand and credit through its lines of credit to fund its internal working capital needs, which include internal growth initiatives over the next twelve months, and evaluating acquisitions. Moving forward, should the Company determine that it is strategically important to make multiple acquisitions, then the Company may need to pursue additional funding for those acquisitions.

Purchase of New Products

From a procurement perspective, the Company has lines of credit with Textron, Ingram Micro and GE Financial that are needed in order to fund the purchase of hardware required for its solutions offerings. Its new products are purchased primarily through one of the following four vendors: Ingram Micro, GE Financial, Synnex and Tech Data. If the credit line at each vendor becomes over extended, then that vendor gets paid by Textron immediately upon invoicing of the product. eLinear then has 30 days to pay the vendor and 45 days to pay Textron. This enables eLinear to maintain liquidity and rapid procurement on behalf of its customers.

NetView Acquisition

The acquisition of NetView brought to eLinear customers that need services in the network solutions market, including the design, procurement, implementation, support and maintenance of corporate networks. NetView’s customer base ranges from the likes of the Fortune 2000 to Small to Medium Businesses (åSMBæ). Industry verticals that Netview customers are in, and hence are new markets to eLinear, include energy, healthcare, state and local governments, finance and several others. The opportunities acquired are general in nature and there was not any specific opportunity that was deemed material in making this acquisition. Network solutions will be selectively expanded through the hiring of key account executives with long-term, well-established client relationships.

NewBridge Acquisition

The acquisition of NewBridge brought to eLinear customers that need services in the network infrastructure market, including the design, procurement, implementation, support and maintenance of physical network infrastructure such as structured cabling, network access points (drops), secure card access, closed circuit TV, and other services. NewBridge’s customer base includes Houston based businesses, large and small, that require physical infrastructure for networks in new facilities, expansions, upgrades and for maintenance of existing facilities. Industry verticals that NewBridge customers are in include energy and state and local governments. Part of the strategic reason for the acquisition was an opportunity to develop infrastructure services for residential communities. Network infrastructure solutions will be selectively expanded through the hiring of key account executives with long-term, well-established commercial client relationships. There is little emphasis on the residential aspect of the infrastructure.

TanSeco Acquisition

The acquisition of TanSeco allowed the Company to enter the premise security solutions business segment. Through this wholly-owned subsidiary, the Company offers security services to RadioShack Corporation under a three-year agreement, security monitoring through third parties and project work installing security devices and fiber/cable in client locations throughout the US.

Challenges and Risks

1)
Continued improvement in IT spending trends, specifically on security and regulatory compliance technology enablement. eLinear plans to address this by continually refocusing on solutions that are critical to clients granting eLinear access to areas that warrant technology and strategic spending;

2)	General economic conditions at the local, regional and national level; and
3)
Continued access to capital and human capital resources. eLinear continually attends conferences where capital sources are marketing their services and such relationships are continually maintained. The Company continually utilizes the services of recruiters in order to ensure access to high quality human capital talent.

Results of Operations

Year Ended December 31, 2004 to Year Ended December 31, 2003

The following table sets forth certain operating information regarding the Company for the years ended December 31, 2004 and 2003:

	2004	2003
Revenue	$24,065,753	$13,501,140
Cost of revenue	20,476,838	11,367,405
Gross profit	3,588,915	2,133,735
Selling, general and administrative expenses	10,631,037	3,151,263
Depreciation and amortization	151,630	20,290
Loss from operations	(7,193,752)	(1,037,818)
Other income (expense)	(1,238,960)	15,657
Net loss	$(8,432,712)	$(1,022,161)
Net loss per share - basic and diluted	$(0.42)	$(0.07)

Revenue. Total revenue for the year ended December 31, 2004 was $24,065,753 which was an increase of 78% over the prior year period of $13,501,140. Revenue from the consulting services business segment for fiscal 2004 was $106,515, which was less than 1% of total revenue. The consulting services business segment has seen a significant decline in customer utilization during 2003 and 2004. During February 2004, the Company hired a primary consultant and several consulting engineers and the Company intends to concentrate its efforts on building additional consulting services customer relationships during the current fiscal year. If successful, the Company does intend to add additional personnel to increase sales, however, there are no guarantees that the Company will be successful in this endeavor.

Revenue generated from the network and storage solutions business segment for fiscal 2004 was $21,753,584, which was an increase of $9,067,451, or 71%, over fiscal 2003. The network and storage solutions business segment contributed 90% of total revenue for fiscal 2004. The Company was able to increase its revenue over the 2003 period primarily by the addition of sales personnel who had previous customer relationships and the Company opened a sales office in Dallas, Texas with satellite offices in Austin, Texas and Oklahoma City, Oklahoma. The increase in revenue was due to an increase in the amount of product sold and was not affected by an increase in pricing. eLinear intends to focus on adding additional customers and personnel to service these customers.

Revenue from the communications deployment business segment for fiscal 2004 was $1,827,873, which was 8% of total revenue. This was an increase of $1,621,236, or 785%, over the 2003 period. Since the acquisition of NewBridge did not occur until July 31, 2003, revenue from the communications deployment segment for fiscal 2003 was only for the period July 31 to December 31, 2003. The Company continues to add new customers in this area and has increased its business from its existing customer base.

Of the revenue generated for the period ended December 31, 2004, one customer provided in excess of 10% of the Company’s revenue. This customer provided 18% of the Company’s revenue during fiscal 2004. The loss of that customer may have an adverse financial effect on the Company.

Cost of revenue. Total cost of revenue for the year ended December 31, 2004 was $20,476,838, an increase of $9,109,433, or 80%, over the 2003 period of $11,367,405. For the network and storage solutions business segment, cost of revenue is comprised primarily of the costs associated with acquiring hardware and software to fill customer orders. For the consulting services business segment, cost of revenue consists primarily of full-time personnel and contract employee costs associated with projects the Company provides to its customers for a fee. For the communications deployment and security solutions business segments, cost of revenue consists primarily of materials and personnel to build the customer infrastructure.

The primary component of the increase in cost of revenue was the cost of procuring hardware and software to fill an expanded number of customer orders. The cost of hardware and software as a percent of revenue increased from 85% for fiscal 2003 to 87% for fiscal 2004. This increase was a result of the addition of a major customer which received favorable pricing from the Company. In order to obtain and retain this customer, the Company lowered its standard pricing for resale of computer hardware and software to this customer. The Company was unable to obtain a reduction in the cost of hardware and software purchased from its vendors, resulting in a decrease in its gross margin. The Company does not anticipate the favorable pricing it has granted to this customer will change in the future. The Company’s principal suppliers of hardware and software products are Hewlett Packard and Cisco, which contributed approximately 49% of its sales for fiscal 2004. The Company anticipates they will continue to be its principal suppliers in the future. Total cost of products amounted to $19,194,420 for fiscal 2004. The Company anticipates that cost of revenue will increase as revenue increases.

Gross profit. Total gross profit increased from $2,133,735 for the year ended December 31, 2003, to $3,588,915 for the year ended December 31, 2004. The increase in gross profit was a result of an increase in revenue from all business segments, with the exception of the consulting services business segment. Total gross profit as a percentage of revenue decreased from 16% for fiscal 2003 to 15% for fiscal 2004. The primary reason for the decrease was a result of favorable pricing for hardware and software purchases a major customer.

Operating expenses. Total operating expenses for the year ended December 31, 2004, were $10,782,667, an increase of $7,611,114, or 240%, over fiscal 2003 of $3,171,553. The various components of this increase are as follows

▪
The Company has added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders, and it has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to hiring full-time employees. At December 31, 2003, the Company employed 27 which had increased to 116 as of December 31, 2004. Additionally, the Company opened a sales office in Dallas, Texas and satellite offices in Austin, Texas and Oklahoma City, Oklahoma. The net effect was an increase in payroll and related costs of $3,243,203, which costs are composed of payroll, payroll taxes, sales commissions and employee benefits.

▪
Office administration expenses increased from $338,674 for the 2003 period to $1,524,253 for the 2004 period. The components of office administration are office rent, office administration, sales and marketing and dues and subscriptions. The Company incurred initial start-up costs when opening its sales offices in Dallas, Austin and Oklahoma City and relocating its corporate headquarters in Houston, Texas. The Company does not anticipate these costs will be incurred in the future.

▪
Professional services, which is comprised of legal, accounting and consulting fees, increased from $526,664 for the previous year period to $2,208,666 for the current fiscal period. The Company has incurred additional legal, accounting and outside services fees during the current fiscal year in association with its financings and current litigation which was partially offset by a reduction in contract services. The Company incurred non-cash stock compensation expense of $857,484 for common stock issued to consultants.

▪
In March 2004 the consulting services reporting unit lost its largest consulting contract and the other operations that it had prior to the NetView acquisition with additional revenue declines due to the loss of a key consulting services employee after the acquisition. Based on projected future cash flows from the reporting unit, management determined a full impairment charge of $451,925 was required.

In September 2004, the Company recorded impairment expense totaling $391,102 related to a portion of the goodwill related to the NewBridge acquisition in July 2003. The Company performed a valuation analysis of the discounted projected estimated future cash flows from the reporting unit. Based on the valuation analysis, the Company elected to write down the goodwill for NewBridge to $1,100,000 resulting in the impairment charge.

▪
Other expenses increased from $741,494 for prior year to $1,267,457 for the current fiscal period. The Company has initiated an investor awareness/marketing program to reach out to current and potential investors and provide them with current news releases and information about eLinear as well as to establish nationwide name recognition to build the åeLinearæ name brand for future business. This program consists of investor conferences, electronic media distribution, newspaper coverage, third party representation through introduction to institutional entities and radio coverage. The program was designed by in-house eLinear employees. The cost of this program during the twelve months ended December 31, 2004 approximated $862,000. The Company has incurred penalties in association with Laurus and its financings in January and February 2004 of $102,597 and $370,931, respectively, as a result in delays in its two registration statements filed with the SEC, which penalties are included in the other expenses category. A majority of the remaining expenses were the Company’s listing fee to the American Stock Exchange.

Interest Expense. Interest expense for the year ended December 31, 2004 increased to $1,255,493 from $30,775 for the prior year. Of this amount $419,707 was attributable to a one time write-off of debt discounts associated with the Laurus credit facility and a one time charge to interest expense of $338,925 for lowering the conversion price on the Laurus credit facility. The balance was attributable to the amortization of debt discounts and interest charges associated with the Laurus credit facility.

Net Loss. The net loss for the year ended December 31, 2004 was $8,432,712, or $0.42 per share basic and diluted, compared to a net loss of $1,022,161, or $0.07 per share basic and diluted, for the previous year.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the years ended December 31, 2004 and 2003:

	2004	2003
Net cash used in operating activities	$(7,112,080)	$(1,106,769)
Net cash used in investing activities	$(1,962,163)	$(19,143)
Net cash provided by financing activities	$9,418,629	$1,559,501

Changes in cash flow. Net cash used in operating activities for the year ended December 31, 2004, was $7,112,080 compared to net cash used in operating activities of $1,106,769 for the prior year. This was an increase of $6,005,311 over the prior year. The primary components of net cash used in operating activities for fiscal 2004 were a net loss of $8,432,712, increases in accounts receivable resulting from increased sales when compared to the prior fiscal year and increases in inventory and other current assets. The cash used in operating activities was partially offset by non-cash charges totaling $3,989,924, an increase in accrued liabilities of $864,891 which was comprised of accrued payables, payroll and sales taxes and an increase in accounts payable. Cash used in investing activities increased to $1,962,163 for the current fiscal year. In November 2004, the Company purchased all the outstanding stock of TanSeco for $750,000 in cash and acquired inventory, fixed assets and security monitoring contracts. The Company purchased computer hardware, office equipment and furniture and incurred leasehold improvements during the current period for its new offices and employees totaling $688,016. The Company does not believe it will incur significant purchases in the future. As part of the Company’s loan agreement with Textron, the Company was required to deposit $500,000 in a restricted account in order to obtain a letter of credit. Cash provided by financing activities increased from approximately $1,560,000 during fiscal 2003 to approximately $9,419,000 for the current fiscal year. This increase was attributable to sales of common stock of approximately $4,586,000, net proceeds from the Laurus financing agreement of $4,705,697, and the exercise of stock options and warrants of $615,843. This was partially offset by the repayment of notes due to Messrs. Allen and Casey of $215,703 and payment of $273,000 in finders fees associated with the Laurus financing agreement..

Capital Resources. The Company has funded its operations through the sale of common stock, the exercise of stock options and warrants, short-term borrowings from two of its officers, lines of credit and the Laurus financing agreement. During January and February 2004, the Company sold shares of common stock in two private placements for aggregate net proceeds of $4,585,792. During the year ended December 31, 2004, the Company received $615,843 through the exercise of stock options and warrants. NetView has funded its operations by way of loans from Messrs. Allen and Casey. At December 31, 2003, the amount due these individuals was $215,703. These notes were subsequently repaid during January 2004. NetView has funded its purchases of network and storage solutions products primarily through vendor provided financing arrangements. In March 2003, NetView obtained a $1 million line of credit from Textron Financial Corporation to fund purchases of network and storage solutions product for delivery to customers. This line of credit was secured by all of its assets. In February 2004, the Company retired this line of credit, entered into a new $500,000 credit facility secured by a $500,000 letter of credit to Textron and entered into a new credit facility with Laurus discussed above.

Liquidity. As of December 31, 2004, the Company had cash balances in non-restricted accounts of $898,869 and positive working capital of approximately $1,886,000. In January 2004, the Company completed a private offering and raised gross proceeds of approximately $2,500,000. In February 2004, the Company completed a private offering and raised gross proceeds of $2,460,000. Both of these financings include warrants, which, if exercised, could raise up to approximately $6,900,000.

In February 2004, the Company obtained a secured revolving note with Laurus. Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%). The agreement contains two notes: a minimum secured revolving note totaling $2,000,000 and a revolving credit facility totaling $3,000,000 based on eligible accounts receivable. At December 31, 2004, the Company had drawn down $2,000,000 under the term loan and $2,705,697 under the revolver.

On February 28, 2005, the Company entered into financing arrangements for a total principal amount of $12 million as described in "Recent Developments".  Of this financing $2,400,000 gross proceeds has been funded to the Company and $9,600,000 may be funded upon satisfaction of certain conditions, of which there can be no assurance that this will occur.

The Company believes it has sufficient capital to implement its business plan during fiscal 2005 and to seek out acquisitions in order to more quickly grow its business. Management believes that it will not begin to generate cash flow from operations during fiscal 2005, however, it believes it has sufficient capital resources to fund operations during fiscal 2005. If expenses are in excess of its estimates or if revenue declines, the Company may need to obtain additional financing to fund its operations. If the Company is required to obtain additional financing, it will be required to do so on a best efforts basis, as it currently has no commitments for any further financing.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

During December 2002, the FASB issued SFAS No. 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB SFAS No. 123 åAccounting for Stock-Based Compensationæ (åSFAS 123æ). SFAS 148 also amends and augments the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS 148 are effective for fiscal years and interim periods ending after December 15, 2002. The Company has adopted only the disclosure provisions of this statement.

SFAS No. 150, åAccounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,æ was issued in May 2003 and requires issuers to classify as liabilities (or assets under certain circumstances) three classes of freestanding financial instruments that represent obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of:
eLinear, Inc.
Houston, Texas

We have audited the accompanying balance sheet of eLinear, Inc., as of December 31, 2004 and 2003 and the related statements of operations, changes in sharehholders’ equity (deficit) and cash flows for each of the two years ended December 31, 2004 and 2003. These financial statements are the responsibility of eLinear’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eLinear, Inc. as of December 31, 2004 and 2003, and the results of its operations and cash flows for each of the two years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13, the Company restated its prior period financial statements.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
March 3, 2005

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2004	2003
ASSETS		Restated
Current assets:
Cash	$898,869	$554,483
Cash in restricted accounts	504,580	--
Accounts receivable, net of allowance of $311,569 and $69,289 at
December 31, 2004 and 2003, respectively	5,010,733	1,637,217
Inventory	446,446	190,555
Other current assets	126,316	45,708
Total current assets	6,986,944	2,427,963

Property and equipment, net	805,798	43,662
Other assets:
Goodwill	1,100,000	1,943,022
Deferred financing costs, net	132,346	--
Contract rights	273,693	--
Deposits	34,616	15,049
Total other assets	1,540,655	1,958,071
Total assets	$9,333,397	$4,429,696

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$1,266,738	$1,101,603
Line of credit - revolver	2,784,543	--
Payable to officers	--	36,336
Accrued liabilities	1,049,974	148,747
Notes payable, officers	--	215,703
Total current liabilities	5,101,255	1,502,389
Long-term debt, net	1,399,397	--
Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued	--	--
Common stock, $.02 par value, 100,000,000 shares authorized,
21,622,598 and 17,020,754 shares issued and outstanding at
December 31, 2004 and 2003, respectively	432,452	340,415
Additional paid-in capital	12,228,744	3,982,631
Accumulated deficit	(9,828,451)	(1,395,739)
Total shareholders’ equity	2,832,745	2,927,307
Total liabilities and shareholders' equity	$9,333,397	$4,429,696

See accompanying notes to consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Revenue:
Products	$21,472,050	$12,623,092
Services	2,513,383	878,048
Other	80,320	--
Total revenue	24,065,753	13,501,140

Cost of revenue:
Products	19,194,420	10,840,416
Services	1,282,418	526,989
Total cost of revenue	20,476,838	11,367,405

Gross profit	3,588,915	2,133,735

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	4,787,634	1,544,431
Office administration	1,524,253	338,674
Professional services	2,208,666	526,664
Impairment of goodwill	843,027	--
Other	1,267,457	741,494
Total selling, general and administrative	10,631,037	3,151,263
Depreciation and amortization	151,630	20,290
Total operating expenses	10,782,667	3,171,553

Loss from operations	(7,193,752)	(1,037,818)

Other income (expense):
Interest, net	(1,255,493)	(30,775)
Other	16,533	46,432
Total other income (expense)	(1,238,960)	15,657
Net loss	$(8,432,712)	$(1,022,161)

Net loss per share:
Basic and diluted	$(0.42)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	20,289,723	14,382,140

See accompanying notes to consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances January 1, 2003	12,961,979	$259,240	$--	$(373,578)	$(114,338)
Stock issued in reverse acquisition	1,043,761	20,875	429,843	--	450,718
Stock issued for cancellation of warrants	134,750	2,695	51,205	--	53,900
Exercise of stock options	573,700	11,474	733,969	--	745,443
Issuance of stock options for
forgiveness of debt	--	--	13,188	--	13,188
Stock issued for services	126,000	2,520	340,789	--	343,309
Stock options issued for services	--	--	114,493	--	114,493
Stock issued for cash, net of costs	1,330,564	26,611	811,644	--	838,255
Stock options issued for acquisition	--	--	274,000	--	274,000
Stock issued for acquisition	850,000	17,000	1,195,500	--	1,230,500
Net loss	--	--	--	(1,022,161)	(1,022,161)
Balances, December 31, 2003	17,020,754	340,415	3,982,631	(1,395,739)	2,927,307
Exercise of stock options	312,600	6,252	409,010	--	415,262
Exercise of stock warrants	200,581	4,012	196,569	--	200,581
Stock issued for cash, net of costs	3,194,225	63,884	4,521,908	--	4,585,792
Debt discount	--	--	1,039,620	--	1,039,620
Stock issued for services	575,190	11,504	845,980	--	857,484
Stock option expense	--	--	220,091	--	220,091
Stock issued for cancellation of penalties	319,248	6,385	346,839	--	353,224
Stock warrants repriced for cancellation
of penalties	--	--	327,171	--	327,171
Beneficial conversion feature of note	--	--	338,925	--	338,925
Net loss	--	--	--	(8,432,712)	(8,432,712)
Balances December 31, 2004	21,622,598	$432,452	$12,228,744	$(9,828,451)	$2,832,745

See accompanying notes to consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(8,432,712)	$(1,022,161)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	149,210	20,290
Impairment of goodwill	843,022	--
Bad debt expense	242,280	--
Amortization of debt discounts	658,517	--
Stock and stock option based compensation	1,077,575	511,702
Stock issuance and warrant repricing for payment of penalties	680,395	--
Beneficial conversion feature of note	338,925	--
Changes in assets and liabilities:
Accounts receivable	(3,615,796)	(311,486)
Inventory	(2,914)	(173,608)
Other current assets	(80,608)	(45,708)
Accounts payable	165,135	(115,517)
Accrued liabilities	864,891	29,719
Net cash used in operating activities	(7,112,080)	(1,106,769)

Cash flows from investing activities:
Purchase of property and equipment	(688,016)	(9,886)
Restricted cash	(504,580)	--
Acquisition of TanSeco	(750,000)	--
Deposits	(19,567)	(9,257)
Net cash used in investing activities	(1,962,163)	(19,143)

Cash flows from financing activities:
Proceeds from notes payable due to officers	--	161,262
Repayment on notes payable due to officers	(215,703)	(185,459)
Proceeds from revolver, net	2,705,697	--
Proceeds from long-term debt	2,000,000	--
Payment of up-front financing costs	(273,000)	--
Proceeds from exercise of stock options and warrants	615,843	745,443
Proceeds from sale of common stock, net	4,585,792	838,255
Net cash provided by financing activities	9,418,629	1,559,501
Net increase in cash	344,386	433,589
Cash and cash equivalents, beginning of year	554,483	120,894
Cash and cash equivalents, end of year	$898,869	$554,483

Non-cash transactions:
Issuance of stock in reverse acquisition	$ --	$ 450,718
Issuance of stock for acquisition	$ --	$ 1,504,500
Issuance of options for forgiveness of debt	$ --	$ 13,188

See accompanying notes to consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 1. Organization and Nature of Business

eLinear, Inc. (åeLinearæ or the åCompanyæ) is a communications, security and compliance company providing integrated technology solutions including information and physical security, IP Telephony and network and storage solutions infrastructure. Typically, the Company’s customers are Fortune 2000 and small to medium sized business organizations. eLinear’s services are offered to companies seeking to increase productivity or reduce costs through investing in technology. eLinear has a national and international footprint and has its headquarters in Houston, Texas.

On April 15, 2003, eLinear, Inc. issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView Technologies, Inc. (åNetViewæ). After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. (See Note 3.)

Prior to its acquisition of NetView, eLinear, Inc. was a technology consulting services firm providing strategic consulting solutions, creative web site design, web site content management software, and technical project management and development services to companies seeking to increase productivity or reduce costs through investing in technology. The Company’s current customers are based in the United States.

NetView was incorporated in the State of Texas in December 2001 as an S-Corporation and commenced operations on January 1, 2002. NetView is an information technology solutions company that provides its customers with network and storage solutions infrastructure and related services. NetView’s focus is on creating recurring revenue streams from a diverse client base. NetView markets its products and services through its own direct sales and marketing team, direct mail and trade shows. NetView sells to entities throughout the United States; however, a majority of its revenue is earned from sales in the State of Texas.

On July 31, 2003, eLinear completed the acquisition of all the issued and outstanding shares of NewBridge Technologies, Inc. (formerly MMGD, Inc.) (åNewBridgeæ). (See Note 3.) NewBridge is a digital provider of voice, data, video and security services to residential and commercial developments. These services are over a fiber or wireless infrastructure. NewBridge markets its services through its own sales force and the majority of its revenue is earned in Texas.

On November 3, 2004, eLinear acquired all of the outstanding and issued stock of TanSeco Systems, Inc., a Delaware corporation (åTanSecoæ), from RadioShack Corporation, a Delaware corporation. TanSeco is a nation wide security solutions company, established over 35 years ago, that provides single source, integrated life safety and physical security systems and security monitoring services to commercial customers.

Hereinafter, all references to eLinear include the operations and financial condition of NetView for the two years ended December 31, 2004, and the operations of eLinear consolidated with NetView since April 15, 2003, with NewBridge consolidated since July 31, 2003 and with TanSeco consolidated since November 8, 2004. (see Note 3).

Note 2. Summary of Significant Accounting Policies

a)	Consolidation

As of December 31, 2004, eLinear had three wholly owned subsidiaries, NetView Technologies, Inc., NewBridge Technologies, Inc. and TanSeco Systems, Inc. All material inter-company balances and inter-company transactions have been eliminated.

b) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and held in banks in unrestricted accounts. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

c)	Inventory

Inventories are stated at the lower of average cost or market. The Company continually assesses the appropriateness of inventory valuations giving consideration to obsolete, slow-moving and non-saleable inventory.

d) Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of the assets that range between three and seven years.

e) Income Taxes

The Company accounts for income taxes using the liability method, under which the amount of deferred income taxes is based on the tax effects of the differences between the financial and income tax basis of the Company’s assets, liabilities and operating loss carryforwards at the balance sheet date based upon existing tax laws. Deferred tax assets are recognized if it is more likely than not that the future income tax benefit will be realized. Since utilization of net operating loss carryforwards is not assured, no benefit for future offset of taxable income has been recognized in the accompanying financial statements.

f) Goodwill

Goodwill represents the excess of the purchase price over net assets acquired. Goodwill is not amortized, but is tested at least annually for impairment. The impairment testing is performed at a reporting unit level and consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income approach, which requires the Company to calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company must record an impairment loss equal to the difference.

g) Long-lived Assets

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

h) Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

i) Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company’s comprehensive loss was equal to its net loss for the years ended December 31, 2004 and 2003.

j) Revenue Recognition

Consulting Services Segment - Revenue from time-and-materials service contracts, maintenance agreements and other services are recognized as services are provided.

Communications Deployment Segment - Revenues from fixed-price contracts related to the delivery of voice, video and data services are recognized in the period the services are performed. These services are generally provided over a period of several weeks to months, depending on the size of the contract.

Network Storage and Solutions Segment - Revenues on the sale of products, which are shipped from eLinear’s stock of inventory, are recognized when the products are shipped provided that appropriate signed documentation of the arrangement, such as a signed contract, purchase order or letter of agreement, has been received, the fee is fixed or determinable and collectability is reasonably assured. In accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19 "Recording Revenue Gross as a Principal Versus Net as an Agent", revenue from drop shipments of third-party hardware and software sales are recognized upon delivery, and recorded at the gross amount when eLinear is responsible for fulfillment of the customer order, has latitude in pricing, has risk of loss during shipment of the inventory, incurs credit risk on the receivable and has discretion in the selection of the supplier.  Shipping and handling costs are included in cost of goods sold

Security Solutions Segment - Revenue from the sale of goods and services is recognized as the goods and services are provided. Revenue from security and fire monitoring is recognized monthly pursuant to the monitoring contract.

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

The Company recognizes revenue from the sale of manufacturer’s maintenance and extended warranty contracts in accordance with EITF 99-19 net of its costs of purchasing the related contracts.

The Company performs ongoing credit evaluations of its customers’ financial condition and maintains reserves for potential credit losses based upon the expected collectability of total accounts receivable. To date, losses resulting from uncollectible receivables have not exceeded management’s expectations.

m) Earnings (Loss) Per Share

The Company computes net income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 åEarnings Per Shareæ. Basic net loss per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted net income per share is determined in the same manner as basic net income per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company’s convertible debt and preferred stock.

During the year ended December 31, 2004 options to purchase 4,514,583 shares of common stock, warrants to purchase 4,114,577 shares of common stock and 2,000,000 shares of common stock issuable upon the conversion of the Laurus credit facility were excluded from the calculation of earnings per share since their inclusion would be antidilutive. During the years ended December 31, 2004 and 2003 there was no convertible preferred stock outstanding.

During the year ended December 31, 2003, options to purchase 1,990,183 shares of common stock and warrants to purchase 26,611 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive.

n) Stock-Based Compensation

The Company accounts for compensation costs associated with stock options and warrants issued to employees under the provisions of Accounting Principles Board Opinion No. 25 (åAPB 25æ) whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. (See Note 9, åStock Options and Warrantsæ). Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company’s common stock on the measurement dates. During the year ended December 31, 2004, eLinear recognized compensation expense totaling $141,968 under the intrinsic value method for stock options issued to employees and $67,123 under the fair value method for options issued to outside directors. eLinear recognized compensation expense totaling $62,000 in 2003 under the intrinsic value method for stock options issued to employees and $52,493 under the fair value method for options issued to consultants.

Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company’s December 31, 2004 and 2003, net loss would have been changed to the pro forma amounts indicated below.

	December 31, 2004	December 31, 2003

Net income (loss):
As reported	$(8,432,712)	$(1,022,161)
Stock based compensation under fair value method	(381,224)	(103,768)
Pro forma	$(8,813,936)	$(1,125,929)

Net income (loss) per share - basic and diluted:
As reported	$(0.42)	$(0.07)
Stock based compensation under fair value method	(0.02)	(0.01)
Pro forma	$(0.44)	$(0.08)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 3.5%; volatility of 206% for 2004 and 2003 with no assumed dividend yield; and expected lives of six months.

o) Fair Value of Financial Instruments

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

p) New Accounting Pronouncements

During December 2002, the FASB issued SFAS No. 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB SFAS No. 123 åAccounting for Stock-Based Compensationæ (åSFAS 123æ). SFAS 148 also amends and augments the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS 148 are effective for fiscal years and interim periods ending after December 15, 2002. The Company has adopted only the disclosure provisions of this statement.

SFAS No. 150, åAccounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,æ was issued in May 2003 and requires issuers to classify as liabilities (or assets under certain circumstances) three classes of freestanding financial instruments that represent obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

q)	Vendor Rebates

Through May 2003, the Company received vendor rebates for achieving certain purchase or sales volume. The Emerging Issues Task Force ("EITF") Issue No. 02-16, åAccounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") is effective for arrangements with vendors initiated on or after January 1, 2003. EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor’s products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. The provisions of this consensus have been applied prospectively. The adoption of EITF 02-16 did not have a material impact on the Company's financial statements as a whole.

Advertising Costs

For the years ended December 31, 2004 and 2003, the Company expensed approximately $52,000, and $30,000 respectively.

Reclassifications

Certain amounts as previously presented in the 2003 financial statements have been reclassified to conform to the current year presentation.

Note 3. Acquisitions

On April 15, 2003, eLinear, Inc. issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView. After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. For accounting purposes, the outstanding shares of eLinear immediately prior to the acquisition was accounted for as the consideration paid by NetView for the acquisition of eLinear and was valued at $450,718 using the stock price on such date. The excess purchase price over the fair value of net tangible assets was $451,920, all of which was allocated to goodwill. NetView’s historical financial statements replace eLinear’s in these financial statements.

On July 31, 2003, eLinear completed the acquisition of all the issued and outstanding shares of NewBridge Technologies, Inc (åNewBridgeæ), (formerly MMGD, Inc.). Pursuant to the transaction, eLinear issued 850,000 shares of its common stock valued at $1,230,500, using the stock price on the date of the merger, and options to purchase 300,000 shares of common stock valued at $274,000 using Black-Scholes options pricing model to the shareholders of NewBridge. As of the effective date, NewBridge became a wholly-owned subsidiary of eLinear. The acquisition was accounted for using the purchase method of accounting resulting in an excess purchase price over the fair value of net tangible assets of $1,491,102, as restated, all of which was allocated to goodwill.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition dates.

	eLinear	NewBridge	Total

Current assets	$110,467	$126,455	$236,922
Property and equipment	11,392	11,082	22,474
Goodwill	451,920	1,100,000	1,943,022
Total assets acquired	573,779	1,237,537	2,202,418

Current liabilities	123,061	124,139	247,200
Net assets acquired	$450,718	$1,361,676	$1,955,218

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

	Twelve Months Ended December 31,
	2003	2002

Revenue	$14,059,714	$8,824,164
Net loss	$(1,093,213)	$(264,814)
Net loss per share - basic and diluted	$(0.08)	$(0.02)

On November 3, 2004, eLinear acquired all of the outstanding and issued stock of TanSeco from RadioShack. TanSeco is a nation wide security solutions company, established over 35 years ago, that provides single source, integrated life safety and physical security systems and security monitoring services to commercial customers. Pursuant to this transaction, eLinear offered employment to over 35 RadioShack employees. Concurrently with this transaction, TanSeco entered into a three-year services agreement with RadioShack, pursuant to which, TanSeco will provide the installation, service, repair and inspection of security, closed circuit television, and fire systems used by RadioShack for the security systems of its more than 5,000 company-owned stores located in the continental United States, Puerto Rico and the U.S. Virgin Islands, kiosks and other physical locations. In addition to providing services to RadioShack in connection with the services agreement, TanSeco plans to do the following: (i) continue to provide installation, service, repair, and inspection of security, closed circuit television and fire systems to existing customers of TanSeco; (ii) seek out and obtain, either independently or through the use of third parties, new customers for TanSeco’s installation, service, repair, and inspection of security, closed circuit television and fire systems services; and (iii) through the use of third parties, provide monitoring services, which may include monitoring fire alarms and burglar alarms, to new and existing customers of TanSeco.

Note 4. Impairment

As of December 31, 2004, the Company had $1,100,000 of goodwill, as restated, resulting from the acquisition of NewBridge. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. In March 2004, the Company recorded impairment expense totaling $451,920 related to 100% of the goodwill recorded with the 2003 NetView acquisition. In March 2004 the consulting services business segment lost its largest consulting contract and the other operations that had been acquired in the acquisition had declined due to the loss of a key employee after the acquisition. Based on projected estimated future cash flows from that business segment, management determined a full impairment charge was required. In September 2004, the Company performed a valuation analysis of the discounted projected estimated future cash flows of NewBridge and the Company elected to write down a portion of the goodwill related to NewBridge. Due to the large amount of goodwill presently on the Company’s financial reports, if an impairment is required, the Company’s financial condition and results of operations would be negatively affected.

Note 5. Credit Facilities

In February 2004, the Company obtained a secured revolving note with Laurus Master Fund, Ltd. (åLaurusæ). Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%). The agreement contains two notes: a minimum secured note totaling $2,000,000 (återm noteæ) and a revolving credit facility totaling $3,000,000 (årevolveræ) based on eligible accounts receivable.

Line of Credit - Revolver

The Laurus revolver provides for borrowings of up to the lesser of; (i) $3 million or (ii) 90% of the Company’s eligible accounts receivable. The Company borrowed $1,000,000 under the revolving facility on the date of the agreement. The revolving credit facility has a term of three years and accrues interest on outstanding balances at the rate of prime (5.50% as of December 31, 2004) plus 0.75% (with a minimum rate of 4.75%). The Company is permitted to go over its borrowing limit, which is referred to as getting an åoveradvance,æ if the Company gets the approval of Laurus. These overadvances typically accrue interest at a rate of 1.5% per month, but until August 2004, the Company was not required to pay this interest amount on any overadvances. In October 2004, Laurus agreed to fund an additional $500,000, which loan was not deemed an overadvance. This credit facility is secured by all of the Company’s assets. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company’s common stock at $1.90 per share and the forgiveness of penalties owed to Laurus in the approximate amount of $153,000 as of October 31, 2004, the Company agreed in October 2004 to reduce the conversion price of the credit facility from $2.91 to $1.00 per share. The Company recorded $338,925 of interest expense in the fourth quarter of 2004 for this beneficial conversion feature. At the option of the holder, the outstanding balance on the credit facility can be converted into shares of Company common stock at a conversion price of $1.00 per share. In connection with the execution of this credit facility, and in connection with the October 2004 amendment, the Company issued Laurus seven-year warrants to purchase a total of 440,000 shares of Company common stock at exercise prices ranging from $1.90 to $3.22 per share. The Company has the ability to prepay any amounts owed under this credit facility at 115% of the principal amount. As amounts are drawn on this line of credit, to the extent the current market price exceeds the fixed conversion price, additional interest expense will be recognized for this beneficial conversion feature. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company paid back the $1,000,000 revolver during the quarter ended June 30, 2004. As of December 31, 2004, the Company had $2,784,543 outstanding under the revolver.

Term Note

The term note has a term of three years. The Company has the option of paying scheduled interest and principal, or prepaying all or a portion of the term note with shares of its common stock at the fixed conversion price of $1.00 per share, provided that the shares are registered with the Securities and Exchange Commission or with cash at 115% of the outstanding balance. Laurus also has the option to convert all or a portion of the term note into shares of the Company’s common stock at any time, subject to certain limitations, at a fixed conversion price of $1.00 per share. The term note is secured by a blanket lien on all of the Company’s assets. As of December 31, 2004, the Company had $2,000,000 outstanding under the term note, the maximum amount available.

In conjunction with the Laurus credit facility, Laurus was paid a fee of $219,500 and received a seven-year warrant to purchase up to a total of 440,000 shares of the Company’s common stock at prices ranging from $1.90 to $3.22 per share. The warrants, which are exercisable immediately, were valued at $529,338 using a modified Black-Scholes option pricing model. The value of these warrants and the fees paid to Laurus were recorded as a discount to the term note and are being amortized over the term of the loan using the effective interest method.

The credit facility is considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the term note exceeded the value allocated to the term note on the date of issuance. The difference between the market value of the shares issuable upon conversion and the value allocated to the term note of $510,282 is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature has also been recorded as a discount to the term note and is being amortized over the term of the loan using the effective interest method. In the event the investors convert the debentures prior to the maturity of the agreements, then generally accepted accounting principles require the Company to expense the unamortized balance of the debt discount in full.

In addition to the $219,500 fee paid to Laurus, the Company paid $273,000 in finder’s fees to vSource Capital. The $273,000 was capitalized as deferred financing costs and is being amortized using the effective interest method over the term of the loan agreement.

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

The following table illustrates the borrowings and repayments made by the Company and the beneficial conversion features and amortization on the Laurus credit facility through December 31, 2004:

Original loan draw down amount	$3,000,000
Add: Net amount of borrowings	1,784,543
Face value of amount borrowed	4,784,543
Fee paid to Laurus	(219,500)
Beneficial conversion amount	(1,039,620)
Amortization of debt discounts	658,517
Laurus debt, net as of December 31, 2004	$4,183,940

As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. The terms of its agreement with Laurus require it to file the registration statement and have the registration statement declared effective by a definitive period of time, not to exceed 150 days from February 23, 2004, or within 15 days of the Company’s current registration statement being declared effective by the SEC, whichever is earlier. The Company’s current registration statement was declared effective on September 10, 2004. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 90th day after filing the registration statement, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay Laurus liquidated damages of 1.5% of the principal amount of the convertible portion of the note per month. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company’s common stock at $1.90 per share, Laurus forgave approximately $153,000 in penalties. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company’s outstanding shares of common stock. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the note. The Company’s registration statement filed with the SEC to register the conversion shares and shares underlying the warrants was declared effective by the SEC on December 30, 2004. The Company is not obligated at any time to repurchase any portion of the Laurus conversion shares nor the shares underlying the warrants.

During February 2004, the Company retired its $1,000,000 line of credit with Textron Financial Corporation with the proceeds from the Laurus credit facility and entered into a new $500,000 credit facility with Textron collateralized with a $500,000 letter of credit.

Note 6. Property and Equipment

Property and equipment consist of the following at December 31, 2004 and 2003:

	Estimated	December 31,
	Lives	2004	2003
Vehicles	5 years	$33,807	$12,806
Computer software and equipment	3 years	231,116	72,411
Furniture and equipment	7 years	610,349	20,159
Leasehold improvements	Life of lease	129,549	--
		1,004,821	105,376
Accumulated depreciation		(199,023)	(61,714)
Net property and equipment		$805,798	$43,662

Note 7. Commitments and Contingent Liabilities

Lease Obligations

The Company’s executive and administrative offices are located at 2901 West Sam Houston Parkway, North Suite E-300, Houston, Texas 77043. It leases these facilities. Its lease covers approximately 25,300 square feet and expires on November 30, 2005. Its lease payments are $19,228 per month for the period October 2004 through April 2005 and $20,240 per month for the period May through November 2005. The Company also has a marketing and sales office in Dallas, Texas. It leases these facilities. Its lease covers approximately 7,186 square feet and expires May 31, 2009. The lease payments are $8,898 per month and includes monthly operating expenses, which will vary based on actual operating expenses of the property. TanSeco leases office and warehouse space in Fort Worth, Texas. The lease covers approximately 7,972 square feet and expires October 31, 2007. The lease payments are $8,304 per month. The Company has no present plans to invest in real estate, real estate mortgages, or persons or entities primarily engaged in real estate activities.

Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

Twelve Months Ending December 31,
2005	$427,640
2006	209,048
2007	190,911
2008	106,777
2009	35,592
Total	$969,968

Legal Proceedings

From time to time, the Company may become involved in litigation arising in the ordinary course of its business. The Company is presently not subject to any material legal proceedings outside of the ordinary course of business except as set forth below:

On December 16, 1999, eLinear and Imagenuity were served with a complaint captioned Chris Sweeney v. Kinetics.com, Inc. and Imagenuity, Inc., Circuit Court, Duval County, Florida, Civil Case Number 1999-7252-CA. The complaint alleged a breach of an alleged oral modification of a written employment agreement between the plaintiff, Chris Sweeney, and Imagenuity and alleged breaches by eLinear and Imagenuity of fiduciary obligations which the plaintiff claims were owed to him. Plaintiff is seeking as damages 20% of the Company’s common stock received by the sole shareholder of Imagenuity in connection with the merger of Imagenuity with and into eLinear’s subsidiary. After the filing of the complaint, eLinear’s subsidiary, eLinear Corporation, was added as a defendant. The Company intends to vigorously contest the case. While the Company believes the case to have no merit, at this stage it is impossible to predict the amount or range of potential loss, if any.

In December 1999, the Company counter-sued Chris Sweeney in a lawsuit captioned eLinear Corporation v. Chris Sweeney, United States District Court, District of Colorado, Case Number 99-WM-2434. The complaint sought a determination of the rights of the parties with respect to the termination of Chris Sweeney’s employment agreement with Imagenuity. The lawsuit was indefinitely stayed pending resolution of the Florida litigation discussed above.

On October 17, 2003, the Company filed a civil suit against Jon Ludwig, its former CEO, for the following causes of action: breach of fiduciary duty; negligent misrepresentation; theft of trade secrets; theft/conversion of property; wrongful interference with existing and prospective contracts; and civil conspiracy. This case is currently in the 127th Judicial District in the District Court of Harris County, Texas. Ipath, a direct competitor of the Company and the current employer of defendant Ludwig, was added as an additional defendant. The Company is alleging that iPath conspiracy, wrongful interference with existing and prospective contracts, and fraud for its complicity with Ludwig in the latter’s breach of fiduciary duty. The trial date has been set for April 18, 2005.

      On November 11, 2004, the Company filed a demand for arbitration with the American Arbitration Association against McData Corporation for breach of contract relating to the termination of the contract in June 2004. Arbitrators are being appointed and discovery is in the early stage.

Note 8. Common Stock

In February 2004, the Company sold 1,230,000 shares of its common stock at a price of $2.00 per share, together with five-year warrants to purchase an aggregate of 615,000 shares of common stock at an exercise price of $3.00 per share (the åClass A Warrantsæ), and warrants to purchase 615,000 shares of common stock at an exercise price of $2.50 per share (the åClass B Warrantsæ) expiring on the earlier of two years from the closing date or one year from the date a registration statement registering the resale of the shares underlying the warrants and the shares becomes effective for an aggregate purchase price of $2,460,000, in a private placement transaction. The Company received proceeds totaling $2,257,800, net of offering costs of $202,200. In addition, the Company issued 61,500 Class A Warrants and 61,500 Class B Warrants to vSource1 as a finders fee.

All of the Class A Warrants and Class B Warrants issued in the February 2004 offering are exercisable immediately. Subject to certain exceptions, in the event that on or before the date on which the warrants are exercised, the Company issues or sells, or is deemed to have issued or sold in accordance with the terms of the warrants, any shares of common stock for consideration per share less than the exercise price of the warrants as then in effect, then the exercise price of the warrants will be adjusted in accordance with a weighted average formula contained in the warrants.

In January 2004, the Company sold 1,964,223 shares of its common stock at a price of $1.29 per share, together with five-year warrants to purchase an aggregate of 1,178,535 shares of common stock at an exercise price of $1.89 per share (the åClass A Warrantsæ), and warrants to purchase 1,090,145 shares of common stock at an exercise price of $1.55 per share (the Class B Warrantsæ), expiring on the earlier of fourteen months from the closing date or eight months from the date a registration statement registering the resale of the shares underlying the warrants and the shares becomes effective for an aggregate purchase price of $2,533,850, in a private placement transaction. The Company received proceeds totaling $2,326,481, net of offering costs of $207,369. In addition, the Company issued 117,854 Class A Warrants and 109,015 Class B Warrants to vSource1 as a finders fee.

All of the warrants issued in the January 2004 offering are exercisable immediately. Subject to certain exceptions, in the event that on or before the date on which the warrants are exercised, the Company issues or sells, or is deemed to have issued or sold in accordance with the terms of the warrants, any shares of common stock for consideration per share less than the exercise price of the warrants as then in effect, then the exercise price of the warrants will be adjusted to equal the consideration per share of common stock issued or sold or deemed to have been issued and sold in such dilutive issuance, provided that if such exercise price is adjusted to a $1.00 per share of common stock, any additional issuances shall only further reduce the exercise price of the warrants in accordance with a weighted average formula contained in the warrants.

As part of the above financings, the Company agreed to file a registration statement with the SEC in order to register the resale of the shares purchased and the shares issuable upon exercise of the warrants. If (i) the registration statement is not declared effective prior to the 120th day after the closing date of each financing, (ii) the Company fails to respond to the comments provided by the SEC to its registration statement within ten days of receipt of comments; or (iii) the registration statement has been declared effective by the SEC and it ceases to remain continuously effective until all the registered securities are resold, the Company has agreed to pay the investors 1.5% of the aggregate purchase price for the first month, and if the event continues to occur, 2.0% of the purchase price per month thereafter. The Company’s registration statement was declared effective by the SEC on September 10, 2004. As settlement for the penalties, the Company issued 319,248 shares of its common stock valued at $353,224 and lowered the exercise price on certain warrants to $1.00 per share and extended the expiration dates, which repricing was valued at $327,171.

The Company issued 312,600 shares of common stock for stock options exercised during 2004 resulting in proceeds totaling $415,262 and 200,581 shares of common stock for stock warrants exercised during 2004 resulting in proceeds totaling $200,581.

The Company issued 575,190 shares of its common stock valued at $857,484 to third parties for consulting services during 2004. The Company measured the transactions at the date of issuance at the quoted market price. There are no performance commitments or penalties for non-performance, therefor, the Company recorded the services at the date of issuance.

Note 9. Stock Options and Warrants

Stock Option Plans

On March 31, 2000, the directors of the Company approved the 2000 Stock Option Plan (the å2000 Planæ) under which up to 1,000,000 shares of the Company’s common stock may be issued. The 2000 Plan was approved by the Company’s shareholders at its annual shareholder meeting. Under the 2000 Plan, incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Awards under the 2000 Plan will be granted as determined by the Company’s Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The term of the options granted under the 2000 Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date (incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company’s common stock at the time of grant) of the common stock’s fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company’s Board of Directors. Vesting rights will be fixed by the Company’s Board of Directors provided, however, that an outside director not have the right to exercise more than 50% of the shares granted until six months after the grant date. As of December 31, 2004, incentive stock options to purchase 639,000 shares exercisable at prices ranging from $0.32 to $2.65 per share that vest immediately to over a four-year period were outstanding. As of December 31, 2004, non-qualified stock options to purchase 187,750 shares exercisable at prices ranging from $0.75 to $39.38 per share that vest immediately to over a four-year period were outstanding. Of these amounts, 229,250 options were vested as of December 31, 2004.

On April 16, 2003, the Board of Directors adopted the 2003 Stock Option Plan (the å2003 Planæ), which allows for the issuance of up to 2,000,000 stock options to directors, executive officers, employees and consultants of the Company. The 2003 Plan was approved by the Company’s shareholders at its annual shareholder meeting. Under the 2003 Plan, incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Awards under the 2003 Plan will be granted as determined by the Company’s Board of Directors. The options that may be granted pursuant to the 2003 Plan may be either incentive stock option qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The term of the options granted under the 2003 Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date (incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company’s common stock at the time of grant) of the common stock’s fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company’s Board of Directors. Vesting rights will be fixed by the Company’s Board of Directors. As of December 31, 2004, incentive stock options to purchase 979,500 shares exercisable at prices ranging from $0.67 to $3.25 per share that vest immediately to over a four-year period were outstanding. As of December 31, 2004, non-qualified stock options to purchase 495,000 shares exercisable at $0.50 per share that vest immediately to over a three-year period were outstanding. Of these amounts, 469,325 options were vested as of December 31, 2003. In addition to the options granted pursuant to the 2003 Plan, the Company issued 364,658 shares of its common stock to outside consultants for services

On February 10, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the å2004 Planæ), which allows for the issuance of up to 2,000,000 stock options to directors, executive officers, employees and consultants of the Company. The 2004 Plan was approved by the Company’s shareholders at its annual shareholder meeting. Under the 2004 Plan, incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Awards under the 2004 Plan will be granted as determined by the Company’s Board of Directors. The options that may be granted pursuant to the 2004 Plan may be either incentive stock option qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The term of the options granted under the 2004 Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date (incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company’s common stock at the time of grant) of the common stock’s fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company’s Board of Directors. Vesting rights will be fixed by the Company’s Board of Directors. As of December 31, 2004, incentive stock options to purchase 1,205,000 shares exercisable at prices ranging from $0.90 to $3.10 per share that vest over a four-year period were outstanding. There were no nonqualified stock options outstanding as of December 31, 2004, and none of the options outstanding were exercisable. In addition to the options granted pursuant to the 2004 Plan, the Company issued 162,942 shares of its common stock to outside consultants for services.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2003	1,187,083	$5.44
Granted	1,376,800	0.73
Exercised	(573,700)	1.31
Forfeited	--	--
Expired	--	--
Outstanding, December 31, 2003	1,990,183	$3.38
Granted	2,901,500	1.74
Exercised	(312,600)	1.33
Forfeited	(64,500)	0.85
Expired	--	--
Outstanding, December 31, 2004	4,514,583	$2.51
Exercisable, December 31, 2004	1,706,908	$3.79

At December 31, 2004, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.32 to $39.38 and 4.2 years, respectively. The weighted average grant date fair value of the options issued in 2004 and 2003 amounted to $1.74 and $0.73, respectively.

Common Stock Warrants

In connection with the debt (Note 5) and equity (Note 8) fundings, the Company issued warrants to acquire common stock at various prices. The following table summarizes the warrants outstanding as of December 31, 2004:

Exercise Price	Financing Date	Outstanding Warrants	Expiration Date

$0.70	December 2003	26,611	December 2005
$1.00	January 2004	666,859	June 2005
$1.00	February 2004	240,000	June 2005
$1.55	January 2004	381,719	March 2005
$1.89	January 2004	1,296,388	January 2009
$2.50	February 2004	386,500	February 2006
$3.00	February 2004	676,500	February 2009
$1.90	October 2004	150,000	October 2011
$3.05	February 2004	200,000	February 2011
$3.19	February 2004	50,000	February 2011
$3.22	February 2004	40,000	February 2011
Total		4,114,577

All warrants are exercisable at December 31, 2004. The Company has not filed and is not required to file a registration statement for the warrants issued for its December 2003 financing.

Note 10. Related Party Transactions

Notes payable and accrued liabilities due to officers of the Company at December 31, 2003, consisted of the following:

Note payable to an officer with interest at 7% per annum and principal and interest due July 1, 2004, without collateral.	$81,303

Note payable to an officer with interest at 7% per annum and principal and interest due July 1, 2004, without collateral.	134,400

Accrued liabilities due to officers	36,336
Total	$252,039

Accrued liabilities includes $31,336 of accrued interest related to the notes payable to officers and $5,000 in advances from an officer. During January 2004, the Company repaid the aforementioned notes payable.

Note 10. Industry Segments

The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, åDisclosures about Segments of an Enterprise and Related Informationæ (åSFAS 131æ). At December 31, 2004, the Company’s four business units, NetView, NewBridge, eLinear and TanSeco, have separate management teams and infrastructures that offer different products and services;.

	For the Year Ended December 31, 2004
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	106,515	21,753,584	1,827,873	377,781	24,065,753
Segment loss	(6,009,770)	(1,356,590)	(878,379)	(187,973)	(8,432,712)
Total assets	1,730,410	4,726,771	1,781,988	1,094,228	9,333,397
Capital expenditures	343,636	295,113	11,286	37,981	688,016
Depreciation and amortization	55,929	66,572	4,703	24,426	151,630

	For the Year Ended December 31, 2003 (Restated)
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	608,370	12,686,133	206,637	--	13,501,140
Segment loss	(717,565)	(216,303)	(88,293)	--	(1,022,161)
Total assets	1,071,083	1,695,284	1,663,329	--	4,429,696
Capital expenditures	--	9,886	--	--	9,886
Depreciation	2,686	15,568	2,036	--	20,290

The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Note 11. Income Taxes

eLinear has incurred net losses since the merger with NetView (See Note 3.) and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased by approximately $170,000. The cumulative operating loss carry-forward is approximately $6,000,000 and $1,000,000 at December 31, 2004 and 2003, respectively, and will expire in the years 2024 and 2023.

Deferred income taxes consist of the following at December 31, 2004 and 2003:

	December 31,
	2004	2003
Deferred tax assets	$2,000,000	$170,000
Valuation allowance	(2,000,000)	(170,000)
	$--	$--

NetView was an S-Corporation in 2002 and upon the completion of the merger with eLinear (See Note 3.), NetView terminated its S-Corporation status for income tax purposes. The pro forma income tax expense shown in the accompanying financial statements indicates the results as if the Company applied the current policy for income taxes.

Note 12. Significant Concentration

One customer accounted for approximately 18% of sales for the year ended December 31, 2004. No other customers represented more than 10% of sales of the Company for the year ended December 31, 2004. The Company had three customers which had in excess of 10% of the Company’s accounts receivable balance at December 31, 2004. These customers had 17%, 11% and 10%, respectively, of the Company’s accounts receivable balance.

Note 13. Restatement

The Company originally filed the financial statements and accounted for the stock issued in the acquisition of NewBridge using an average stock price fifteen days prior to and subsequent to the date of the merger. The Company has revised the average stock price and calculated the purchase price using the stock price on the date of the merger. The balance sheet was restated to increase goodwill and additional paid in capital by $295,500 for the change in the value of the stock.

Note 14. Subsequent Events - Unaudited

Funding
On February 28, 2005, the Company entered into financing arrangements for a total principal amount of $12 million with Laurus, Iroquois Capital LP (åIroquoisæ), RHP Master Fund (åRHPæ), Basso Private Opportunity Holding Fund Ltd. (åBasso Privateæ), and Basso Multi-Strategy Holding Fund Ltd. (åBasso Multiæ), collectively, the (åInvestorsæ) in which it issued to: (i) Laurus a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 per share; (ii) Iroquois a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 pre share; (iii) RHP a convertible secured note in the principal amount of $1,000,000 and a common stock purchase warrant to purchase up to 150,000 shares of Company common stock at an exercise price of $1.25 per share; (iv) Basso Private a convertible secured note in the principal amount of $220,000 and a common stock purchase warrant to purchase up to 33,000 shares of Company common stock at an exercise price of $1.25 per share; and (v) Basso Multi a convertible secured note in the principal amount of $780,000 and a common stock purchase warrant to purchase up to 117,000 shares of Company common stock at an exercise price of $1.25 per share. The terms between the Company and each of the respective Investors are substantially similar and the Company has agreed to treat each of the Investors pro rata with respect to this financing, including conversion, redemption and payments thereto.

These notes are secured by all of the Company and its subsidiaries’ assets. The payment of interest and principal, under certain circumstances, may be made with shares of the Company common stock at a conversion price of no less than $1.00 per share. The Company has agreed to register the resale of the shares of the Company common stock underlying the Investor Notes and the shares issuable upon exercise of the Warrants. The Investor Notes will accrue interest at a rate per annum equal to the åprime rateæ published in the Wall Street Journal plus seventy five basis points, as may be adjusted. The Company has the ability to prepay any amounts owed under these Investors Notes at 110% of the principal amount.

Under the terms of the Investor Notes and related documents, 20% (including applicable fees) of the principal amount of the Investor Notes was provided to Company for immediate use upon the closing of the Investor Notes (åAmortizing Principalæ), the remaining 80% (net of applicable fees) is held in restricted accounts for each respective Investors (åRestricted Accountæ). The Company is obligated to make monthly payments, either in cash or stock as determined by the Investor Notes, beginning on June 1, 2005 for the Amortizing Principal, plus applicable interest (the åMonthly Paymentæ). The Monthly Payment will be made (i) automatically by a conversion in stock at a åFixed Conversion Priceæ, (ii) at the discretion of the Company at a reduced conversion price, or (iii) in cash paid by the Company at 110% of the Monthly Payment. The Monthly Payments shall be automatically made in Company common stock at the Fixed Conversion Price if (i) the shares of the Company common stock underlying the shares of the Investor Notes are registered; and (ii) the average trading price of the Company common stock for the five days preceding the Monthly Payment is greater than 110% of the Fixed Conversion Price. If the Monthly Payment is not automatically converted into shares of Company common stock because the average trading price of the Company common stock for the five trading days prior to the due date of the Monthly Payment is less than 110% of the Fixed Conversion Price, the Company may, at its discretion, make the Monthly Payment in Company common stock at a conversion price equal to 85% of the average trading price of the Company common stock for the five lowest closing days for the 22 trading days prior to the Company’s notice, but in no case shall the conversion price be less than $1.00. As of February 28, 2005 the Fixed Conversion Price is $1.00, subject to adjustment, but in no case less than $1.00.

The Company will receive cash disbursements (less applicable accrued interest) for the amounts held in the Restricted Account after (i) the Amortizing Principal, plus interest, is paid in full, (ii) the shares of the Company common stock underlying the Investor Notes are registered; and (iii) either the Company or the Investor converts any amounts held in the Restricted Accounts into shares of the Company’s common stock. If the Company converts the amounts held in the Restricted Account, the amounts shall be converted at either (i) a price equal to 85% of the average of the five lowest closing prices of the Company common stock during the 22 trading days immediately prior to the date of a respective repayment notice if the average closing price of the Company common stock is less than 110% of the Fixed Conversion Price, but in no instance may such shares by converted for less than $1.00; or (ii) at the Fixed Conversion Price, if the average closing price of the Company common stock for the five consecutive trading days immediately preceding the respective repayment notice is greater than or equal to 115% of the Fixed Conversion Price.

The Investors may convert all or any portion of the principal amounts of their respective Investor Notes, including any accrued interest or fees thereon at the Fixed Conversion Price.

Notwithstanding the foregoing, the Company’s right to issue shares of its common stock in payment of obligations under the Investor Notes shall be subject to the limitation that the number of aggregate shares of common stock issued to each Investor shall not exceed 25% of the aggregate dollar trading volume of the Company common stock for the 22 trading days immediately preceding the date on which the conversion is to occur. Furthermore, the Investors are not entitled to convert their respective Investor Notes; if the aggregate Investors beneficial ownership of the Company’s common stock would exceed pro rata 19.99% of the outstanding shares of common stock of the Company at the time of the conversion.

The warrants issued pursuant to this funding are exercisable by the Investors until February 28, 2012, at $1.25 per share of Company common stock. The warrants are exercisable immediately.

The Company has agreed to file a registration statement with the Securities and Exchange Commission within a definitive period of time not to exceed 45 days from February 28, 2005, in order to register the resale of the shares of common stock underlying the Investor Notes and the shares issuable upon exercise of the Warrants. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to 105 days from February 28, 2005, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay the Investors liquidated damages of 1.25% of the principal amount of the Investor Notes per month.

Stock Option Plan

On December 21, 2004, the Board of Directors adopted the 2005 Stock Option Plan (the å2005 Planæ), which allows for the issuance of up to 4,000,000 stock options to directors, executive officers, employees and consultants of the Company. The 2005 Plan must be approved by the Company’s shareholders before any stock options may be issued pursuant to the 2005 Plan. Under the 2005 Plan, incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Awards under the 2005 Plan will be granted as determined by the Company’s Board of Directors. The options that may be granted pursuant to the 2005 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The term of the options granted under the 2005 Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date (incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company’s common stock at the time of grant) of the common stock’s fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company’s Board of Directors. Vesting rights will be fixed by the Company’s Board of Directors. As of December 31, 2004, there were no options outstanding under the 2005 Plan.

Related Party Transaction

On February 18, 2005, the Company borrowed $135,000 from Tommy Allen, vice chairman of the Company. This loan was repaid on March 8, 2005.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 12, 2004, the Company dismissed Malone & Bailey, PLLC as its auditors. Malone & Bailey's audit report on eLinear's consolidated financial statements as of December 31, 2003, and for the year then ended did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles. The Company filed a Report on Form 8-K on October 14, 2004, reflecting that it replaced Malone & Bailey, LLP, as its independent auditor with Lopez, Blevins, Bork & Associates, LLP ("Lopez Blevins"). Members of Lopez Blevins, prior to the formation of Lopez Blevins, performed all the audit-related work while employed with Malone & Bailey, LLP, in connection with conducting eLinear’s audit for the fiscal year ended December 31, 2003. Lopez Blevins reaudited eLinear’s fiscal year ended December 31, 2003. There were no other changes to the Amended Form 10-KSB for the year ended December 31, 2003, previously filed on September 8, 2004.

During the most recent fiscal year ended December 31, 2003, and in the subsequent interim periods through the date of dismissal, there were no disagreements with Malone & Bailey on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Malone & Bailey would have caused Malone & Bailey to make reference to the matter in their report. eLinear requested Malone & Bailey to furnish it a letter addressed to the Commission stating whether it agreed with the above statements. A copy of that letter, dated October 14, 2004, is filed as Exhibit 16.1 to the Form 8-K.

The Company retained the services on October 13, 2004 of Lopez, Blevins, Bork & Associates, LLP as eLinear's principal accountant to audit the financial statements of eLinear for the year ended December 31, 2004. The decision to change accountants was approved by the Board of Directors.

On September 2, 2003, the Board of Directors of the Company received and accepted the resignation of Gerald R. Hendricks & Company, P.C. as the Company’s independent public accountants. The Company retained the services of Malone & Bailey, PLLC as independent public accountants to audit the Company’s consolidated financial statements for the year ending December 31, 2003. The Company filed a Form 8-K on September 8, 2003, which was amended on September 22, 2003 reporting this event.

ITEM 8A. CONTROLS AND PROCEDURES.

In accordance with the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

In December 2004, the Company issued 319,248 shares of common stock to certain investors as forgiveness of penalties of $353,224 associated with the delay in obtaining effectiveness of a company registration statement.

PART III

ITEM 9.

The Company’s executive officers and directors, and their ages and positions as of March 10, 2005 are as follows:

Name	Age	Position
Kevan M. Casey	33	Chairman of the Board
Michael Lewis	43	Chief Executive Officer, President and Director
Tommy Allen	41	Vice Chairman, Secretary and Director
Ramzi M. Nassar	33	Chief Strategy Officer
JoAnn Agee	46	Principal Accounting Officer, Controller and Assistant Secretary
J. Leonard Ivins	69	Director
Carl A. Chase	54	Director
Ryan Cravey	32	Director

Kevan M. Casey served as the Company’s president since April 16, 2003, and as its chief executive officer from May 2003 until his resignation as CEO on December 21, 2004. Mr. Casey has served as Chairman of the Board since May 2003. Mr. Casey also serves as chief executive and chairman of the board of Unicorp, Inc., an independent oil and gas company. He and Mr. Allen founded NetView Technologies, Inc. in December 2001 and Mr. Casey served as its president from its inception. In 1998, he founded United Computing Group and United Consulting Group, a value-added reseller and an information technology consulting firm, where he served as president and chief executive officer. In December 1999, United Computing Group and United Consulting Group were acquired by ClearWorks.net, Inc., and Mr. Casey continued as president of the companies until December 2001.

Michael Lewis served as the Company’s executive vice president of sales and operations since May 25, 2004, became the Company’s president in August 2004, became the Company’s CEO in December 2004 and was appointed to the Board of Directors effective January 1, 2005. Mr. Lewis has more than 19 years experience in the technology systems integration industry. Mr. Lewis served as president of LIBAC Corporation, a start-up software company targeted at the financial printing industry from May 2002 to May 2004. Prior to LIBAC from December 2001 to August 2002, he was chief operating officer for UnBound Technologies, a wireless technology company which Mr. Lewis helped develop from start-up through a business integration with Sprint PCS. Mr. Lewis served as senior vice president and general manager for ComputerTech, a Houston-based integrator, from November 1996 to March 2002.

Tommy Allen served as the Company’s senior vice president and as a director of the company since April 16, 2003, and became vice chairman in August 2004. He and Mr. Casey founded NetView Technologies, Inc. in December 2001 and Mr. Allen served as its secretary and treasurer from its inception. From July 1999 to December 2001, Mr. Allen served as vice president for United Computing Group and United Consulting Group, a value-added reseller and an information technology consulting firm. In December 1999, United Computing Group and United Consulting Group were acquired by ClearWorks.net, Inc., and Mr. Allen continued as vice president of the companies until December 2001. From 1996 to June 1999, Mr. Allen served as senior account executive for ComputerTech, Inc.

Ramzi M. Nassar has served as the Company’s chief strategy officer since January 2004. From June 2003 until joining eLinear, Mr. Nassar worked with De Bellas & Co., where he was involved in the firm’s merger and acquisition projects and valuation engagements. From July 2002 until October 2003, Mr. Nassar worked at CIBC World Markets and from July 1999 until May 2001, Mr. Nassar worked at Morgan Stanley, each in their M&A groups. From 1993 until 1997, Mr. Nassar worked in various capacities with Computer Sciences Corporation in the consulting and systems integration division. Mr. Nassar is a graduate of Rice University with a double major in Economics and Managerial Studies earned an MBA from the MIT Sloan School of Management.

JoAnn Agee has served as the Company’s controller since August 2004 and principal accounting officer since January 2005. Prior to joining the Company, Ms. Agee was assistant controller for ComputerTech, Inc., a Houston-based integrator, from March 2000 to July 2004. From February 1995 until January 2000, Ms. Agee was general accounting manager for Containment Solutions, Inc., a Conroe, Texas based company which manufactures fiberglass underground storage tanks and steel above ground storage tanks..

J. Leonard Ivins has served as a director since November 2000. Mr. Ivins also serves as chairman of the Company’s compensation committee and as a member of the audit committee. Since 1995, he has been a private investor. Previously, Mr. Ivins was a founder and co-owner of a privately held company that was an FDIC and RTC contractor. From 1979 to 1981, Mr. Ivins was a turnaround and workout consultant to small, publicly held oil and gas companies. From 1970 to 1975, Mr. Ivins was president of The Woodlands Development Corporation and a director of Mitchell Energy and Development Corp.

Carl A. Chase has served as a director since April 16, 2003. Mr. Chase also serves as chairman of the audit committee and as a member of the compensation committee. Mr. Chase also serves as chief financial officer and director of Unicorp, Inc., an independent oil and gas company. From April 2001 until January 2005, Mr. Chase served as senior vice president - budgets & controls for Rockport Healthcare Group, Inc., a preferred provider organization for work-related injuries and illnesses and currently serves as an independent consultant to Rockport. Prior to joining Rockport, Mr. Chase was an independent consultant to Rockport from June 2000. From August 1999 to May 2000, Mr. Chase was chief financial officer of ClearWorks.net, Inc. Mr. Chase also served as chief financial officer of Bannon Energy Incorporated, an independent oil and gas company, from December 1992 to August 1999.

Ryan Cravey has served as a director since March 5, 2004. Mr. Cravey also serves as a member of the audit committee. Since April 1, 2002, Mr. Cravey has been the owner of IQUEST Networking Solutions, a privately held IT consulting company for the small to medium business market in Houston and Austin, Texas. Prior to forming IQUEST, Mr. Cravey was operations manager for United Computing Group, a value-added reseller of computer hardware and software, from October 1998 to March 31 2002, where he managed sales accounts and the purchasing, receiving and shipping of over $24 million in product.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own beneficially more than ten percent of the Company’s common stock, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements, except for the following:

•	Mr. Allen filed a Form 5 for sales of Company common stock made on September 10, 2004 and December 1, 2, 3, and 6 on January 7, 2005,
•	Mr. Casey filed a Form 5 for sales of Company common stock made on September 10, 2004 and December 1, 2, 3, and 6 on January 7, 2005, and
•	Mr. Chase filed a Form 4 for sales of Company common stock made on December 1, 2, 3, 6,7,8,9 and 10 on December 15, 2004.

Audit Committee

The Company’s audit committee oversees its corporate accounting and financial reporting process. Among other duties, it:

▪	evaluates the Company’s independent auditors’ qualifications, independence and performance;
▪	determines the engagement of the independent auditors;
▪	approves the retention of the Company’s independent auditors to perform any proposed permissible non-audit services;
▪	reviews the Company’s financial statements;
▪	reviews the Company’s critical accounting policies and estimates;
▪	oversees the internal audit function; and
▪	discusses with management and the independent auditors the results of the annual audit and the review of the Company’s quarterly financial statements.

The current members of the Company’s audit committee are Messrs. Chase, who is the committee chair, and Ivins and Cravey. Mr. Chase is the Company’s audit committee financial expert.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its chief executive officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information about the compensation received during the last three fiscal years to the Company’s ånamed executive officersæ. None of the Company’s other employees received greater than $100,000 in salary and bonus during the last three fiscal years.

Summary Compensation Table

				Long Term Compensation
		Annual Compensation		Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options / SARs (#)
Kevan M. Casey, Prior Chief Executive Officer	2004	96,000	30,807 (2)	--
	2003	70,154 (1)	24,000 (3)	100,000

Michael Lewis, Chief Executive Officer	2004	54,646 (4)	46,500 (5)	450,000

Tommy Allen, Vice President & Secretary	2004	96,000	33,000 (7)	--
	2003	70,154 (6)	24,000 (8)	100,000

Ramzi Nassar, Chief Strategy Officer	2004	84,923 (9)	51,000 (10)	460,000

(1)	Mr. Casey joined eLinear in April 2003 and served as CEO from May 2003 until December 2004. This amount includes all compensation paid to Mr. Casey since April 2003.
(2)	Includes $9,807 for a $1,000 per month auto and home office allowance.
(3)	Includes $9,000 for a $1,000 per month auto and home office allowance.
(4)	Mr. Lewis joined eLinear in May 2004 and became CEO in December 2004. This amount includes all compensation paid to Mr. Lewis since May 2004.
(5)	Includes $6,000 for a $1,000 per month auto and home office allowance and $18,000 for a relocation allowance.
(6)	Mr. Allen joined eLinear in April 2003. This amount includes all compensation paid to Mr. Allen since April 2003.
(7)	Includes $12,000 for a $1,000 per month auto and home office allowance.
(8)	Includes $9,000 for a $1,000 per month auto and home office allowance.
(9)	Mr. Nassar joined eLinear in January 2004. This amount includes all compensation paid to Mr. Nassar since January 2004.
(10)	Includes $11,000 for a $1,000 per month auto and home office allowance.

Option Issuances

The following table sets forth information concerning individual grants of stock options made during the last fiscal year to the Company’s named executive officers. No stock appreciation rights were issued during the fiscal year.

Option Grants in Last Fiscal Year
(Individual Grants)

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Michael Lewis (1)	450,000	16%	$2.00	May 2009
Ramzi Nassar	460,000	17%	$2.00	January 2009

(1) Does not include options to purchase 450,000 shares of the Company’s common stock at exercise prices of $1.19 per share for 300,000 incentive stock options and $0.10 per share for 150,000 non-qualified stock options, which grant is subject to the approval of the 2005 Stock Option Plan by shareholders.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kevan M. Casey	--	--	100,000	--	$70,000	--
Michael Lewis	--	--	--	450,000	--	--
Tommy Allen	--	--	100,000	--	$70,000	--
Ramzi Nassar	--	--	--	460,000	--	--

(1)	The closing price of the Company’s common stock as of the end of its fiscal year ended December 31, 2004 was $1.20 per share.

Employment Agreements and Change in Control Agreements

The Company has an employment agreement with Mr. Allen. Under the terms of the agreement, he is to receive as compensation a monthly salary of $8,000, a quarterly retention bonus of $3,000, and additional monthly compensation to cover auto expenses and the cost of a home office totaling $1,000 per month. The amount of the quarterly retention bonus was subsequently raised to $5,000. The agreement is terminable with fourteen (14) days written notice with no additional compensation due upon termination.

Prior to Mr Casey's resignation as chief executive officer effective December 21, 2004, Mr. Casey had an employment agreement identical to Mr. Allen's. The Company entered into a consulting agreement with Mr. Casey effective January 1, 2005, which agreement is described in the following section under åDirector Compensation.æ

Upon his acceptance as chief executive, the Company entered into a one-year agreement with Mr. Lewis. Under the terms of the agreement, Mr. Lewis receives an annual base salary of $128,000 for the initial one-year period and in the event the Company extends the agreement for fiscal 2006, Mr. Lewis will receive an annual base salary of $176,000. In addition, Mr. Lewis received a signing bonus of $24,000 payable in six monthly installments of $4,000 each commencing on January 31, 2005, and the ability to earn additional bonuses based upon specific measurement targets. Mr. Lewis also received an option to purchase 450,000 shares of Company common stock in May 2004 at an exercise price of $2.00 per share. Additionally, Mr. Lewis received a five-year employee stock option to purchase 300,000 shares of Company common stock at an exercise price of $1.19 per share and a four-year non-qualified stock option to purchase 150,000 shares of Company common stock at an exercise price of $0.10 per share, which options are subject to the authorization and approval of the shareholders of the Company of the 2005 Stock Option Plan. The employee shares vest over a five-year period, provided that no vesting can occur unless Mr. Lewis is employed on the respective vesting date. However, if the Company terminates Mr. Lewis during the term for any reason other than for cause, the employee options due Mr. Lewis will be prorated in relation to the date of Mr. Lewis’ employment termination and the prorated amount will vest immediately. If the Company undergoes a change of control, all of Mr. Lewis’ options will vest immediately. If the Company terminates Mr. Lewis for any reason other than cause, the Company has agreed to pay Mr. Lewis $32,000 if terminated prior to June 30, 2005, and $64,000 if terminated between July 1 and December 31, 2005.

In January 2004, the Company entered into a two-year agreement with Mr. Nassar. Under the terms of the agreement, Mr. Nassar receives monthly compensation of $8,000, a quarterly bonus of $5,000, a home office and car allowance of $1,000 per month, and a to be determined annual performance bonus. Mr. Nassar also received a five-year employee option to purchase 460,000 shares of Company common stock at an exercise price of $2.00 per share. The vesting schedule for the shares is 25% upon the one-year anniversary of the agreement and 25% each subsequent year thereafter, provided that no vesting can occur unless Mr. Nassar is employed on the respective vesting date. However, if the Company terminates Mr. Nassar during the two-year term for any reason other than for cause, the options due Mr. Nassar will be prorated in relation to the date of Mr. Nassar’s employment termination and the prorated amount will vest immediately. If the Company undergoes a change of control, all of Mr. Nassar’s options will vest immediately. If the Company terminates Mr. Nassar for any reason other than cause, the Company has agreed to pay Mr. Nassar the lesser of six months salary or the salary due Mr. Nassar through the end of the two-year term.

Director Compensation

Directors who are also employees do not receive any compensation for serving as directors. All directors are reimbursed for ordinary and necessary expenses incurred in attending any meeting of the board of directors or any board committee or otherwise incurred in their capacities as directors.

Effective January 1, 2005, Mr. Casey has a consulting agreement with the Company of which he receives a monthly fee of $5,000 and a payment of $6,000 at the beginning of each quarter for his services as director of business development. Additionally, Mr. Casey receives $1,000 per month as payment for a car allowance and healthcare costs, reimbursement of actual business related expenses and an office equipped with a computer, fax machine and telephone. He will also receives as compensation a cash bonus of one percent (1%) of all amounts funded to the Company up to $2 million and two percent (2%) of all amounts in excess of $2 million.   Mr. Casey received approximately $40,000 on the closing of the $12 million financing and is entitled to additional amounts as cash is made available to the Comapny from the restricted accounts.  Mr. Casey’s agreement began on December 22, 2004 and terminates on December 31, 2006, unless terminated sooner in accordance with the agreement.

Mr. Ivins receives $4,500 per quarter for his services as chairman of the compensation committee and $1,500 per quarter for services as a member of the audit committee. Mr. Ivins also receives $200 per board meeting attended and $850 per month for reimbursement of certain expenses incurred as a director. During the twelve month period ended December 31, 2004, Mr. Ivins earned $32,200 for his board services. On December 21, 2004, Mr. Ivins received a four-year non-qualified stock option to purchase 75,000 shares of Company common stock at an exercise price of $0.75 per share, which options vested immediately. In April 2003, in connection with his board services, Mr. Ivins received a non-qualified stock option to purchase 100,000 shares of Company common stock at an exercise price of $.50 per share expiring in March 2008.

Mr. Chase receives $4,500 per quarter for his services as chairman of the audit committee and $1,500 per quarter for services as a member of the compensation committee. Mr. Chase received a bonus of $4,000 during fiscal 2004 for his services to the Company during fiscal 2003. In addition, beginning January 1, 2005, Mr. Chase receives an additional $2,000 per month for services provided to the Company’s management team. During the twelve months ended December 31, 2004, Mr. Chase earned $28,000 for his board services. Upon joining the Company’s board in April 2003, Mr. Chase received a non-qualified stock option to purchase 250,000 shares of Company common stock at an exercise price of $.50 per share expiring in April 2007.

Mr. Cravey receives $1,500 per quarter for his services as a member of the audit committee and $200 per board meeting attended. During the twelve months ended December 31, 2004, Mr. Cravey earned $3,400 for his board services. Upon joining the Company’s board in March 2004, Mr. Cravey received a non-qualified stock option to purchase 50,000 shares of Company common stock at an exercise price of $2.75 per share expiring March 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 17, 2005, 22,212,012 shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by

▪	each person who is known by the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock;
▪	each of the Company’s directors;
▪	each of the Company’s named executive officers; and
▪	all of the Company’s directors and executive officers as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date of this table. In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by the person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person does not necessarily reflect the person’s actual voting power.

To the Company’s knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals listed is 2901 West Sam Houston Parkway North, Suite E-300, Houston, Texas 77043.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Tabitha Casey	6,411,289(1)	28.7%
Kevan M. Casey	6,411,289(2)	28.7%
Michael Lewis	10,000(3)	*
Nancy Allen	6,411,290(4)	28.7%
Tommy Allen	6,411,290(5)	28.7%
Ramzi M. Nassar	142,500(6)	*
J. Leonard Ivins	565,800(7)	2.5%
Carl A. Chase	134,445(8)	*
Ryan Cravey	16,667(9)	*
All Executive Officers and Directors as a group (8 persons)	13,691,991(10)	58.9%

______________________

* Less than one percent (1%)
(1)
Includes options held by Ms. Casey’s husband, Kevan Casey, to purchase 100,000 shares of common stock at an exercise price of $0.50 per share expiring April 16, 2007 and 129,619 shares owned by Ms. Casey’s husband, the record holder.

(2)	Includes options to purchase 100,000 shares of common stock at an exercise price of $0.50 per share expiring April 16, 2007. Includes 6,181,670 shares owned by Mr. Casey’s wife, the record holder.
(3)
Excludes (i) an option to purchase 450,000 stock options issued in May 2004 which will vest 25% on May 25, 2005 and (ii) an additional 450,000 stock options which won’t be issued until shareholder approval of the 2005 Stock Option Plan.

(4)
Includes options held by Ms. Allen’s husband, Tommy Allen, to purchase 100,000 shares of common stock at an exercise price of $0.50 per share expiring April 16, 2007 and 129,619 shares owned by Ms. Allen’s husband, the record holder

(5)	Includes options to purchase 100,000 shares of common stock at an exercise price of $0.50 per share expiring April 16, 2007. Includes 6,181,671 shares owned by Mr. Allen’s wife, the record holder.
(6)	Includes options to purchase 115,000 shares of common stock at an exercise price of $2.00 per share expiring January 14, 2009.
(7)
Includes options to purchase 565,000 shares of common stock at exercise prices ranging from $0.50 to $3.00 per share expiring from November 28, 2005 to December 29, 2010. Mr. Ivins’ business address is 2036 Brentwood Drive, Houston, Texas 77019.

(8)	Includes options to purchase 134,400 shares of common stock at an exercise price of $0.50 per share expiring April 16, 2007. Mr. Chase’s business address is 1117 Herkimer Street, Houston, Texas 77008.
(9)
Includes options to purchase 16,667 shares of common stock at an exercise price of $2.75 per share expiring March 5, 2008. Mr. Cravey’s business address is 9542 Bending Willow Ln., Houston, Texas 77064.

(10)	Includes options to purchase 1,031,112 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

At December 31, 2003, notes payable and accrued liabilities due to two of the Company’s officers totaled $252,039. The two notes earned interest at 7% per annum, were due July 1, 2004 and had a principal balances due of $81,303 and $134,400, respectively. Additionally, there was accrued liabilities totaling $36,336 of which $31,336 was accrued interest on these notes. These notes and accrued liabilities were retired during the first quarter of fiscal 2004.

On February 18, 2005, the Company borrowed $135,000 from Tommy Allen, vice chairman of the Company. This loan was repaid on March 8, 2005.

ITEM 13. EXHIBITS

(a)	Exhibits. The following exhibits of the Company are included herein.

Exhibit No.  Description

2.1
Agreement and Plan of Merger, dated October 11, 1999, between Registrant, eLinear Corporation and Imagenuity, Inc. (incorporated by reference to Exhibit A-1 to Registrant’s Current Report on Form 8-K, dated October 25, 1999)

2.2
Agreement and Plan of Merger, dated April 15, 2003, between Registrant, NetView Acquisition Corp. and NetView Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Registrant’s Annual Report on form 10-KSB, dated April 15, 2002)

3.1	Articles of Incorporation of Registrant (incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1995)
3.2	Bylaws of Registrant (incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1995)
3.3	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant’s Form 10-QSB for the period ended June 30, 2000)
4.1	Specimen of Registrant’s Common Stock Certificate (incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1995)
                10.1 Employment Agreement with Tommy Allen (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-KSB, dated April 15, 2003) *
10.2	2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Definitive Proxy Statement on Schedule 14A, dated June 30, 2000) *
10.3	Amendment No. 1 to Registrant’s 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant’s Form S-8, dated July 31, 2001) *
10.4	Amended and Restated 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form S-8, dated January 14, 2003) *
10.5	Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant’s Form 10-QSB filed with the Commission on October 24, 2000)
10.6
Securities Purchase Agreement dated as of January 12, 2004 between eLinear, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated January 28, 2004)

10.7
Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, dated January 28, 2004)

10.8
Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K, dated January 28, 2004)

10.9
Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K, dated January 28, 2004)

10.10	Employment Agreement with Ramzi Milad Nassar (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-KSB, dated February 13, 2004) *
10.11
Securities Purchase Agreement dated as of February 4, 2004 between eLinear, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-KSB, dated February 13, 2004)

10.12
Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-KSB, dated February 13, 2004)

10.13
Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-KSB, dated February 13, 2004)

10.14
Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-KSB, dated February 13, 2004)

10.15
Common Stock Purchase Warrant Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.18 to Registrant’s Form 8-K, dated February 26, 2004)

10.16
Secured Revolving Note Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.19 to Registrant’s Form 8-K, dated February 26, 2004)

10.17
Secured Convertible Minimum Borrowing Note Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K, dated February 26, 2004)

10.18
Minimum Borrowing Note Registration Rights Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K, dated February 26, 2004)

10.19
Funds Escrow Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.22 to Registrant’s Form 8-K, dated February 26, 2004)

10.20	eLinear, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement, dated October 15, 2004) *
10.21	Employment Agreement dated January 15, 2005, with Michael Lewis *
10.22	Amendment to the Security Agreement and Ancillary Agreement with Laurus Master Funs, LLC (incorporated by reference to Exhibit 10.24 to Registrant’s Form SB-2 dated November 5, 2004)
10.23	Stock Purchase Agreement of TanSeco Systems, Inc. (incorporated by reference to Exhibit 10.25 to Registrant’s Form SB-2 dated November 5, 2004)
10.24	Service Agreement with RadioShack Corporation (incorporated by reference to Exhibit 10.26 to Registrant’s Form SB-2 dated November 5, 2004)
10.25
Form of Master Security Agreement, dated as of February 28, 2005, by and between eLinear, Inc., NetView Technologies, Inc., NewBridge Technologies, Inc., TanSeco Systems, Inc. and Investor (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated March 3, 2005)

10.26
Form of Common Stock Purchase Warrant Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated March 3, 2005)

10.27	Form of Secured Convertible Term Note, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated March 3, 2005)
10.28
Form of Restricted Account Agreement, dated as of February 28, 2005, by and between eLinear, Inc., the bank and Investor (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K dated March 3, 2005)

10.29	Form of Registration Rights Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K dated March 3, 2005)
10.30	Form of Stock Purchase Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K dated March 3, 2005)
10.31	Consulting Agreement dated December 22, 2005 with Kevan Casey *
             14.1    Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-KSB, dated February 13, 2004)
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Registrant’s Form 10-QSB filed with the Commission on December 19, 2003)
               23.1 Consent of Lopez, Blevins, Bork & Associates, LLP
31.1	Certification of Michael J. Lewis
31.2	Certification of Joann Agee
32.1	Certification for Sarbanes-Oxley Act of Michael J. Lewis
32.2	Certification for Sarbanes-Oxley Act of Joann Agee

* Indicates management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Lopez, Blevins, Bork & Associates LLP (åLBBæ) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004, and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for that fiscal year were $35,200.

The aggregate fees billed by Malone & Bailey PLLC (åMalone & Baileyæ) for professional services rendered for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for the fiscal year ended December 31, 2004, were $7,900. The aggregate fees billed by Malone & Bailey for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2003, and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for that fiscal year were $23,400. In addition to these fees, Malone and Bailey billed $15,580 for professional services rendered in the review of two Form SB-2’s filed by the Company with the SEC during fiscal 2004.

The aggregate fees billed by Gerald R. Hendricks & Company, P.C. (åHendricksæ) for professional services rendered for the review of the Company’s Form S-8 and two Form SB-2’s filed by the Company with the SEC during fiscal 2004 were $11,250.

Financial Information Systems Design and Implementation Fees

Neither Malone & Bailey, LBB nor Hendricks rendered professional services to the Company for information technology services relating to financial information systems design and implementation for the fiscal years ended December 31, 2004 and 2003.

All Other Fees

Other than the services described above under åAudit Fees,æ for the fiscal years ended December 31, 2004 and 2003, neither Malone & Bailey nor LBB received any other fees.

Audit Committee Pre-Approval Policies and Procedures

The 2004 and 2003 audit services provided by Malone & Bailey and LBB were approved by the Audit Committee. The Audit Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by the Company’s independent accountants and the estimated fees related to these services. During the approval process, the Audit Committee considers the impact of the types of services and related fees on the independence of the auditor. These services and fees deemed compatible with the maintenance of the auditor’s independence, including compliance with the SEC rules and regulations.

Throughout the year, the Audit Committee reviews revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

eLINEAR, INC.
By: /s/ Michael Lewis___________
Michael Lewis, Chief Executive Officer
Date: March 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature    Title       Date

/s/ Kevan Casey       Chairman of the Board  March 18, 2005
Kevan Casey

/s/ Michael Lewis       CEO, President and Director March 18, 2005
Tommy Allen

/s/ Tommy Allen       Vice President and Vice Chairman March 18, 2005
Tommy Allen

/s/ Joann Agee       Principal Accounting Officer     March 18, 2005
Joann Agee

/s/ J. Leonard Ivins       Director         March18, 2005
J. Leonard Ivins

/s/ Carl A. Chase       Director         March 18, 2005
Carl A. Chase

/s/ Ryan Cravey       Director         March 18, 2005
Ryan Cravey

INDEX TO EXHIBITS

Exhibit No.  Description

2.1
Agreement and Plan of Merger, dated October 11, 1999, between Registrant, eLinear Corporation and Imagenuity, Inc. (incorporated by reference to Exhibit A-1 to Registrant’s Current Report on Form 8-K, dated October 25, 1999)

2.2
Agreement and Plan of Merger, dated April 15, 2003, between Registrant, NetView Acquisition Corp. and NetView Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Registrant’s Annual Report on form 10-KSB, dated April 15, 2002)

3.1	Articles of Incorporation of Registrant (incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1995)
3.2	Bylaws of Registrant (incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1995)
3.3	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant’s Form 10-QSB for the period ended June 30, 2000)
4.1	Specimen of Registrant’s Common Stock Certificate (incorporated by reference to Registrant’s Form 10-KSB for the period ended December 31, 1995)
               10.1 Employment Agreement with Tommy Allen (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-KSB, dated April 15, 2003) *
10.2	2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant’s Definitive Proxy Statement on Schedule 14A, dated June 30, 2000) *
10.3	Amendment No. 1 to Registrant’s 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant’s Form S-8, dated July 31, 2001) *
10.4	Amended and Restated 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form S-8, dated January 14, 2003) *
10.5	Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant’s Form 10-QSB filed with the Commission on October 24, 2000)
10.6
Securities Purchase Agreement dated as of January 12, 2004 between eLinear, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, dated January 28, 2004)

10.7
Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, dated January 28, 2004)

10.8
Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K, dated January 28, 2004)

10.9
Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K, dated January 28, 2004)

              10.10 Employment Agreement with Ramzi Milad Nassar (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-KSB, dated February 13, 2004) *
         10.11 Securities Purchase Agreement dated as of February 4, 2004 between eLinear, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-KSB, dated February 13, 2004)
         10.12 Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-KSB, dated February 13, 2004)
              10.13 Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-KSB, dated February 13, 2004)
          10.14 Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-KSB, dated February 13, 2004)
              10.15  Common Stock Purchase Warrant Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.18 to Registrant’s Form 8-K, dated February 26, 2004)
              10.16 Secured Revolving Note Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.19 to Registrant’s Form 8-K, dated February 26, 2004)
              10.17 Secured Convertible Minimum Borrowing Note Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K, dated February 26, 2004)
         10.18 Minimum Borrowing Note Registration Rights Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K, dated February 26, 2004)
          10.19 Funds Escrow Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.22 to Registrant’s Form 8-K, dated February 26, 2004)
               10.20 eLinear, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement, dated October 15, 2004) *
               10.21 Employment Agreement dated January 15, 2005, with Michael Lewis *
         10.22 Amendment to the Security Agreement and Ancillary Agreement with Laurus Master Funs, LLC (incorporated by reference to Exhibit 10.24 to Registrant’s Form SB-2 dated November 5, 2004)
              10.23 Stock Purchase Agreement of TanSeco Systems, Inc. (incorporated by reference to Exhibit 10.25 to Registrant’s Form SB-2 dated November 5, 2004)
          10.24 Service Agreement with RadioShack Corporation (incorporated by reference to Exhibit 10.26 to Registrant’s Form SB-2 dated November 5, 2004)
              10.25 Form of Master Security Agreement, dated as of February 28, 2005, by and between eLinear, Inc., NetView Technologies, Inc., NewBridge Technologies, Inc., TanSeco Systems, Inc. and Investor (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated March 3, 2005)
          10.26 Form of Common Stock Purchase Warrant Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated March 3, 2005)
           10.27 Form of Secured Convertible Term Note, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K dated March 3, 2005)
              10.28 Form of Restricted Account Agreement, dated as of February 28, 2005, by and between eLinear, Inc., the bank and Investor (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K dated March 3, 2005)
10.29	Form of Registration Rights Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K dated March 3, 2005)
              10.30 Form of Stock Purchase Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K dated March 3, 2005)
10.31	Consulting Agreement dated December 22, 2005 with Kevan Casey *
              14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-KSB, dated February 13, 2004)
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Registrant’s Form 10-QSB filed with the Commission on December 19, 2003)
              23.1 Consent of Lopez, Blevins, Bork & Associates, LLP
              31.1 Certification of Michael J. Lewis
                  31.2 Certification of Joann Agee
              32.1 Certification for Sarbanes-Oxley Act of Michael J. Lewis
              32.2 Certification for Sarbanes-Oxley Act of Joann Agee