Form 10QSB
period 2005-03-31
ELINEAR INC
filed 2005-05-20
CIK 1001903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended March 31, 2005

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

(713) 896-0500
(Issuer’s telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

As of May 12, 2005, there were outstanding 22,753,212 shares of common stock, $.02 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

eLINEAR, INC.
AND SUBSIDIARIES
INDEX TO FORM 10-QSB
March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash	$1,768,022	$898,869
Cash in restricted accounts	9,780,921	504,580
Accounts receivable, net of allowance of $353,897 and $311,569 at March 31, 2005 and December 31, 2004, respectively	4,100,621	5,010,733
Inventory	708,070	446,446
Other current assets	130,073	126,316
Total current assets	16,487,707	6,986,944
Property and equipment, net	776,542	805,798
Other assets:
Goodwill	1,100,000	1,100,000
Deferred financing costs, net	117,073	132,346
Contract rights	237,994	273,693
Deposits	45,221	34,616
Total other assets	1,500,288	1,540,655
Total assets	$18,764,537	$9,333,397

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$1,454,522	$1,266,738
Line of credit - revolver	1,949,504	2,784,543
Accrued liabilities	1,997,970	1,049,974
Total current liabilities	5,401,996	5,101,255
Long-term debt, net	10,533,715	1,399,397
Shareholders' equity:
Preferred stock, $0.02 par value, 10,000,000 shares authorized, none issued	--	--
Common stock, $.02 par value, 100,000,000 shares authorized, 22,638,212 and 21,622,598 shares issued
and outstanding at March 31, 2005 and December 31, 2004, respectively	452,764	432,452
Additional paid-in capital	15,621,880	12,228,744
Accumulated deficit	(13,245,818)	(9,828,451)
Total shareholders’ equity	2,828,826	2,832,745
Total liabilities and shareholders' equity	$18,764,537	$9,333,397

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenue:
Products	$4,860,442	$3,956,625
Services	625,580	218,453
Other	26,253	--
Total revenue	5,512,275	4,175,078

Cost of revenue:
Products	4,270,339	3,514,148
Services	329,418	200,614
Total cost of revenue	4,599,757	3,714,762
Gross profit	912,518	460,316

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	1,806,743	534,998
Office administration	370,742	229,094
Professional services	410,764	300,991
Impairment of goodwill	--	451,925
Other	1,394,906	372,161
Total selling, general and administrative	3,983,155	1,889,169
Depreciation and amortization	133,051	8,505
Total operating expenses	4,116,206	1,897,674

Loss from operations	(3,203,688)	(1,437,358)

Other income (expense):
Interest, net	(232,435)	(43,272)
Other	18,756	--
Total other income (expense)	(213,679)	(43,272)
Net loss	$(3,417,367)	$(1,480,630)

Net loss per share:
Basic and diluted	$(0.15)	$(0.09)

Weighted average number of common shares outstanding:
Basic and diluted	22,178,405	16,917,987

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net loss	$(3,417,367)	$(1,480,650)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	148,317	8,505
Impairment of goodwill	--	451,920
Bad debt expense	42,328	--
Amortization of debt discounts	145,302	54,044
Stock and stock option based compensation	807,327	239,474
Extension of warrant expiration date	27,871	--
Changes in assets and liabilities:
Accounts receivable	867,784	(915,881)
Inventory	(261,624)	(117,600)
Other current assets	(3,757)	(17,173)
Accounts payable	187,784	(449,032)
Payable to officers	--	(31,336)
Accrued liabilities	947,996	53,820
Net cash used in operating activities	(508,039)	(2,203,909)
Cash flows from investing activities:
Purchase of property and equipment	(68,089)	(50,800)
Certificate of deposit	--	(500,000)
Restricted cash	(9,276,341)	(500,000)
Deposits	(10,605)	(13,159)
Net cash used in investing activities	(9,355,035)	(1,063,959)
Cash flows from financing activities:
Repayment on notes payable due to officers	--	(215,703)
Proceeds from financing agreement	12,000,000	2,539,515
Payment of up-front financing costs	(449,484)	--
Repayment of financing agreement	(835,039)	--
Proceeds from exercise of stock options	16,750	338,150
Proceeds from sale of common stock, net	--	4,584,591
Net cash provided by financing activities	10,732,227	7,246,553
Net increase in cash	869,153	3,978,685
Cash and cash equivalents, beginning of period	898,869	554,483
Cash and cash equivalents, end of period	$1,768,022	$4,553,168

Supplemental cash flow disclosures:
Interest paid	$71,859	$6,342
Supplemental non-cash disclosures:
Debt converted into equity	$275,000	$--

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note 1. Organization and Nature of Business

Statement of Information Furnished

The accompanying unaudited consolidated financial statements of eLinear, Inc. and Subsidiaries (the “Company” or “eLinear”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Stock Options

At March 31, 2005, the Company had stock-based compensation plans, which are more fully described in Note 9 in the Company’s Annual Report on Form 10-KSB. In addition, on December 21, 2004, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 4,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. The 2005 Plan must be approved by the Company’s shareholders before any stock options may be issued pursuant to the 2005 Plan. As of March 31, 2005, there were no options outstanding under the 2005 Plan. The Company did not grant any options to employees, directors or consultants under any of its stock option plans during the three months ended March 31, 2005.

The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. The Company recorded $50,015 of stock-based compensation expense for stock options issued to employees which is reflected in the net loss for the three month period ended March 31, 2005, because certain options granted had exercise prices less than the market value of the underlying common stock on the date of the grant. In addition, the Company recorded stock based compensation expense totaling $28,925 related to options issued to a director which vested during the period. The director options were expensed based on the fair value calculated using the Black Scholes pricing model using the following assumptions: 88% volatility, four year life, 1.5% discount rate and 0% dividend yield.

The following table illustrates the effect on net income and earnings per share if eLinear had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004

Net loss, as reported	$(3,417,367)	$(1,480,630)
Add: Stock based employee compensation included in reported net loss	50,015	--
Stock based compensation under fair value method	(415,190)	--
Pro forma net loss	$(3,782,542)	$(1,480,630)

Net loss per share:
Basic and diluted - as reported	$(0.15)	$(0.09)
Stock based compensation under fair value method	(0.02)	--
Basic and diluted - pro forma	$(0.17)	$(0.09)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 88%, risk-free interest rate of 1.5%, and expected life of 48 months.

Note 2. Impairment

As of March 31, 2005, the Company had $1,100,000 of goodwill resulting from the acquisition of NewBridge. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. In March 2004, the Company recorded impairment expense totaling $451,920 related to 100% of the goodwill recorded with the 2003 NetView acquisition. In March 2004 the consulting services business segment lost its largest consulting contract and the other operations that had been acquired in the acquisition had declined due to the loss of a key employee after the acquisition. Based on projected estimated future cash flows from that business segment, management determined a full impairment charge was required. In September 2004, the Company performed a valuation analysis of the discounted projected estimated future cash flows of NewBridge and the Company elected to write down a portion of the goodwill related to NewBridge of $391,114. Due to the large amount of goodwill presently on the Company’s financial reports, if an impairment is required, the Company’s financial condition and results of operations would be negatively affected.

Note 3. Credit Facilities

February 2004 Funding

In February 2004, the Company obtained a secured revolving note with Laurus Master Fund, Ltd. (“Laurus”). Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%). The agreement contains two notes: a minimum secured note totaling $2,000,000 (“term note”) and a revolving credit facility totaling $3,000,000 (“revolver”) based on eligible accounts receivable.

Line of Credit - Revolver

The Laurus revolver provides for borrowings of up to the lesser of; (i) $3 million or (ii) 90% of the Company’s eligible accounts receivable. The Company borrowed $1,000,000 under the revolving facility on the date of the agreement. The revolving credit facility has a term of three years and accrues interest on outstanding balances at the rate of prime (5.50% as of March 31, 2005) plus 0.75% (with a minimum rate of 4.75%). The Company is permitted to go over its borrowing limit, which is referred to as getting an “overadvance,” if the Company gets the approval of Laurus. These overadvances typically accrue interest at a rate of 1.5% per month, but until August 2004, the Company was not required to pay this interest amount on any overadvances. In October 2004, Laurus agreed to fund an additional $500,000, which loan was not deemed an overadvance. This credit facility is secured by all of the Company’s assets. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company’s common stock at $1.90 per share and the forgiveness of penalties owed to Laurus in the approximate amount of $153,000 as of October 31, 2004, the Company agreed in October 2004 to reduce the conversion price of the credit facility from $2.91 to $1.00 per share. The Company recorded $338,925 of interest expense in the fourth quarter of 2004 for this beneficial conversion feature. At the option of the holder, the outstanding balance on the credit facility can be converted into shares of Company common stock at a conversion price of $1.00 per share. In connection with the execution of this credit facility, and in connection with the October 2004 amendment, the Company issued Laurus seven-year warrants to purchase a total of 440,000 shares of Company common stock at exercise prices ranging from $1.90 to $3.22 per share. The Company has the ability to prepay any amounts owed under this credit facility at 115% of the principal amount. As amounts are drawn on this line of credit, to the extent the current market price exceeds the fixed conversion price, additional interest expense will be recognized for this beneficial conversion feature. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company paid back the $1,000,000 revolver during the quarter ended June 30, 2004. As of March 31, 2005, the Company had $1,949,504 outstanding under the revolver.

Term Note

The term note has a term of three years. The Company has the option of paying scheduled interest and principal, or prepaying all or a portion of the term note with shares of its common stock at the fixed conversion price of $1.00 per share, provided that the shares are registered with the Securities and Exchange Commission or with cash at 115% of the outstanding balance. Laurus also has the option to convert all or a portion of the term note into shares of the Company’s common stock at any time, subject to certain limitations, at a fixed conversion price of $1.00 per share. During the three months ended March 31, 2005, Laurus was issued 275,000 shares for this conversion feature and reduced the principal amount of the note by $275,000. The term note is secured by a blanket lien on all of the Company’s assets. As of March 31, 2005, the Company had $1,725,000 outstanding under the term note.

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

The following table illustrates the borrowings and repayments made by the Company and the beneficial conversion features and amortization on the Laurus credit facility through March 31, 2005:

Original loan draw down amount	$3,000,000
Net amount of borrowings	949,504
Face value of amount borrowed	3,949,504
Conversion to equity	(275,000)
Fee paid to Laurus	(219,500)
Beneficial conversion amount	(1,039,620)
Amortization of debt discounts	727,817
Laurus debt, net as of March 31, 2005	$3,143,201

As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. The terms of its agreement with Laurus required it to file the registration statement and have the registration statement declared effective by a definitive period of time, not to exceed 150 days from February 23, 2004, or within 15 days of the Company’s previous registration statement being declared effective by the SEC, whichever is earlier. The Company’s previous registration statement was declared effective on September 10, 2004. The Company failed to meet this deadline and as compensation to Laurus, the Company agreed to reduce the conversion price of the credit facility from $2.91 per share to $1.00 per share. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company’s common stock at $1.90 per share, Laurus forgave approximately $153,000 in penalties. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company’s outstanding shares of common stock. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the note. The Company’s registration statement filed with the SEC to register the conversion shares and shares underlying the warrants was declared effective by the SEC on December 30, 2004. The Company is not obligated at any time to repurchase any portion of the Laurus conversion shares nor the shares underlying the warrants.

Textron Financial Corporation Credit Facility

During February 2004, the Company retired its $1,000,000 line of credit with Textron Financial Corporation with the proceeds from the Laurus credit facility and entered into a new $500,000 credit facility with Textron collateralized with a $500,000 letter of credit.

February 2005 Funding

On February 28, 2005, the Company entered into financing arrangements for a total principal amount of $12 million with Laurus, Iroquois Capital LP (“Iroquois”), RHP Master Fund (“RHP”), Basso Private Opportunity Holding Fund Ltd. (“Basso Private”), and Basso Multi-Strategy Holding Fund Ltd. (“Basso Multi”), collectively, the (“Investors”) in which it issued to: (i) Laurus a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 per share; (ii) Iroquois a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 pre share; (iii) RHP a convertible secured note in the principal amount of $1,000,000 and a common stock purchase warrant to purchase up to 150,000 shares of Company common stock at an exercise price of $1.25 per share; (iv) Basso Private a convertible secured note in the principal amount of $220,000 and a common stock purchase warrant to purchase up to 33,000 shares of Company common stock at an exercise price of $1.25 per share; and (v) Basso Multi a convertible secured note in the principal amount of $780,000 and a common stock purchase warrant to purchase up to 117,000 shares of Company common stock at an exercise price of $1.25 per share. The terms between the Company and each of the respective Investors are substantially similar and the Company has agreed to treat each of the Investors pro rata with respect to this financing, including conversion, redemption and payments thereto.

These notes are secured by all of the Company and its subsidiaries’ assets. The payment of interest and principal, under certain circumstances, may be made with shares of the Company common stock at a conversion price of no less than $1.00 per share. The Company has agreed to register the resale of the shares of the Company common stock underlying the Investor Notes and the shares issuable upon exercise of the Warrants. The Investor Notes will accrue interest at a rate per annum equal to the “prime rate” published in the Wall Street Journal plus seventy five basis points, as may be adjusted. The Company has the ability to prepay any amounts owed under these Investors Notes at 110% of the principal amount.

Under the terms of the Investor Notes and related documents, 20% (including applicable fees) of the principal amount of the Investor Notes was provided to Company for immediate use upon the closing of the Investor Notes (“Amortizing Principal”), the remaining 80% (net of applicable fees) is held in restricted accounts by each respective Investor (“Restricted Account”). The Company is obligated to make monthly payments, either in cash or stock as determined by the Investor Notes, beginning on June 1, 2005 for the Amortizing Principal, plus applicable interest (the “Monthly Payment”). The Monthly Payment will be made (i) automatically by a conversion in stock at a “Fixed Conversion Price”, (ii) at the discretion of the Company at a reduced conversion price, or (iii) in cash paid by the Company at 110% of the Monthly Payment. The Monthly Payments shall be automatically made in Company common stock at the Fixed Conversion Price if (i) the shares of the Company common stock underlying the shares of the Investor Notes are registered; and (ii) the average trading price of the Company common stock for the five days preceding the Monthly Payment is greater than 110% of the Fixed Conversion Price. If the Monthly Payment is not automatically converted into shares of Company common stock because the average trading price of the Company common stock for the five trading days prior to the due date of the Monthly Payment is less than 110% of the Fixed Conversion Price, the Company may, at its discretion, make the Monthly Payment in Company common stock at a conversion price equal to 85% of the average trading price of the Company common stock for the five lowest closing days for the 22 trading days prior to the Company’s notice, but in no case shall the conversion price be less than $1.00. As of February 28, 2005 the Fixed Conversion Price is $1.00, subject to adjustment, but in no case less than $1.00.

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

In conjunction with the Investor Notes, the Investors were paid a fee of $449,484 and received a seven-year warrant to purchase up to a total of 1,800,000 shares of the Company’s common stock at a price $1.25 per share. The warrants, which are exercisable immediately, were valued at $1,283,479 using a modified Black-Scholes option pricing model. The value of these warrants and the fees paid to the Investors were recorded as a discount to the Investor Notes and are being amortized over the term of the loan using the effective interest method.

The credit facility is considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the term note exceeded the value allocated to the term note on the date of issuance. The difference between the market value of the shares issuable upon conversion and the value allocated to the term note of $1,003,201 is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature has also been recorded as a discount to the Investor Notes and is being amortized over the term of the loan using the effective interest method. In the event the Investors convert the Investor Notes prior to the maturity of the agreements, then generally accepted accounting principles require the Company to expense the unamortized balance of the debt discount in full.

The Company filed a registration statement with the Securities and Exchange Commission within 45 days from February 28, 2005, to register the resale of the shares of common stock underlying the Investor Notes and the shares issuable upon exercise of the Warrants. If the registration statement is not declared effective prior to 105 days from February 28, 2005, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay the Investors liquidated damages of 1.25% of the principal amount of the Investor Notes per month.

Note 4. Common Stock

The Company issued 275,000 shares of common stock to Laurus during the three months ended March 31, 2005 for conversion of $275,000 principal amount of Laurus’ long-term debt.

The Company issued 25,000 shares of common stock for stock options exercised during the three months ended March 31, 2005 resulting in proceeds totaling $16,750.

The Company issued 715,616 shares of its common stock valued at $728,387 to third parties for consulting services during the three months ended March 31, 2005. The Company measured the transactions at the date of issuance at the quoted market price. There are no performance commitments or penalties for non-performance, therefore, the Company recorded the services at the date of issuance.

Note 5. Common Stock Warrants

In connection with its debt and equity fundings, the Company has issued warrants to acquire common stock at various prices with various expiration dates. The following table summarizes the warrants outstanding as of March 31, 2005:

Exercise Price	Financing Date	Outstanding Warrants	Expiration Date

$0.70	December 2003	26,611	December 2005
$1.00	January 2004	666,859	June 2005
$1.00	February 2004	240,000	June 2005
$1.55	January 2004	381,719	June 2005
$1.89	January 2004	1,296,388	January 2009
$2.50	February 2004	386,500	February 2006
$3.00	February 2004	676,500	February 2009
$3.05	February 2004	200,000	February 2011
$3.19	February 2004	50,000	February 2011
$3.22	February 2004	40,000	February 2011
$1.90	October 2004	150,000	October 2011
$1.25	February 2005	1,800,000	February 2012
Total		5,914,577

All warrants are exercisable at March 31, 2005. The Company has not filed and is not required to file a registration statement for the warrants issued for its December 2003 financing, which warrants expire in December 2005.

Note 6. Industry Segments

The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). At March 31, 2005, the Company’s four business units, NetView, NewBridge, eLinear and TanSeco, have separate management teams and infrastructures that offer different products and services;.

	For the Three Months Ended March 31, 2005
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	5,212	4,378,381	319,452	809,230	5,512,275
Segment loss	(2,613,249)	(495,870)	(29,037)	(279,211)	(3,417,367)
Total assets	11,769,438	3,747,578	1,540,012	1,707,509	18,764,537
Capital expenditures	27,729	24,473	--	15,887	68,089
Depreciation and amortization	24,932	32,918	1,476	73,725	133,051

	For the Three Months Ended March 31, 2004
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	46,945	3,956,625	171,508	--	4,175,078
Segment profit (loss)	(1,273,293)	94,503	(112,834)	--	(1,480,630)
Total assets	4,653,444	3,929,364	1,739,373	--	10,322,181
Capital expenditures	15,375	34,860	565	--	50,800
Depreciation	2,721	4,159	1,626	--	8,505

The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Note 7. Significant Concentration

One customer accounted for approximately 12 % of sales for the three months ended March 31, 2005. No other customers represented more than 10% of sales of the Company for the three months ended March 31, 2005. The Company did not have any customers which had in excess of 10% of the Company’s accounts receivable balance at March 31, 2005.

Note 8. Restricted Cash

In conjunction with the Company’s February 28, 2005 financing, the Company has $9,276,340 in restricted bank accounts and in conjunction with the Company’s credit facility with Textron Financial Corporation, the Company was required to deposit $500,000 in a restricted cash account and issue Textron a $500,000 letter of credit.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition as of March 31, 2005, and its results of operations for the three-month periods ended March 31, 2005 and 2004, should be read in conjunction with the audited consolidated financial statements and notes included in eLinear’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

The Company operated as a technology consulting business from December 1999 until its acquisition of NetView in April 2003. It acquired its Internet consulting business as a result of a reverse merger with Imagenuity, Inc. (“Imagenuity”) in 1999. Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services. For the fiscal year ended December 31, 2004, the consulting segment contributed less than 1% of its revenue. Immediately prior to acquiring the business of Imagenuity, eLinear, which at the time was named Kinetiks.com, Inc. (“Kinetiks.com”) did not engage in any business activities except for negotiating and compromising debt and searching for merger candidates. While Kinetics.com was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, the Company changed its name to eLinear, Inc.

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

Recent Developments

On February 28, 2005, the Company entered into financing arrangements for a total principal amount of $12 million with Laurus, Iroquois Capital LP (“Iroquois”), RHP Master Fund (“RHP”), Basso Private Opportunity Holding Fund Ltd. (“Basso Private”), and Basso Multi-Strategy Holding Fund Ltd. (“Basso Multi”), collectively, the (“Investors”) in which it issued to: (i) Laurus a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 per share; (ii) Iroquois a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 pre share; (iii) RHP a convertible secured note in the principal amount of $1,000,000 and a common stock purchase warrant to purchase up to 150,000 shares of Company common stock at an exercise price of $1.25 per share; (iv) Basso Private a convertible secured note in the principal amount of $220,000 and a common stock purchase warrant to purchase up to 33,000 shares of Company common stock at an exercise price of $1.25 per share; and (v) Basso Multi a convertible secured note in the principal amount of $780,000 and a common stock purchase warrant to purchase up to 117,000 shares of Company common stock at an exercise price of $1.25 per share. The terms between the Company and each of the respective Investors are substantially similar and the Company has agreed to treat each of the Investors pro rata with respect to this financing, including conversion, redemption and payments thereto.

These notes are secured by all of the Company and its subsidiaries’ assets. The payment of interest and principal, under certain circumstances, may be made with shares of the Company common stock at a conversion price of no less than $1.00 per share. The Company has agreed to register the resale of the shares of the Company common stock underlying the Investor Notes and the shares issuable upon exercise of the Warrants. The Investor Notes will accrue interest at a rate per annum equal to the “prime rate” published in the Wall Street Journal plus seventy five basis points, as may be adjusted. The Company has the ability to prepay any amounts owed under these Investors Notes at 110% of the principal amount.

Under the terms of the Investor Notes and related documents, 20% (including applicable fees) of the principal amount of the Investor Notes was provided to Company for immediate use upon the closing of the Investor Notes (“Amortizing Principal”), the remaining 80% (net of applicable fees) is held in restricted accounts for each respective Investors (“Restricted Account”). The Company is obligated to make monthly payments, either in cash or stock as determined by the Investor Notes, beginning on June 1, 2005 for the Amortizing Principal, plus applicable interest (the “Monthly Payment”). The Monthly Payment will be made (i) automatically by a conversion in stock at a “Fixed Conversion Price”, (ii) at the discretion of the Company at a reduced conversion price, or (iii) in cash paid by the Company at 110% of the Monthly Payment. The Monthly Payments shall be automatically made in Company common stock at the Fixed Conversion Price if (i) the shares of the Company common stock underlying the shares of the Investor Notes are registered; and (ii) the average trading price of the Company common stock for the five days preceding the Monthly Payment is greater than 110% of the Fixed Conversion Price. If the Monthly Payment is not automatically converted into shares of Company common stock because the average trading price of the Company common stock for the five trading days prior to the due date of the Monthly Payment is less than 110% of the Fixed Conversion Price, the Company may, at its discretion, make the Monthly Payment in Company common stock at a conversion price equal to 85% of the average trading price of the Company common stock for the five lowest closing days for the 22 trading days prior to the Company’s notice, but in no case shall the conversion price be less than $1.00. As of February 28, 2005 the Fixed Conversion Price is $1.00, subject to adjustment, but in no case less than $1.00.

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

The Company filed a registration statement with the Securities and Exchange Commission within 45 days from February 28, 2005, to register the resale of the shares of common stock underlying the Investor Notes and the shares issuable upon exercise of the Warrants. If the registration statement is not declared effective prior to 105 days from February 28, 2005, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay the Investors liquidated damages of 1.25% of the principal amount of the Investor Notes per month.

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company's audited consolidated financial statements included with its Form 10-KSB for the year ended December 31, 2004.

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

Goodwill

As of March 31, 2005, the Company had $1,100,000 of goodwill resulting from the acquisition of NewBridge. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. In September 2004, the Company performed a valuation analysis of the discounted projected estimated future cash flows of NewBridge and the Company elected to write down a portion of the goodwill related to NewBridge. Due to the large amount of goodwill presently on the Company’s financial reports, if an impairment is required, the Company’s financial condition and results of operations would be negatively affected. During March 2004, the Company recorded an impairment charge of approximately $451,000 related to the goodwill associated with the NetView acquisition.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company’s common stock on the grant date. The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123.” This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its operations and/or financial position.

Results of Operations and Financial Condition

Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

The following table sets forth certain operating information regarding the Company for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Revenue	$5,512,275	$4,175,078
Cost of revenue	4,599,757	3,714,762
Gross profit	912,518	460,316
Selling, general and administrative expenses	3,983,155	1,889,169
Depreciation and amortization	133,051	8,505
Loss from operations	(3,203,688)	(1,437,358)
Other expense	(213,679)	(43,272)
Net loss	$(3,417,367)	$(1,480,630)
Net loss per share - basic and diluted	$(0.15)	$(0.09)

Revenue. Total revenue for the three months ended March 31, 2005 was $5,512,275 which was an increase of 32% over the prior year period of $4,175,078. Revenue from the consulting services business segment for the 2005 period was $5,212, which was less than 1 % of total revenue. The consulting services business segment has seen a significant decline in customer utilization during 2004 and 2005.

Revenue generated from the network and storage solutions business segment for the 2005 period was $4,378,381, which was an increase of $421,756, or 11%, over the 2004 period. The network and storage solutions business segment contributed 79 % of total revenue for the 2005 period. The Company was able to increase its revenue over the 2004 period primarily by the addition of sales personnel who had previous customer relationships and during 2004 the Company opened a sales office in Dallas, Texas with satellite offices in Austin, Texas and Oklahoma City, Oklahoma. The increase in revenue was due to an increase in the amount of product sold and was not affected by an increase in pricing. eLinear intends to focus on adding additional customers and personnel to service these customers.

Revenue from the communications deployment business segment for the 2005 period was $319,452, which was 6 % of total revenue. This was an increase of $147,944, or 86%, over the 2004 period. The Company continues to add new customers in this area and has increased its business from its existing customer base.

Revenue from the security solutions business segment was $809,230 for the three months ended March 31, 2005. The Company acquired TanSeco in November 2004 and, therefore, there was no revenue included for the 2004 period.

Of the revenue generated for the three months ended March 31, 2005, one customer provided in excess of 10% of the Company’s revenue. This customer provided 12% of the Company’s revenue during the 2005 period. The loss of that customer may have an adverse financial effect on the Company.

Cost of revenue. Total cost of revenue for the three months ended March 31, 2005 was $4,599,757, an increase of $884,995, or 24%, over the 2004 period of $3,714,762. For the network and storage solutions business segment, cost of revenue is comprised primarily of the costs associated with acquiring hardware and software to fill customer orders. For the consulting services business segment, cost of revenue consists primarily of full-time personnel and contract employee costs associated with projects the Company provides to its customers for a fee. For the communications deployment and security solutions business segments, cost of revenue consists primarily of materials and personnel to build the customer infrastructure.

The primary component of the increase in cost of revenue was the cost of procuring hardware and software to fill an expanded number of customer orders. The cost of hardware and software as a percent of revenue decreased from 89% for 2004 period to 88% for fiscal 2004. The Company’s principal suppliers of hardware and software products are Hewlett Packard and Cisco. The Company anticipates they will continue to be its principal suppliers in the future. Total cost of products amounted to $4,270,339 for the 2005 period. The Company anticipates that cost of revenue will increase as revenue increases.

Gross profit. Total gross profit increased from $460,316 for the three months ended March 31, 2004, to $912,518 for the three months ended March 31, 2005. The increase in gross profit was a result of an increase in revenue from all business segments, with the exception of the consulting services business segment. Total gross profit as a percentage of revenue increased from 11% for the 2004 period to 17% for the 2005 period. The Company has experienced a better profit margin from all its business segments during the 2005 period..

Operating expenses. Total operating expenses for the three months ended March 31, 2005, were $4,116,206, an increase of $2,218,532, or 117%, over the 2004 period of $1,897,674. The various components of this increase are as follows

▪
The Company has added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders, and it has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to hiring full-time employees. The Company has also added approximately 35 employees through its acquisition of TanSeco. At March 31, 2004, the Company had 26 employees which had increased to 127 as of March 31, 2005. Additionally during 2004, the Company opened a sales office in Dallas, Texas and satellite offices in Austin, Texas and Oklahoma City, Oklahoma. The net effect was an increase in payroll and related costs of $1,271,745, which costs are composed of payroll, payroll taxes, sales commissions and employee benefits.

▪
Office administration expenses increased from $229,094 for the 2004 period to $370,742 for the 2005 period. The primary components of office administration are office rent, office administration, business insurance and dues and subscriptions. The Company incurred initial start-up costs when opening its sales offices in Dallas, Austin and Oklahoma City and relocating its corporate headquarters in Houston, Texas. The Company believes office administration expenses will remain at their current levels for the foreseeable future.

▪
Professional services, which is comprised of legal, accounting and consulting fees, increased from $300,991 for the previous year period to $410,764 for the current year period. The Company has incurred additional legal, accounting and outside services fees during the current fiscal year in association with its financings and current litigation which was partially offset by a reduction in contract services. The Company incurred non-cash stock compensation expense of approximately $120,000 for common stock issued to consultants during the 2005 period.

▪
In March 2004 the consulting services reporting unit lost its largest consulting contract and the other operations that it had prior to the NetView acquisition with additional revenue declines due to the loss of a key consulting services employee after the acquisition. Based on projected future cash flows from the reporting unit, management determined a full impairment charge of $451,925 was required which was recorded in the 2004 period. There was no impairment recorded during the 2005 period.

▪
Other expenses increased from $372,161 for the prior year period to $1,394,906 for the current year period. The Company is continuing an investor awareness/marketing program which it began during 2004 to reach out to current and potential investors and provide them with current news releases and information about eLinear as well as to establish nationwide name recognition to build the “eLinear” name brand for future business. This program consists of investor conferences, electronic media distribution, newspaper coverage, third party representation through introduction to institutional entities and radio coverage. The program was designed by in-house eLinear employees. The cost of this program during the three months ended March 31, 2005 approximated $1,048,000. Other components include employee stock option expense of $78,940, travel and entertainment of approximately $128,000 and bad debt expense of approximately $42,328.

•
Depreciation and amortization increased from $8,505 for the 2004 period to $148,317 for the 2005 period and is comprised of depreciation of fixed assets acquired during the 2004 period and amortization of deferred financing costs which were not incurred during the 2004 period.

Interest Expense. Interest expense for the three months ended March 31, 2005, increased to $196,787 from $43,272 for the prior year. The increase was attributable to the amortization of debt discounts and interest charges associated with the Company’s 2004 and 2005 fundings.

Net Loss. The net loss for the three months ended March 31, 2005 was $3,417,367, or $0.15 per share basic and diluted, compared to a net loss of $1,480,630, or $0.09 per share basic and diluted, for the previous year.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Net cash used in operating activities	$(508,039)	$(2,203,909)
Net cash used in investing activities	$(9,355,035)	$(1,063,959)
Net cash provided by financing activities	$10,732,227	$7,246,553

Changes in cash flow. Net cash used in operating activities for the three months ended March 31, 2005, was $508,029 compared to net cash used in operating activities of $2,203,909 for the prior year period. This was an increase of $1,697,807 over the prior year period. The Company reported a net loss of $3,417,367 and an increase in inventory associated with increased sales of $261,624. These uses of cash were offset by non-cash charges totaling $1,171,145, collections of accounts receivable of $867,784 and increases in accounts payable and accrued liabilities of $187,784 and $947,996, respectively. Cash used in investing activities increased to $9,355,035 for the current year period compared to $1,063,035 for the prior year period. The Company purchased property and equipment of $68,809 during the current year period and had $9,276,341 of cash in restricted accounts, which is comprised of $504,580 related to a letter of credit with Textron Financial Corporation and $8,850,455 related to its February 2005 funding. Cash provided by financing activities increased from approximately $7,246,553 during the 2004 period to approximately $10,732,227 for the current year period. The Company obtained $12,000,000 in funding during the 2005 period and was required to pay up-front financing fees to the lender of $449,484. The Company also paid $1,728,584 principal amount on its Laurus credit facility and received cash of $16,750 through the exercise of stock options.

Capital Resources. The Company has funded its operations through the sale of common stock, the exercise of stock options and warrants, lines of credit, the Laurus financing agreement and the February 2005 financing agreement. During February 2005, the Company obtained a $12,000,000 financing agreement with certain investors and received gross proceeds of $2,400,000. These financing agreements are more fully described in Note 3 to the financial statements. The Company also has a financing agreement with Laurus Master Fund and a line of credit with Textron Financial Corporation.

Liquidity. As of March 31, 2005, the Company had cash balances in non-restricted accounts of $1,768,022 and positive working capital of approximately $11,085,711. Included in the working capital balance at March 31, 2005 is cash held in restricted accounts of approximately $9,780,921, which if excluded from the working capital balance, the Company would have working capital of $1,304,790. The Company has completed two financings and two sales of stock during 2004 and 2005, all of which included warrants. If all the warrants outstanding are exercised the Company could raise up to approximately $10,396,000.

On February 28, 2005, the Company entered into financing arrangements for a total principal amount of $12 million as described in - “Recent Developments”. Of this financing $2,400,000 gross proceeds has been funded to the Company and $9,600,000 may be funded upon satisfaction of certain conditions, of which there can be no assurance that this will occur.

The Company believes it has sufficient capital to fund operations through the end of June 2005. Thereafter, the Company will be required to obtain access to the restricted cash or other financing. If the Company is required to obtain additional financing, it will be required to do so on a best efforts basis, as it currently has no commitments for any further financing.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, supersedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after June 15, 2005. The adoption of FASB No. 123R will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB published the following two final FASB Staff Positions, effective immediately. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," giving guidance on applying FASB Statement No. 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004. FAS 109-2 "Accounting and Disclosure Guidance for that Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" provides guidance on the Act's repatriation provision. The Company does not believe that the adoption of FAS 109-1 or FAS 109-2 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB Emerging Issues Task Force, or EITF, reached a consensus in applying the conditions in Paragraph 42 of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations" (EITF 03-13). Evaluation of whether operations and cash flows have been eliminated depends on whether (1) continuing operations and cash flows are expected to be generated, and (2) the cash flows, based on their nature and significance, are considered direct or indirect. This consensus should be applied to a component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company does not believe the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations and cash flows.

Item 3. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended March 31, 2005, that were not registered under the Securities Act.

During January 2005, the Company issued 76,916 shares to two companies and one individual for consulting services valued at $90,000.

During February 2005, the Company issued 125,000 shares to a company for consulting services valued at $125,000.

During March 2005, the Company issued 300,000 shares to a company and an individual for consulting services valued at $297,000.

During the quarter ended March 31, 2005, the Company did not make any repurchases of its common stock.

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

10.20	eLinear, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement, dated October 15, 2004) *
10.21	Employment Agreement dated January 15, 2005, with Michael Lewis (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-KSB, dated March 18, 2005) *
10.22	Amendment to the Security Agreement and Ancillary Agreement with Laurus Master Funs, LLC (incorporated by reference to Exhibit 10.24 to Registrant’s Form SB-2 dated November 5, 2004)
10.23	Stock Purchase Agreement of TanSeco Systems, Inc. (incorporated by reference to Exhibit 10.25 to Registrant’s Form SB-2 dated November 5, 2004)
10.24	Service Agreement with RadioShack Corporation (incorporated by reference to Exhibit 10.26 to Registrant’s Form SB-2 dated November 5, 2004)
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

10.29	Form of Registration Rights Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K dated March 3, 2005)
10.30	Form of Stock Purchase Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K dated March 3, 2005)
10.31	Consulting Agreement dated December 22, 2005 with Kevan Casey (incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-KSB, dated March 18, 2005) *
10.32	Side Letter dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.32 to Registrant’s Form SB-2 (Second Amendment), dated May 11, 2005)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-KSB, dated February 13, 2004)
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Registrant’s Form 10-QSB filed with the Commission on December 19, 2003)
31.1	Certification of Michael J. Lewis
31.2	Certification of Joann Agee
32.1	Certification for Sarbanes-Oxley Act of Michael J. Lewis
32.2	Certification for Sarbanes-Oxley Act of Joann Agee

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Signature    Title        Date

 /s/ Michael Lewis           Chief Executive Officer         May 20, 2005
Michael Lewis                and Director

/s/ Joann Agee         Principal Accounting Officer     May 20, 2005
Joann Agee                   and Controller