Form 10QSB/A
period 2005-03-31
ELINEAR INC
filed 2005-06-20
CIK 1001903

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

Commission File Number 0-27418

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

Yes [X] No [_]

As of June 1, 2005, there were outstanding 22,638,212 shares of common stock, $.02 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

eLINEAR, INC.
AND SUBSIDIARIES
INDEX TO FORM 10-QSB
March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
	(Restated)
ASSETS

Current assets:
Cash	$1,768,022	$898,869
Cash in restricted account	504,580	504,580
Accounts receivable, net of allowance of $353,897 and $311,569 at March 31, 2005 and December 31, 2004, respectively	4,100,621	5,010,733
Inventory	708,070	446,446
Other current assets	130,073	126,316
Total current assets	7,211,366	6,986,944
Property and equipment, net	776,542	805,798
Other assets:
Receivable from investors	9,276,341	--
Goodwill	1,100,000	1,100,000
Deferred financing costs, net	117,073	132,346
Contract rights	237,994	273,693
Deposits	45,221	34,616
Total other assets	10,776,629	1,540,655
Total assets	$18,764,537	$9,333,397

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$1,454,522	$1,266,738
Line of credit - revolver	1,949,504	2,784,543
Accrued liabilities	1,997,970	1,049,974
Notes payable and rescission liability	2,400,000	--
Total current liabilities	7,801,996	5,101,255
Long-term debt, net	8,133,715	1,399,397
Shareholders' equity:
Preferred stock, $0.02 par value, 10,000,000 shares authorized, none issued	--	--
Common stock, $.02 par value, 100,000,000 shares authorized, 22,638,212 and 21,622,598 shares issued
and outstanding at March 31, 2005 and December 31, 2004, respectively	452,764	432,452
Additional paid-in capital	15,621,880	12,228,744
Accumulated deficit	(13,245,818)	(9,828,451)
Total shareholders’ equity	2,828,826	2,832,745
Total liabilities and shareholders' equity	$18,764,537	$9,333,397

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

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(3,417,367)	$(1,480,650)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	148,317	8,505
Impairment of goodwill	--	451,920
Bad debt expense	42,328	--
Amortization of debt discounts	145,302	54,044
Stock and stock option based compensation	807,327	239,474
Extension of warrant expiration date	27,871	--
Changes in assets and liabilities:
Accounts receivable	867,784	(915,881)
Inventory	(261,624)	(117,600)
Other current assets	(3,757)	(17,173)
Accounts payable	187,784	(449,032)
Payable to officers	--	(31,336)
Accrued liabilities	947,996	53,820
Net cash used in operating activities	(508,039)	(2,203,909)
Cash flows from investing activities:
Purchase of property and equipment	(68,089)	(50,800)
Certificate of deposit	--	(500,000)
Cash in restricted account	--	(500,000)
Receivable from investors	(9,276,341)	--
Deposits	(10,605)	(13,159)
Net cash used in investing activities	(9,355,035)	(1,063,959)
Cash flows from financing activities:
Repayment on notes payable due to officers	--	(215,703)
Proceeds from financing agreement	12,000,000	2,539,515
Payment of up-front financing costs	(449,484)	--
Repayment of financing agreement	(835,039)	--
Proceeds from exercise of stock options	16,750	338,150
Proceeds from sale of common stock, net	--	4,584,591
Net cash provided by financing activities	10,732,227	7,246,553
Net increase in cash	869,153	3,978,685
Cash and cash equivalents, beginning of period	898,869	554,483
Cash and cash equivalents, end of period	$1,768,022	$4,553,168

Supplemental cash flow disclosures:
Interest paid	$71,859	$6,342
Supplemental non-cash disclosures:
Debt converted into equity	$275,000	$--

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

February 2005 Funding

On February 28, 2005, the Company entered into financing arrangements for a total principal amount of $12 million with Laurus, Iroquois Capital LP (“Iroquois”), RHP Master Fund (“RHP”), Basso Private Opportunity Holding Fund Ltd. (“Basso Private”), and Basso Multi-Strategy Holding Fund Ltd. (“Basso Multi”), collectively, the (“Investors”) in which it issued to: (i) Laurus a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 per share; (ii) Iroquois a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 pre share; (iii) RHP a convertible secured note in the principal amount of $1,000,000 and a common stock purchase warrant to purchase up to 150,000 shares of Company common stock at an exercise price of $1.25 per share; (iv) Basso Private a convertible secured note in the principal amount of $220,000 and a common stock purchase warrant to purchase up to 33,000 shares of Company common stock at an exercise price of $1.25 per share; and (v) Basso Multi a convertible secured note in the principal amount of $780,000 and a common stock purchase warrant to purchase up to 117,000 shares of Company common stock at an exercise price of $1.25 per share.  All of the warrants are immediately exercisable with no requirement to return to the Company should the Amortizing Principal not be paid in full.  The terms between the Company and each of the respective Investors are substantially similar and the Company has agreed to treat each of the Investors pro rata with respect to this financing, including conversion, redemption and payments thereto.

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

    Under the terms of the Investor Notes and related documents, 20% (including applicable fees) of the principal amount of the Investor Notes was provided to Company for immediate use upon the closing of the Investor Notes (“Amortizing Principal”), the remaining 80% (net of applicable fees) is held in restricted accounts by each respective Investor (“Restricted Account”).  The Company is obligated to make monthly interest payments for interest accrued on the Amortizing Principal beginning April 1, 2005.  The Company is obligated to make monthly payments, either in cash or stock as determined by the Investor Notes, beginning on June 1, 2005 for the Amortizing Principal, plus applicable interest (the “Monthly Payment”). The Monthly Payment will be made (i) automatically by a conversion in stock at a “Fixed Conversion Price”, (ii) at the discretion of the Company at a reduced conversion price, or (iii) in cash paid by the Company at 110% of the Monthly Payment. The Monthly Payments shall be automatically made in Company common stock at the Fixed Conversion Price if (i) the shares of the Company common stock underlying the shares of the Investor Notes are registered; and (ii) the average trading price of the Company common stock for the five days preceding the Monthly Payment is greater than 110% of the Fixed Conversion Price. If the Monthly Payment is not automatically converted into shares of Company common stock because the average trading price of the Company common stock for the five trading days prior to the due date of the Monthly Payment is less than 110% of the Fixed Conversion Price, the Company may, at its discretion, make the Monthly Payment in Company common stock at a conversion price equal to 85% of the average trading price of the Company common stock for the five lowest closing days for the 22 trading days prior to the Company’s notice, but in no case shall the conversion price be less than $1.00. As of February 28, 2005 the Fixed Conversion Price is $1.00, subject to adjustment, but in no case less than $1.00.

The Company will receive cash disbursements (less applicable accrued interest) for the amounts held in the Restricted Account (identified as "Receivable from investors" on the balance sheet) after (i) the Amortizing Principal, plus interest, is paid in full, (ii) the shares of the Company common stock underlying the Investor Notes are registered; and (iii) either the Company or the Investor converts any amounts held in the Restricted Accounts into shares of the Company’s common stock. If the Company converts the amounts held in the Restricted Account, the amounts shall be converted at either (i) a price equal to 85% of the average of the five lowest closing prices of the Company common stock during the 22 trading days immediately prior to the date of a respective repayment notice if the average closing price of the Company common stock is less than 110% of the Fixed Conversion Price, but in no instance may such shares by converted for less than $1.00; or (ii) at the Fixed Conversion Price, if the average closing price of the Company common stock for the five consecutive trading days immediately preceding the respective repayment notice is greater than or equal to 115% of the Fixed Conversion Price.  The funds held in the Restricted Account earn interest from the banks.  Any interest earned on the Restricted Account is paid into the Restricted Account and will be credited to the Company's outstanding obligations to the Purchaser.  The Company is entitled to any interest that is remaining in the Restricted Account after the Investor Notes are paid in full.

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

The warrants issued pursuant to this funding are exercisable by the Investors until February 28, 2012, at $1.25 per share of Company common stock. The warrants are exercisable immediately and are not refundable to the Company should the Amortizing Principal not be paid in full.

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

The Company filed a registration statement with the Securities and Exchange Commission within 45 days from February 28, 2005, to register the resale of the shares of common stock underlying the Investor Notes and the shares issuable upon exercise of the Warrants. If the registration statement is not declared effective prior to 105 days from February 28, 2005, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay the Investors liquidated damages of 1.25% of the principal amount of the Investor Notes per month.  During June 2005, the Securities and Exchange Commission notified the Company that it believed the filing of this registration statement violated Section 5 of the Securities Act.  If a violation of Section 5 occurred, the Investors related to the February 2005 funding have obtained the right to require the Company to repay the Investors the original amount of the Investor Notes of  $12,000,000 plus interest from the initial date of funding for a period of one year following the date of the violation.  The Comapny has recorded $2,400,000 as a current liability identified as "Notes payable and rescission liability" on its balance sheet as of March 31, 2005, as such amount was funded to the Company in immediately available funds and is recorded as a current asset.  The remaining amount of the $12,000,000 is included in "Long-term debt" on the Company's March 31, 2005 balance sheet, as such amounts are held in restricted accounts.

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

Note 9.  Receivable from Investors

    In conjunction with the Company's February 28, 2005 financing, the Company has $9,276,341 in restricted bank accounts.

Note. 10 Restatement of Previously Reported Balance Sheet

The Company originally filed the financial statements and accounted for the restricted cash received in its February 2005 funding as “cash in restricted accounts” as a current asset.  In addition, the Company has recorded as a curent liability the gross proceeds received from its February 2005 funding in response to notification from the SEC that the Company may be in violation of Section 5 of the Securities Act.   The Company has restated its balance sheet to (i) increase receivable from investors for the restricted cash; (ii) reduced cash in restricted accounts; (iii) has increased notes payable and rescission liability; and (iv) reduced long-term debt. A summary of the restatement is as follows:

	March 31,		March 31,
	2005	Restatement	2005
	(Unaudited)		(Restated)

ASSETS

Current assets:
Cash	$1,768,022		$1,768,022
Cash in restricted account	9,780,921	(9,276,341)	504,580
Accounts receivable, net of allowance of $353,897 at March 31, 2005 and $311,569 at December 31, 2004, respectively	4,100,621		4,100,621
Inventory	708,070		708,070
Other current assets	130,073		130,073
Total current assets	7,211,366		7,211,366
Property and equipment, net	776,542		776,542
Other assets:
Receivable from investors	--	9,276,341	9,276,341
Goodwill	1,100,000		1,100,000
Deferred financing costs, net	117,073		117,073
Contract rights	237,994		237,994
Deposits	45,221		45,221
Total other assets	10,776,629		10,776,629
Total assets	$18,764,537		$18,764,537

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$1,454,522		$1,454,522
Line of credit - revolver	1,949,504		1,949,504
Accrued liabilities	1,997,970		1,997,970
Notes payable and rescission liability	--	2,400,000	2,400,000
Total current liabilities	5,401,996		7,801,996
Long-term debt, net	10,533,715	(2,400,000)	8,133,715
Shareholders' equity:
Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued	--		--
Common stock, $.02 par value, 100,000,000 shares authorized, 22,638,212 and 21,622,598 shares
issued and outstanding at March 31, 2005 and December 31, 2004, respectively	452,764		452,764
Additional paid-in capital	15,621,880		15,621,880
Accumulated deficit	(13,245,818)		(13,245,818)
Total shareholders’ equity	2,828,826		2,828,826
Total liabilities and shareholders' equity	$18,764,537		$18,764,537

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Recent Developments

On February 28, 2005, the Company entered into financing arrangements for a total principal amount of $12 million with Laurus, Iroquois Capital LP (“Iroquois”), RHP Master Fund (“RHP”), Basso Private Opportunity Holding Fund Ltd. (“Basso Private”), and Basso Multi-Strategy Holding Fund Ltd. (“Basso Multi”), collectively, the (“Investors”) in which it issued to: (i) Laurus a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 per share; (ii) Iroquois a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 pre share; (iii) RHP a convertible secured note in the principal amount of $1,000,000 and a common stock purchase warrant to purchase up to 150,000 shares of Company common stock at an exercise price of $1.25 per share; (iv) Basso Private a convertible secured note in the principal amount of $220,000 and a common stock purchase warrant to purchase up to 33,000 shares of Company common stock at an exercise price of $1.25 per share; and (v) Basso Multi a convertible secured note in the principal amount of $780,000 and a common stock purchase warrant to purchase up to 117,000 shares of Company common stock at an exercise price of $1.25 per share.  All of the warrants are immediately exercisable with no requirement to return to the Company should the Amortizing Principal not be paid in full.  The terms between the Company and each of the respective Investors are substantially similar and the Company has agreed to treat each of the Investors pro rata with respect to this financing, including conversion, redemption and payments thereto.

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

Under the terms of the Investor Notes and related documents, 20% (including applicable fees) of the principal amount of the Investor Notes was provided to Company for immediate use upon the closing of the Investor Notes (“Amortizing Principal”), the remaining 80% (net of applicable fees) is held in restricted accounts for each respective Investors (“Restricted Account”).  The Company is obligated to make monthly interest payments for interest accrued on the Amortizing Principal beginning April 1, 2005.  The Company is obligated to make monthly payments, either in cash or stock as determined by the Investor Notes, beginning on June 1, 2005 for the Amortizing Principal, plus applicable interest (the “Monthly Payment”). The Monthly Payment will be made (i) automatically by a conversion in stock at a “Fixed Conversion Price”, (ii) at the discretion of the Company at a reduced conversion price, or (iii) in cash paid by the Company at 110% of the Monthly Payment. The Monthly Payments shall be automatically made in Company common stock at the Fixed Conversion Price if (i) the shares of the Company common stock underlying the shares of the Investor Notes are registered; and (ii) the average trading price of the Company common stock for the five days preceding the Monthly Payment is greater than 110% of the Fixed Conversion Price. If the Monthly Payment is not automatically converted into shares of Company common stock because the average trading price of the Company common stock for the five trading days prior to the due date of the Monthly Payment is less than 110% of the Fixed Conversion Price, the Company may, at its discretion, make the Monthly Payment in Company common stock at a conversion price equal to 85% of the average trading price of the Company common stock for the five lowest closing days for the 22 trading days prior to the Company’s notice, but in no case shall the conversion price be less than $1.00. As of February 28, 2005 the Fixed Conversion Price is $1.00, subject to adjustment, but in no case less than $1.00.

The Company will receive cash disbursements (less applicable accrued interest) for the amounts held in the Restricted Account (identified as "Receivable from investors" on the balance sheet after (i) the Amortizing Principal, plus interest, is paid in full, (ii) the shares of the Company common stock underlying the Investor Notes are registered; and (iii) either the Company or the Investor converts any amounts held in the Restricted Accounts into shares of the Company’s common stock. If the Company converts the amounts held in the Restricted Account, the amounts shall be converted at either (i) a price equal to 85% of the average of the five lowest closing prices of the Company common stock during the 22 trading days immediately prior to the date of a respective repayment notice if the average closing price of the Company common stock is less than 110% of the Fixed Conversion Price, but in no instance may such shares by converted for less than $1.00; or (ii) at the Fixed Conversion Price, if the average closing price of the Company common stock for the five consecutive trading days immediately preceding the respective repayment notice is greater than or equal to 115% of the Fixed Conversion Price.  The funds held in the Restricted Account earn interest from the banks.  Any interest earned on the Restricted Account is paid into the Restricted Account and will be credited to the Company's outstanding obligations to the Purchaser.  The Company is entitled to any interest that is remaining in the Restricted Account after the Investor Notes are paid in full.

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

The warrants issued pursuant to this funding are exercisable by the Investors until February 28, 2012, at $1.25 per share of Company common stock. The Warrants are exercisable immediately and are not refundable to the Comany should the Amortizing Principal not be paid in full.

The Company filed a registration statement with the Securities and Exchange Commission within 45 days from February 28, 2005, to register the resale of the shares of common stock underlying the Investor Notes and the shares issuable upon exercise of the Warrants. If the registration statement is not declared effective prior to 105 days from February 28, 2005, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay the Investors liquidated damages of 1.25% of the principal amount of the Investor Notes per month.  During June 2005, the Securities and Exchange Commission notified the Company that it believed the filing of this registration statement violated Section 5 of the Securities Act.  If a violation of Section 5 occurred, the Investors related to the February 2005 funding have obtained the right to require the Company to repay the Investors the original amount of the Investor Notes of  $12,000,000 plus interest from the initial date of funding for a period of one year following the date of the violation.  The Comapny has recorded $2,400,000 as a current liability identified as "Notes payable and rescission liability" on its balance sheet as of March 31, 2005, as such amount was funded to the Company in immediately available funds and is recorded as a current asset.  The remaining amount of the $12,000,000 is included in "Long-term debt" on the Company's March 31, 2005 balance sheet, as such amounts are held in restricted accounts.

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

    Changes in cash flow. Net cash used in operating activities for the three months ended March 31, 2005, was $508,029 compared to net cash used in operating activities of $2,203,909 for the prior year period. This was an increase of $1,697,807 over the prior year period. The Company reported a net loss of $3,417,367 and an increase in inventory associated with increased sales of $261,624. These uses of cash were offset by non-cash charges totaling $1,171,145, collections of accounts receivable of $867,784 and increases in accounts payable and accrued liabilities of $187,784 and $947,996, respectively. Cash used in investing activities increased to $9,355,035 for the current year period compared to $1,063,035 for the prior year period. The Company purchased property and equipment of $68,809 during the current year period and had $9,276,341 of cash in restricted accounts related to its February 2005 funding and classified as "Receivable from investors" on the balance sheet.  Cash provided by financing activities increased from approximately $7,246,553 during the 2004 period to approximately $10,732,227 for the current year period. The Company obtained $12,000,000 in funding during the 2005 period and was required to pay up-front financing fees to the lender of $449,484. The Company also paid $1,728,584 principal amount on its Laurus credit facility and received cash of $16,750 through the exercise of stock options.

Capital Resources. The Company has funded its operations through the sale of common stock, the exercise of stock options and warrants, lines of credit, the Laurus financing agreement and the February 2005 financing agreement. During February 2005, the Company obtained a $12,000,000 financing agreement with certain investors and received gross proceeds of $2,400,000. This financing agreement is more fully described in Note 3 to the financial statements. The Company also has a financing agreement with Laurus Master Fund and a line of credit with Textron Financial Corporation.

Liquidity. As of March 31, 2005, the Company had cash balances in non-restricted accounts of $1,768,022 and negative working capital of approximately $590,630. Included in the negative working capital balance at March 31, 2005 is cash held in restricted accounts of approximately $504,580, which if excluded from the working capital balance, the Company would have negative working capital of $1,095,210.  Also included in the negative working capital balance is $2,400,000 classified as "Notes payable and rescission liability" from its February 2005 funding.  The Company has completed two financings and two sales of stock during 2004 and 2005, all of which included warrants. If all the warrants outstanding are exercised the Company could raise up to approximately $10,396,000.

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

Signature    Title        Date

 /s/ Michael Lewis           Chief Executive Officer         June 20, 2005
Michael Lewis                and Director

/s/ Joann Agee         Principal Accounting Officer   June 20, 2005
Joann Agee                   and Controller