Form 10QSB/A
period 2005-03-31
ELINEAR INC
filed 2005-08-12
CIK 1001903

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

Yes  ☒           No  ☐

As of August 5, 2005, there were outstanding 24,566,002 shares of common stock, $.02 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

eLINEAR, INC.
AND SUBSIDIARIES
INDEX TO FORM 10-QSB/A
March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(Restated)
ASSETS

Current assets:
Cash	$1,768,022	$898,869
Cash in restricted account	504,580	504,580
Accounts receivable, net of allowance of $353,897 at March 31, 2005 and $311,569 at December 31, 2004, respectively	4,100,621	5,010,733
Inventory	708,070	446,446
Other current assets	130,073	126,316
Total current assets	7,211,366	6,986,944
Property and equipment, net	776,542	805,798
Other assets:
Goodwill	1,100,000	1,100,000
Deferred financing costs, net	117,073	132,346
Contract rights	237,994	273,693
Deposits	45,221	34,616
Total other assets	1,500,288	1,540,655
Total assets	$9,488,196	$9,333,397

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable, trade	$1,454,522	$1,266,738
Line of credit - revolver	1,949,504	2,784,543
Accrued liabilities	1,985,628	1,049,974
Notes payable and rescission liability	2,736,000	--
Unamortized debt discounts	(2,659,980)	--
Total current liabilities	5,465,674	5,101,255
Long-term debt, net	1,193,696	1,399,397
Shareholders' equity:
Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued	--	--
Common stock, $.02 par value, 100,000,000 shares authorized, 22,638,212 and 21,622,598 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	452,764	432,452
Additional paid-in capital	15,621,880	12,228,744
Accumulated deficit	(13,245,818)	(9,828,451)
Total shareholders’ equity	2,828,826	2,832,745
Total liabilities and shareholders' equity	$9,488,196	$9,333,397

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

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(3,417,367)	$(1,480,650)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	148,317	8,505
Impairment of goodwill	--	451,920
Bad debt expense	42,328	--
Amortization of debt discounts	145,302	54,044
Stock and stock option based compensation	807,327	239,474
Extension of warrant expiration date	27,871	--
Changes in assets and liabilities:
Accounts receivable	867,784	(915,881)
Inventory	(261,624)	(117,600)
Other current assets	(3,757)	(17,173)
Accounts payable	187,784	(449,032)
Payable to officers	--	(31,336)
Accrued liabilities	935,654	53,820
Net cash used in operating activities	(520,381)	(2,203,909)
Cash flows from investing activities:
Purchase of property and equipment	(68,089)	(50,800)
Certificate of deposit	--	(500,000)
Cash in restricted account	--	(500,000)
Deposits	(10,605)	(13,159)
Net cash used in investing activities	(78,694)	(1,063,959)
Cash flows from financing activities:
Repayment on notes payable due to officers	--	(215,703)
Proceeds from financing agreement	2,736,000	2,539,515
Payment of up-front financing costs	(449,484)	--
Repayment of financing agreement	(835,039)	--
Proceeds from exercise of stock options	16,750	338,150
Proceeds from sale of common stock, net	--	4,584,591
Net cash provided by financing activities	1,468,227	7,246,553
Net increase in cash	869,153	3,978,685
Cash and cash equivalents, beginning of period	898,869	554,483
Cash and cash equivalents, end of period	$1,768,022	$4,553,168

Supplemental cash flow disclosures:
Interest paid	$71,859	$6,342
Supplemental non-cash disclosures:
Debt converted into equity	$275,000	$--

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue, and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

	Three Months Ended March 31,
	2005	2004

Net loss, as reported	$(3,417,367)	$(1,480,630)
Add: Stock-based employee compensation included in reported net loss	50,015	--
Stock based compensation under fair value method	(415,190)	--
Pro forma net loss	$(3,782,542)	$(1,480,630)

Net loss per share:
Basic and diluted - as reported	$(0.15)	$(0.09)
Stock based compensation under fair value method	(0.02)	--
Basic and diluted - pro forma	$(0.17)	$(0.09)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 88%, risk-free interest rate of 1.5%, and expected life of 48 months.

Note 2.	Impairment

As of March 31, 2005, the Company had $1,100,000 of goodwill resulting from the acquisition of NewBridge. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. In March 2004, the Company recorded impairment expense totaling $451,920 related to 100% of the goodwill recorded with the 2003 NetView acquisition. In March 2004, the consulting services business segment lost its largest consulting contract and the other operations that had been acquired in the acquisition had declined due to the loss of a key employee after the acquisition. Based on projected estimated future cash flows from that business segment, management determined a full impairment charge was required. In September 2004, the Company performed a valuation analysis of the discounted projected estimated future cash flows of NewBridge and the Company elected to write down a portion of the goodwill related to NewBridge of $391,114. Due to the large amount of goodwill presently on the Company’s financial reports, if an impairment is required, the Company’s financial condition and results of operations would be negatively affected.

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

The following table illustrates the borrowings and repayments made by the Company and the beneficial conversion features and amortization on the Laurus credit facility through March 31, 2005:

Original loan draw down amount	$3,000,000
Add: Net amount of borrowings	949,504
Face value of amount borrowed	3,949,504
Conversion to equity	(275,000)
Fee paid to Laurus	(219,500)
Beneficial conversion amount	(1,039,620)
Amortization of debt discounts	727,817
Laurus debt, net as of March 31, 2005	$3,143,201

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

February 2005 Funding

On February 28, 2005, the Company entered into financing arrangements to receive up to a total principal amount of $12 million with Laurus, Iroquois Capital LP (“Iroquois”), RHP Master Fund (“RHP”), Basso Private Opportunity Holding Fund Ltd. (“Basso Private”), and Basso Multi-Strategy Holding Fund Ltd. (“Basso Multi”), (collectively, the “Investors”) in which it initially received $2,736,000 in cash and the ability upon certain conditions to receive the remaining amount of the total financing of $9,264,000, such financing as been subsequently amended. The $9,264,000 is held in restricted accounts at the sole dominion and control of each respective Investor. The Company may only receive the amounts (less applicable accrued interest) held in the restricted account after (i) the initial amount received, plus interest, is paid in full, (ii) the shares of the Company common stock underlying the notes are registered; and (iii) either the Company or the Investor converts any amounts held in the Restricted Accounts into shares of the Company’s common stock.  If the Company converts the amounts held in the restricted account, the amounts shall be converted at either (i) a price equal to 85% of the average of the five lowest closing prices of the Company common stock during the 22 trading days immediately prior to the date of a respective repayment notice if the average closing price of the Company common stock is less than 110% of the Fixed Conversion Price, but in no instance may such shares by converted for less than $1.00; or (ii) at the Fixed Conversion Price if the average closing price of the Company common stock for the five consecutive trading days immediately preceding the respective repayment notice is greater than or equal to 115% of the Fixed Conversion Price.

Under the terms of these notes and related documents, the is Company is obligated to make monthly interest payments for interest accrued on the initial $2,736,000, the interest begins accruing on April 1, 2005. The Company is obligated to make monthly payments, either in cash or stock as determined by the terms of the notes, beginning on June 1, 2005 for the initial $2,736,000, plus applicable interest (the “Monthly Payment”). The Monthly Payment will be made (i) automatically by a conversion in stock at $1.00, (ii) at the discretion of the Company at a reduced conversion price, or (iii) in cash paid by the Company at 101% of the Monthly Payment.

In addition to the notes the Company issued 1,800,000 warrants to the Investors. The warrants are exercisable by the Investors until February 28, 2012, at $1.25 per share of Company common stock. All of the warrants are immediately exercisable with no requirement to return to the Company should the initial $2,736,000 is not be paid in full.

These notes are secured by all of the Company and its subsidiaries’ assets.

In conjunction with the notes, the Investors were paid a fee of $449,484. The warrants, which are exercisable immediately, were valued at $1,283,479 using a modified Black-Scholes option pricing model. The value of these warrants and the fees paid to the Investors were recorded as a discount to the notes and are being amortized over the term of the loan using the effective interest method.

The credit facility is considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the term note exceeded the value allocated to the term note on the date of issuance. The difference between the market value of the shares issuable upon conversion and the value allocated to the term note of $1,003,201 is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature has also been recorded as a discount to the notes and is being amortized over the term of the loan using the effective interest method. In the event the Investors convert the notes prior to the maturity of the agreements, then generally accepted accounting principles require the Company to expense the unamortized balance of the debt discount in full.

The Company filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock underlying the notes and the shares issuable upon exercise of the Warrants. During June 2005, the Securities and Exchange Commission notified the Company that it believed the filing of this registration statement violated Section 5 of the Securities Act. If a violation of Section 5 occurred, the Investors related to the February 2005 funding have obtained the right to require the Company to repay to the Investors the original amount of the notes of $2,736,000 plus interest from the initial date of funding for a period of one year following the date of the violation. The Company has recorded $2,736,000 as a current liability identified as “Notes payable and rescission liability” on its balance sheet as of March 31, 2005, as such amount was funded to the Company in immediately available funds and is recorded as a current liability.

The following table illustrates the borrowings made by the Company, the fees paid, the value of the warrants issued and the beneficial conversion feature and amortization of such amounts, pursuant to the February 2005 funding as of March 31, 2005:

Original loan amount	$2,736,000
Fees paid	(449,484)
Amortization of fees paid, March 2005	12,489
Beneficial conversion feature	(1,003,201)
Amortization of beneficial conversion feature, March 2005	27,867
Debt discount on warrants issued	(1,283,299)
Amortization of debt discounts, March 2005	35,648
Notes payable at March 31, 2005	$76,020

See “Note 10. Subsequent Events” for a discussion of the July 14, 2005 amendment to the February 28, 2005 financing.

Note 4.	Common Stock

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

	For the Three Months Ended March 31, 2005
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	5,212	4,378,381	319,452	809,230	5,512,275

Segment loss	(2,613,249)	(495,870)	(29,037)	(279,211)	(3,417,367)

Total assets	2,493,097	3,747,578	1,540,012	1,707,509	9,488,196

Capital expenditures	27,729	24,473	--	15,887	68,089

Depreciation and amortization	24,932	32,918	1,476	73,725	133,051

	For the Three Months Ended March 31, 2004
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	46,945	3,956,625	171,508	--	4,175,078

Segment profit (loss)	(1,273,293)	94,503	(112,834)	--	(1,480,630)

Total assets	4,653,444	3,929,364	1,739,373	--	10,322,181

Capital expenditures	15,375	34,860	565	--	50,800

Depreciation	2,721	4,159	1,626	--	8,505

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

Note 9.	Restatement of Previously Reported Balance Sheet and Statement of Cash Flows

The Company filed the financial statements in its Form 10-QSB/A (First Amendment) and accounted for the restricted cash received in its February 2005 funding as “receivable from investors” as a long-term asset. In addition, the Company recorded as a current liability the gross proceeds received from its February 2005 funding in response to notification from the SEC that the Company may be in violation of Section 5 of the Securities Act. The Company has restated its balance sheet to (i) eliminate the receivable from investors from its balance sheet; (ii) reduce the amount in notes payable by the amount of the restricted cash received from the investors; (iii) increased the amount in notes payable and rescission liability by the actual amount which could be rescinded; (iv) added a new line item to show the total amount of unamortized debt discounts, net of current amortization and (v) offset accrued interest by the amount of interest earned by the Company on the restricted accounts. In addition, the Company has restated its statement of cash flows to reflect the above listed adjustments.

A summary of the restatement is as follows:

Balance Sheet

	March 31, 2005	Restatement	March 31, 2005
	(Unaudited)		(Unaudited)
	(Restated)		(Restated)
ASSETS
Current assets:
Cash	$1,768,022		$1,768,022
Cash in restricted account	504,580		504,580
Accounts receivable, net of allowance of $353,897 at March 31, 2005 and $311,569 at December 31, 2004, respectively	4,100,621		4,100,621
Inventory	708,070		708,070
Other current assets	130,073		130,073
Total current assets	7,211,366		7,211,366
Property and equipment, net	776,542		776,542
Other assets:
Receivable from investors	9,276,341	(9,276,341)	--
Goodwill	1,100,000		1,100,000
Deferred financing costs, net	117,073		117,073
Contract rights	237,994		237,994
Deposits	45,221		45,221
Total other assets	10,776,629		1,500,288
Total assets	$18,764,537		$9,488,196
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$1,454,522		$1,454,522
Line of credit - revolver	1,949,504		1,949,504
Accrued liabilities	1,997,970	(12,342)	1,985,628
Notes payable and rescission liability	2,400,000	336,000	2,736,000
Unamortized debt discounts	--	(2,659,980)	(2,659,980)
Total current liabilities	7,801,996		5,465,674
Long-term debt, net	8,133,715	(6,940,019)	1,193,696
Shareholders' equity:
Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued	--		--
Common stock, $.02 par value, 100,000,000 shares authorized, 22,638,212 and 21,622,598 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	452,764		452,764
Additional paid-in capital	15,621,880		15,621,880
Accumulated deficit	(13,245,818)		(13,245,818)
Total shareholders’ equity	2,828,826		2,828,826
Total liabilities and shareholders' equity	$18,764,537		$9,488,196

Statement of Cash Flows

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	Restatement	2005
	(Unaudited)		(Unaudited)
			(Restated)
Cash flows from operating activities:
Net loss	$(3,417,367)		$(3,417,367)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	148,317		148,317
Bad debt expense	42,328		42,328
Amortization of debt discounts	145,302		145,302
Stock and stock option based compensation	807,327		807,327
Extension of warrant expiration date	27,871		27,871
Changes in assets and liabilities:
Accounts receivable	867,784		867,784
Inventory	(261,624)		(261,624)
Other current assets	(3,757)		(3,757)
Accounts payable	187,784		187,784
Accrued liabilities	947,996	(12,342)	935,654
Net cash used in operating activities	(508,039)		(520,381)
Cash flows from investing activities:
Purchase of property and equipment	(68,089)		(68,089)
Receivable from investors	(9,276,341)	9,276,341	--
Deposits	(10,605)		(10,605)
Net cash used in investing activities	(9,355,035)		(78,694)
Cash flows from financing activities:
Proceeds from financing agreement	12,000,000	(9,264,000)	2,736,000
Payment of up-front financing costs	(449,484)		(449,484)
Repayment of financing agreement	(835,039)		(835,039)
Proceeds from exercise of stock options	16,750		16,750
Net cash provided by financing activities	10,732,227		1,468,227
Net increase in cash	869,153		869,153
Cash and cash equivalents, beginning of period	898,869		898,869
Cash and cash equivalents, end of period	$1,768,022		$1,768,022

Supplemental cash flow disclosures:
Interest paid	$71,859		$71,859
Supplemental non-cash disclosures:
Debt converted into equity	$275,000		$275,000

Note 10.	Subsequent Event

On July 14, 2005, the Company amended that 2005 financing arrangement, entered into on February 28, 2005, for a total principal amount of $12 million with the Investors. The supplement modifies the February 2005 financing arrangement by (i) releasing all the funds held in the restricted account, of which $7,200,000 was paid to the respective Investors without penalty and the remaining amount, approximately $2,138,921, held in the restricted account was funded to the Company; (ii) amending and restating the notes issued pursuant to the February 2005 financing arrangement with the new total principal amount of $5,054,567 that included (x) the twenty percent (20%) (including applicable fees) of the February 2005 financing funded to the Company in February 2005; (y) the funds released from the restricted accounts to the Company pursuant to the supplement; and (z) the interest accrued on the funds held in the restricted account from March 2005 until July 14, 2005; (iii) granting the Investors a right to participate in their pro rata portion of 60% of any future financing of the Company for one year; and (iv) issuing warrants exercisable after January 14, 2006 at exercise prices ranging from $1.50 to $1.75 per share into an aggregate of 991,667 shares of common stock to Iroquois, RHP, Basso Private and Basso Multi. The terms between the Company and each of the respective Investors are substantially similar.

The new notes are secured by all of the Company and its subsidiaries’ assets. The payment of interest and principal, under certain circumstances, may be made with shares of the Company common stock at a conversion price of no less than $1.00 per share. The new notes will accrue interest at a rate per annum equal to the “prime rate” published in the Wall Street Journal plus seventy five basis points, as may be adjusted. The Company has the ability to prepay any amounts owed under these new notes at 115% of the principal amount. The Company is obligated to make monthly payments, either in cash or stock as determined by the new notes, beginning on August 1, 2005 for the total principal of the new notes, plus applicable interest (the “Monthly Payment”). The Monthly Payment will be made (i) automatically by a conversion in stock at a “Fixed Conversion Price”, (ii) at the discretion of the Company at a reduced conversion price, but no less than $1.00, or (iii) in cash paid by the Company at 101% of the Monthly Payment. The Monthly Payments shall be automatically made, subject to volume limitation, in Company common stock at the Fixed Conversion Price if (i) the shares of the Company common stock underlying the shares of the notes are registered; and (ii) the average trading price of the Company common stock for the five days preceding the Monthly Payment is greater than 110% of the Fixed Conversion Price. If the Monthly Payment is not automatically converted into shares of Company common stock because the average trading price of the Company common stock for the five trading days prior to the due date of the Monthly Payment is less than 110% of the Fixed Conversion Price, the Company may, at its discretion, make the Monthly Payment in Company common stock at a conversion price equal to 85% of the average trading price of the Company common stock for the five lowest closing days for the 22 trading days prior to the Company’s notice, but in no case shall the conversion price be less than $1.00. The Fixed Conversion Price is $1.00, subject to adjustment, but in no case reduced to less than $1.00.

The Investors may convert all or any portion of the principal amounts of their respective new notes, including any accrued interest or fees thereon at the Fixed Conversion Price.

Notwithstanding the foregoing, the Company’s right to issue shares of its common stock in payment of obligations under the new notes shall be subject to the limitation that the number of aggregate shares of common stock issued to each Investor shall not exceed 25% of the aggregate dollar trading volume of the Company common stock for the 22 trading days immediately preceding the date on which the conversion is to occur.

The Investors may not exercise the warrants issued pursuant to the Supplement until January 14, 2006 and are exercisable until January 14, 2013, of which 466,667 of the warrants are exercisable at $1.50 and 525,000 are exercisable at $1.75. The warrants were valued at $632,707 using a modified Black-Scholes option pricing model. The value of these warrants will be recorded as a discount to the new notes and will be amortized over the remaining term of the loan (31 months) using the effective interest method.

The new notes are considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the term note exceeded the value allocated to the term note on the date of issuance. The difference between the market value of the shares issuable upon conversion and the value allocated to the term note of $538,032 is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature will also be recorded as a discount to the notes and will be amortized over the remaining term of the loan (31 months) using the effective interest method. In the event the Investors convert the notes prior to the maturity of the agreements, then generally accepted accounting principles require the Company to expense the unamortized balance of the debt discount in full.

The following table illustrates the borrowings made by the Company and the beneficial conversion features and amortization on this funding as of July 14, 2005:

New loan on July 14, 2005	2,318,567
Beneficial conversion amount	(538,032)
Debt discount for warrants issued	(632,707)
Debt, net as of July 14, 2005	$1,147,828

The Company has agreed to file a registration statement with the Securities and Exchange Commission by August 13, 2005 in order to register the resale of the shares of common stock underlying the new notes, the shares issuable upon exercise of the warrants issued in February 2005, and the warrants issued in connection with the Supplement. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to October 27, 2005, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay the Investors liquidated damages of 1.25% of the principal amount of the new notes per month; except that the Company will only have to pay 50% of the liquidated damages if the registration statement is not declared effective by the Securities and Exchange Commission under certain circumstances.

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

Recent Developments

On February 28, 2005, the Company entered into financing arrangements to receive up to a total principal amount of $12 million with Laurus, Iroquois Capital LP (“Iroquois”), RHP Master Fund (“RHP”), Basso Private Opportunity Holding Fund Ltd. (“Basso Private”), and Basso Multi-Strategy Holding Fund Ltd. (“Basso Multi”), (collectively, the “Investors”) in which it initially received $2,736,000 in cash and the ability upon certain conditions to receive the remaining amount of the total financing of $9,264,000. The $9,264,000 is held in restricted accounts at the sole dominion and control of each respective Investor. The Company may only receive the amounts (less applicable accrued interest) held in the restricted account after (i) the initial amount received, plus interest, is paid in full, (ii) the shares of the Company common stock underlying the notes are registered; and (iii) either the Company or the Investor converts any amounts held in the Restricted Accounts into shares of the Company’s common stock.  If the Company converts the amounts held in the restricted account, the amounts shall be converted at either (i) a price equal to 85% of the average of the five lowest closing prices of the Company common stock during the 22 trading days immediately prior to the date of a respective repayment notice if the average closing price of the Company common stock is less than 110% of the Fixed Conversion Price, but in no instance may such shares by converted for less than $1.00; or (ii) at the Fixed Conversion Price if the average closing price of the Company common stock for the five consecutive trading days immediately preceding the respective repayment notice is greater than or equal to 115% of the Fixed Conversion Price.

Under the terms of these notes and related documents, the is Company is obligated to make monthly interest payments for interest accrued on the initial $2,736,000, the interest begins accruing on April 1, 2005. The Company is obligated to make monthly payments, either in cash or stock as determined by the terms of the notes, beginning on June 1, 2005 for the initial $2,736,000, plus applicable interest (the “Monthly Payment”). The Monthly Payment will be made (i) automatically by a conversion in stock at $1.00 per share, (ii) at the discretion of the Company at a reduced conversion price, or (iii) in cash paid by the Company at 101% of the Monthly Payment.

In addition to the notes the Company issued 1,800,000 warrants to the Investors. The warrants are exercisable by the Investors until February 28, 2012, at $1.25 per share of Company common stock. All of the warrants are immediately exercisable with no requirement to return to the Company should the initial $2,736,000 is not be paid in full.

These notes are secured by all of the Company and its subsidiaries’ assets.

In conjunction with the notes, the Investors were paid a fee of $449,484. The warrants, which are exercisable immediately, were valued at $1,283,479 using a modified Black-Scholes option pricing model. The value of these warrants and the fees paid to the Investors were recorded as a discount to the notes and are being amortized over the term of the loan using the effective interest method.

The credit facility is considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the term note exceeded the value allocated to the term note on the date of issuance. The difference between the market value of the shares issuable upon conversion and the value allocated to the term note of $1,003,201 is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature has also been recorded as a discount to the notes and is being amortized over the term of the loan using the effective interest method. In the event the Investors convert the notes prior to the maturity of the agreements, then generally accepted accounting principles require the Company to expense the unamortized balance of the debt discount in full.

The Company filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock underlying the notes and the shares issuable upon exercise of the Warrants. During June 2005, the Securities and Exchange Commission notified the Company that it believed the filing of this registration statement violated Section 5 of the Securities Act. If a violation of Section 5 occurred, the Investors related to the February 2005 funding have obtained the right to require the Company to repay to the Investors the original amount of the notes of $2,736,000 plus interest from the initial date of funding for a period of one year following the date of the violation. The Company has recorded $2,736,000 as a current liability identified as “Notes payable and rescission liability” on its balance sheet as of March 31, 2005, as such amount was funded to the Company in immediately available funds and is recorded as a current liability.

On July 14, 2005, the Company amended the 2005 financing arrangement, entered into on February 28, 2005. The supplement modifies the February 2005 financing arrangement by (i) releasing all the funds held in the restricted account, of which $7,200,000 was paid to the respective Investors without penalty and the remaining amount, approximately $2,138,921, held in the restricted account was funded to the Company; (ii) amending and restating the notes issued pursuant to the February 2005 financing arrangement with the new total principal amount of $5,054,567 that included (x) the twenty percent (20%) (including applicable fees) of the February 2005 financing funded to the Company in February 2005; (y) the funds released from the restricted accounts to the Company pursuant to the supplement; and (z) the interest accrued on the funds held in the restricted account from March 2005 until July 14, 2005; (iii) granting the Investors a right to participate in their pro rata portion of 60% of any future financing of the Company for one year; and (iv) issuing warrants exercisable after January 14, 2006 at exercise prices ranging from $1.50 to $1.75 per share into an aggregate of 991,667 shares of common stock to Iroquois, RHP, Basso Private and Basso Multi. The terms between the Company and each of the respective Investors are substantially similar.

The new notes are secured by all of the Company and its subsidiaries’ assets. The payment of interest and principal, under certain circumstances, may be made with shares of the Company common stock at a conversion price of no less than $1.00 per share. The new notes will accrue interest at a rate per annum equal to the “prime rate” published in the Wall Street Journal plus seventy five basis points, as may be adjusted. The Company has the ability to prepay any amounts owed under these new notes at 115% of the principal amount. The Company is obligated to make monthly payments, either in cash or stock as determined by the new notes, beginning on August 1, 2005 for the total principal of the new notes, plus applicable interest (the “Monthly Payment”). The Monthly Payment will be made (i) automatically by a conversion in stock at a “Fixed Conversion Price”, (ii) at the discretion of the Company at a reduced conversion price, but no less than $1.00, or (iii) in cash paid by the Company at 101% of the Monthly Payment. The Monthly Payments shall be automatically made, subject to volume limitation, in Company common stock at the Fixed Conversion Price if (i) the shares of the Company common stock underlying the shares of the notes are registered; and (ii) the average trading price of the Company common stock for the five days preceding the Monthly Payment is greater than 110% of the Fixed Conversion Price. If the Monthly Payment is not automatically converted into shares of Company common stock because the average trading price of the Company common stock for the five trading days prior to the due date of the Monthly Payment is less than 110% of the Fixed Conversion Price, the Company may, at its discretion, make the Monthly Payment in Company common stock at a conversion price equal to 85% of the average trading price of the Company common stock for the five lowest closing days for the 22 trading days prior to the Company’s notice, but in no case shall the conversion price be less than $1.00. The Fixed Conversion Price is $1.00, subject to adjustment, but in no case reduced to less than $1.00.

The Investors may convert all or any portion of the principal amounts of their respective new notes, including any accrued interest or fees thereon at the Fixed Conversion Price.

Notwithstanding the foregoing, the Company’s right to issue shares of its common stock in payment of obligations under the new notes shall be subject to the limitation that the number of aggregate shares of common stock issued to each Investor shall not exceed 25% of the aggregate dollar trading volume of the Company common stock for the 22 trading days immediately preceding the date on which the conversion is to occur.

The Investors may not exercise the warrants issued pursuant to the Supplement until January 14, 2006 and are exercisable until January 14, 2013, of which 466,667 of the warrants are exercisable at $1.50 and 525,000 are exercisable at $1.75. The warrants were valued at $632,707 using a modified Black-Scholes option pricing model. The value of these warrants will be recorded as a discount to the new notes and will be amortized over the remaining term of the loan (31 months) using the effective interest method.

The new notes are considered to have a beneficial conversion feature since the fair market value of the common stock issuable upon conversion of the term note exceeded the value allocated to the term note on the date of issuance. The difference between the market value of the shares issuable upon conversion and the value allocated to the term note of $538,032 is considered to be the value of the beneficial conversion feature. The value of the beneficial conversion feature will also be recorded as a discount to the notes and will be amortized over the remaining term of the loan (31 months) using the effective interest method. In the event the Investors convert the notes prior to the maturity of the agreements, then generally accepted accounting principles require the Company to expense the unamortized balance of the debt discount in full.

The following table illustrates the borrowings made by the Company and the beneficial conversion features and amortization on this funding as of July 14, 2005:

New loan on July 14, 2005	2,318,567
Beneficial conversion amount	(538,032)
Debt discount for warrants issued	(632,707)
Debt, net as of July 14, 2005	$1,147,828

The Company has agreed to file a registration statement with the Securities and Exchange Commission by August 13, 2005 in order to register the resale of the shares of common stock underlying the new notes, the shares issuable upon exercise of the warrants issued in February 2005, and the warrants issued in connection with the Supplement. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to October 27, 2005, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay the Investors liquidated damages of 1.25% of the principal amount of the new notes per month; except that the Company will only have to pay 50% of the liquidated damages if the registration statement is not declared effective by the Securities and Exchange Commission under certain circumstances.

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

Results of Operations and Financial Condition

Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

The following table sets forth certain operating information regarding the Company for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Revenue	$5,512,275	$4,175,078
Cost of revenue	4,599,757	3,714,762
Gross profit	912,518	460,316
Selling, general and administrative expenses	3,983,155	1,889,169
Depreciation and amortization	133,051	8,505
Loss from operations	(3,203,688)	(1,437,358)
Other income (expense)	(213,679)	(43,272)
Net loss	$(3,417,367)	$(1,480,630)
Net loss per share - basic and diluted	$(0.15)	$(0.09)

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

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Net cash used in operating activities	$(520,381)	$(2,203,909)
Net cash used in investing activities	$(78,694)	$(1,063,959)
Net cash provided by financing activities	$1,468,227	$7,246,553

Changes in cash flow. Net cash used in operating activities for the three months ended March 31, 2005, was $520,381 compared to net cash used in operating activities of $2,203,909 for the prior year period. This was a decrease of $1,683,528 over the prior year period. The Company reported a net loss of $3,417,367 and an increase in inventory associated with increased sales of $261,624. These uses of cash were offset by non-cash charges totaling $1,171,145, collections of accounts receivable of $867,784 and increases in accounts payable and accrued liabilities of $187,784 and $935,654, respectively. Cash used in investing activities was $78,694 for the current year period compared to $1,063,959 for the prior year period. The Company purchased property and equipment of $68,089 during the current year period and incurred deposits of $10,605. Cash provided by financing activities decreased from approximately $7,246,553 during the 2004 period to approximately $1,468,227 for the current year period. The Company obtained the right to up to $12,000,000, of which $9,264,000 is held in restricted accounts which are in the sole dominion and control of the Investor, and was required to pay up-front financing fees to the lenders of $449,484. The Company also paid $835,039 principal amount on its Laurus credit facility and received cash of $16,750 through the exercise of stock options.

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

Liquidity. As of March 31, 2005, the Company had cash balances in non-restricted accounts of $1,768,022 and positive working capital of approximately $1,745,692. At March 31, 2005, the Company has $2,736,000 principal amount due investors in relation to its February 2005 funding. For accounting purposes, this amount has been reduced by the amount of fees paid for funding, the beneficial conversion amount of the note and the debt discount associated with the warrants issued pursuant to the funding, less the applicable amortization of these items. Also included in the working capital balance at March 31, 2005 is cash held in restricted accounts of approximately $504,580. If the restricted cash was excluded and the full $2,736,000 principal amount was included in the working capital balance, the Company would have negative working capital of approximately $1,082,870. The Company has completed two financings and two sales of stock during 2004 and 2005, all of which included warrants. If all the warrants outstanding are exercised the Company could raise up to approximately $10,396,000.

On February 28, 2005, the Company entered into financing arrangements for a total principal amount of $12 million as described in - “Recent Developments”. Of this financing $2,736,000 gross proceeds has been funded to the Company and $9,264,000 may be funded upon satisfaction of certain conditions, of which there can be no assurance that this will occur. See Note 10. “Subsequent Event” for a discussion of the supplement to the February 2005 funding.

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

10.29	Form of Registration Rights Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K dated March 3, 2005)

10.30	Form of Stock Purchase Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K dated March 3, 2005)

10.31	Consulting Agreement dated December 22, 2005 with Kevan Casey (incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-KSB, dated March 18, 2005) *

10.32	Form of Supplement, dated July 14, 2005, by and between Company and Investor. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated July 20, 2005).

10.33	Form of Warrant, dated as of July 14, 2005, by and between eLinear, Inc. and Investor. . (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated July 20, 2005).

10.34	Form of Warrant, dated as of July 14, 2005, by and between eLinear, Inc. and Investor. . (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated July 20, 2005).

10.35
Form of Amended and Restated Secured Convertible Term Note, dated as of July 14, 2005, by and between the eLinear, Inc. and Investor. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated July 20, 2005).

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

Signature	Title	Date

/s/ Michael Lewis	Chief Executive Officer	August 12, 2005
Michael Lewis	and Director

/s/ Joann Agee	Principal Accounting Officer	August 12, 2005
Joann Agee	and Controller