Form 10QSB
period 2005-06-30
ELINEAR INC
filed 2005-08-12
CIK 1001903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

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

Yes ☒   No ☐
As of August 5, 2005, there were outstanding 24,566,022 shares of common stock, $.02 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

eLINEAR, INC.
AND SUBSIDIARIES
INDEX TO FORM 10-QSB
June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Current assets:
Cash	$361,751	$898,869
Cash in restricted account	504,580	504,580
Accounts receivable, net of allowance of $355,303 at June 30, 2005 and $311,569 at December 31, 2004, respectively	5,977,203	5,010,733
Inventory	812,222	446,446
Other current assets	143,741	126,316
Total current assets	7,799,497	6,986,944
Property and equipment, net	741,460	805,798
Other assets:
Goodwill	1,100,000	1,100,000
Deferred financing costs, net	101,800	132,346
Contract rights, net	202,295	273,693
Deposits	45,220	34,616
Total other assets	1,449,315	1,540,655
Total assets	$9,990,272	$9,333,397

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$1,880,215	$1,266,738
Line of credit - revolver	3,700,219	2,784,543
Accrued liabilities	2,117,715	1,049,974
Notes payable and rescission liability	2,736,000	--
Unamortized debt discounts	(2,431,955)
Total current liabilities	8,002,154	5,101,255
Long-term debt, net	387,997	1,399,397
Shareholders' equity:
Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued	--	--
Common stock, $.02 par value, 100,000,000 shares authorized, 23,913,281 and 21,622,598 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	478,266	432,452
Additional paid-in capital	16,908,122	12,228,744
Accumulated deficit	(15,786,267)	(9,828,451)
Total shareholders’ equity	1,600,121	2,832,745
Total liabilities and shareholders' equity	$9,990,272	$9,333,397

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue:
Products	$7,616,038	$4,861,464	$12,476,480	$8,818,089
Services	1,584,273	469,545	2,209,853	687,998
Other	38,897	--	65,150	--
Total revenue	9,239,208	5,331,009	14,751,483	9,506,087

Cost of revenue:
Products	6,683,329	3,962,931	10,953,668	7,477,079
Services	835,771	569,981	1,165,189	770,595
Cost of revenue	7,519,100	4,532,912	12,118,857	8,247,674
Gross profit	1,720,108	798,097	2,632,626	1,258,413

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	1,792,084	1,048,114	3,598,827	1,583,112
Office administration	368,005	491,151	738,747	720,245
Professional services	538,077	90,213	948,841	391,204
Impairment of goodwill	--	--	--	451,925
Other	830,127	727,467	2,225,033	1,099,628
Total selling, general and administrative	3,528,293	2,356,945	7,511,448	4,246,114
Depreciation and amortization	144,217	22,179	277,268	30,684
Total operating expenses	3,672,510	2,379,124	7,788,716	4,276,798

Loss from operations	(1,952,402)	(1,581,027)	(5,156,090)	(3,018,385)

Other income (expense):
Interest expense	(647,604)	(669,218)	(880,038)	(712,490)
Interest income and other	59,556	10,635	78,312	10,635
Total other income (expense)	(588,048)	(658,583)	(801,726)	(701,855)
Net loss	$(2,540,450)	$(2,239,610)	$(5,957,816)	$(3,720,240)

Net loss per share:
Basic and diluted	$(0.11)	$(0.11)	$(0.26)	$(0.20)

Weighted average number of common shares outstanding:
Basic and diluted	22,999,600	20,546,234	22,591,271	18,736,127

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004

Cash flows from operating activities:
Net loss	$(5,957,816)	$(3,720,240)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	307,807	30,684
Impairment of goodwill	--	451,920
Bad debt expense	43,734	46,000
Amortization of debt discounts	371,688	626,124
Stock and stock option based compensation	1,148,070	603,608
Extension of warrant expiration date	27,871	--
Changes in assets and liabilities:
Accounts receivable	(1,010,204)	(2,634,347)
Inventory	(365,776)	(85,800)
Other current assets	(17,425)	--
Accounts payable	613,477	(405,383)
Payable to officers	--	(36,336)
Accrued liabilities	1,138,663	405,244
Other	--	1,980
Net cash used in operating activities	(3,699,911)	(4,716,546)
Cash flows from investing activities:
Purchase of property and equipment	(141,525)	(310,794)
Certificate of deposit	--	(506,032)
Cash in restricted account	--	(500,000)
Deposits	(10,604)	(15,435)
Net cash used in investing activities	(152,129)	(1,332,261)
Cash flows from financing activities:
Repayment of notes payable due to officers	--	(215,703)
Proceeds from financing agreement	2,736,000	2,780,500
Payment of up-front financing costs	(449,484)	(273,000)
Borrowings (repayment) of financing agreement	915,656	(444,759)
Proceeds from exercise of stock options	112,750	345,594
Proceeds from sale of common stock, net	--	4,586,103
Net cash provided by financing activities	3,314,922	6,778,735
Net increase (decrease) in cash	(537,118)	729,928
Cash and cash equivalents, beginning of period	898,869	554,483
Cash and cash equivalents, end of period	$361,751	$1,284,411

Supplemental cash flow disclosures:
Interest paid	$185,116	$110,569
Supplemental non-cash disclosures:
Debt converted into equity	$1,150,000	$--

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

Note 1.	Organization and Nature of Business

Statement of Information Furnished

The accompanying unaudited consolidated financial statements of eLinear, Inc. and Subsidiaries (the “Company” or “eLinear”) have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, and the results of operations and cash flows for the three and six months ended June 30, 2005 and 2004.

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

Stock Options

At June 30, 2005, the Company had stock-based compensation plans, which are more fully described in Note 9 in the Company’s Annual Report on Form 10-KSB. In addition, on December 21, 2004, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 4,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company’s success. The 2005 Plan was approved by the Company’s shareholders on June 2, 2005. As of June 30, 2005, there were 520,000 incentive stock options outstanding under the 2005 Plan at exercise prices ranging from $0.73 to $1.10 per share, vesting over a four year period and expiring five years from the date of grant and 150,000 non-qualified stock options outstanding issued to the Company’s CEO at an exercise price of $0.10 per share, immediately exercisable and expiring in December 2009.

The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans. During the six months ended June 30, 2005, the Company recorded $50,015 of stock-based compensation expense for stock options issued to employees which is reflected in the net loss for the six month period ended June 30, 2005, because certain options granted had exercise prices less than the market value of the underlying common stock on the date of the grant. In addition, the Company recorded stock based compensation expense totaling $176,618 related to options issued to non-employees and its CEO which vested during the period. The options were expensed based on the fair value calculated using the Black Scholes pricing model using the following assumptions: 86% volatility, four year life, 1.5% discount rate and 0% dividend yield.

The following table illustrates the effect on net income and earnings per share if eLinear had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended June 30,
	2005	2004

Net loss, as reported	$(5,957,816)	$(3,720,240)
Add: Stock-based employee compensation included in reported net loss	50,015	3,246
Stock based compensation under fair value method	(642,818)	(121,246)
Pro forma net loss	$(6,550,619)	$(3,838,240)

Net loss per share:
Basic and diluted - as reported	$(0.26)	$(0.20)
Stock based compensation under fair value method	(0.03)	(0.01)
Basic and diluted - pro forma	$(0.29)	$(0.21)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 86%, risk-free interest rate of 1.5%, and expected life of 48 months.

Note 2.	Impairment

As of June 30, 2005, the Company had $1,100,000 of goodwill resulting from the acquisition of NewBridge. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. In March 2004, the Company recorded impairment expense totaling $451,920 related to 100% of the goodwill recorded with the 2003 NetView acquisition. In March 2004, the consulting services business segment lost its largest consulting contract and the other operations that had been acquired in the acquisition had declined due to the loss of a key employee after the acquisition. Based on projected estimated future cash flows from that business segment, management determined a full impairment charge was required. In September 2004, the Company performed a valuation analysis of the discounted projected estimated future cash flows of NewBridge and the Company elected to write down a portion of the goodwill related to NewBridge of $391,114. Due to the large amount of goodwill presently on the Company’s financial reports, if an impairment is required, the Company’s financial condition and results of operations would be negatively affected.

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

Line of Credit - Revolver

The Laurus revolver provides for borrowings of up to the lesser of; (i) $3 million or (ii) 90% of the Company’s eligible accounts receivable. The Company borrowed $1,000,000 under the revolving facility on the date of the agreement. The revolving credit facility has a term of three years and accrues interest on outstanding balances at the rate of prime (6.00% as of June 30, 2005) plus 0.75% (with a minimum rate of 4.75%). The Company is permitted to go over its borrowing limit, which is referred to as getting an “overadvance,” if the Company gets the approval of Laurus. These overadvances typically accrue interest at a rate of 1.5% per month, but until August 2004, the Company was not required to pay this interest amount on any overadvances. In October 2004, Laurus agreed to fund an additional $500,000, which loan was not deemed an overadvance. This credit facility is secured by all of the Company’s assets. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company’s common stock at $1.90 per share and the forgiveness of penalties owed to Laurus in the approximate amount of $153,000 as of October 31, 2004, the Company agreed in October 2004 to reduce the conversion price of the credit facility from $2.91 to $1.00 per share. The Company recorded $338,925 of interest expense in the fourth quarter of 2004 for this beneficial conversion feature. At the option of the holder, the outstanding balance on the credit facility can be converted into shares of Company common stock at a conversion price of $1.00 per share. The Company has the ability to prepay any amounts owed under this credit facility at 115% of the principal amount. As amounts are drawn on this line of credit, to the extent the current market price exceeds the fixed conversion price, additional interest expense will be recognized for this beneficial conversion feature. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company paid back the $1,000,000 revolver during the quarter ended June 30, 2004. As of June 30, 2005, the Company had $3,700,219 outstanding under the revolver.

Term Note

The term note has a term of three years. The Company has the option of paying scheduled interest and principal, or prepaying all or a portion of the term note with shares of its common stock at the fixed conversion price of $1.00 per share, provided that the shares are registered with the Securities and Exchange Commission or with cash at 115% of the outstanding balance. Laurus also has the option to convert all or a portion of the term note into shares of the Company’s common stock at any time, subject to certain limitations, at a fixed conversion price of $1.00 per share. In May 2005, the Company allowed Laurus to convert $200,000 principal amount at $0.59 per share into 340,020 shares of common stock. In June 2005, the Company allowed Laurus to convert $125,000 principal amount at $0.90 per share into 138,889 shares of common stock. During the six months ended June 30, 2005, Laurus was issued 1,303,909 shares for this conversion feature and reduced the principal amount of the note by $1,150,000. The term note is secured by a blanket lien on all of the Company’s assets. As of June 30, 2005, the Company had $850,000 outstanding under the term note.

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

The following table illustrates the borrowings and repayments made by the Company and the beneficial conversion features and amortization on the Laurus credit facility through June 30, 2005:

Original loan draw down amount	$3,000,000
Add: Net amount of borrowings	1,825,198
Face value of amount borrowed	4,825,198
Conversion to equity	(275,000)
Fee paid to Laurus	(219,500)
Beneficial conversion amount	(1,039,620)
Amortization of debt discounts	797,138
Laurus debt, net as of June 30, 2005	$4,088,216

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

Under the terms of these notes and related documents, the is Company is obligated to make monthly interest payments for interest accrued on the initial $2,736,000, the interest begins accruing on April 1, 2005. The Company is obligated to make monthly payments, either in cash or stock as determined by the terms of the notes, beginning on June 1, 2005 for the initial $2,736,000, plus applicable interest (the “Monthly Payment”). The Monthly Payment will be made (i) automatically by a conversion in stock at a $1.00 per share, (ii) at the discretion of the Company at a reduced conversion price, or (iii) in cash paid by the Company at 101% of the Monthly Payment.

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

The Company filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock underlying the notes and the shares issuable upon exercise of the Warrants During June 2005, the Securities and Exchange Commission notified the Company that it believed the filing of this registration statement violated Section 5 of the Securities Act. If a violation of Section 5 occurred, the Investors related to the February 2005 funding have obtained the right to require the Company to repay to the Investors the original amount of the notes of $2,736,000 plus interest from the initial date of funding for a period of one year following the date of the violation. The Company has recorded $2,736,000 as a current liability identified as “Notes payable and rescission liability” on its balance sheet as of June 30, 2005; as such amount was funded to the Company in immediately available funds and is recorded as a current liability.

The following table illustrates the borrowings made by the Company, the fees paid, the value of the warrants issued and the beneficial conversion feature and amortization of such amounts, pursuant to the February 2005 funding as of June 30, 2005:

Original loan amount	$2,736,000
Fees paid	(449,484)
Amortization of fees	49,943
Beneficial conversion amount	(1,003,201)
Amortization of beneficial conversion amount	111,467
Debt discount for warrants issued	(1,283,299)
Amortization of debt discounts	142,619
Debt, net as of June 30, 2005	$304,045

See “Note 9. Subsequent Events” for a discussion of the July 14, 2005 amendment to the February 28, 2005 financing.

Note 4.	Common Stock

The Company issued 1,303,909 shares of common stock to Laurus during the six months ended June 30, 2005 for conversion of $1,150,000 principal amount of Laurus’ long-term debt.

The Company issued 105,000 shares of common stock for stock options exercised during the six months ended June 30, 2005 resulting in proceeds totaling $112,750.

 The Company issued 881,776 shares of its common stock valued at $921,437 to third parties for consulting services during the six months ended June 30, 2005. The Company measured the transactions at the date of issuance at the quoted market price. There are no performance commitments or penalties for non-performance, therefore, the Company recorded the services at the date of issuance.

Note 5.	Common Stock Warrants

In connection with its debt and equity fundings, the Company has issued warrants to acquire common stock at various prices with various expiration dates. The following table summarizes the warrants outstanding as of June 30, 2005:

Exercise Price	Financing Date	Outstanding Warrants	Expiration Date

$0.70	December 2003	26,611	December 2005
$1.00	January 2004	666,859	August 2005
$1.00	February 2004	240,000	August 2005
$1.55	January 2004	381,719	August 2005
$1.89	January 2004	1,296,388	January 2009
$2.50	February 2004	386,500	February 2006
$3.00	February 2004	676,500	February 2009
$3.05	February 2004	200,000	February 2011
$3.19	February 2004	50,000	February 2011
$3.22	February 2004	40,000	February 2011
$1.90	October 2004	150,000	October 2011
$1.25	February 2005	1,800,000	February 2012
Total		5,914,577

All warrants are exercisable at June 30, 2005. The Company has not filed and is not required to file a registration statement for the warrants issued for its December 2003 financing, which warrants expire in December 2005.

Note 6.	Industry Segments

The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). At June 30, 2005, the Company’s four business units, NetView, NewBridge, eLinear and TanSeco, have separate management teams and infrastructures that offer different products and services;.

	For the Three Months Ended June 30, 2005
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	27,861	6,347,098	1,642,925	1,221,324	9,239,208
Segment profit (loss)	(2,697,254)	387,923	100,030	(331,149)	(2,540,450)
Total assets	10,841,087	4,570,493	1,711,689	2,201,925	19,325,194
Capital expenditures	9,448	23,833	--	40,155	73,436
Depreciation and amortization	30,589	34,603	1,476	77,549	144,217

	For the Six Months Ended June 30, 2005
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	33,073	10,725,479	1,962,377	2,030,554	14,751,483
Segment profit (loss)	(5,310,501)	(107,947)	70,994	(610,362)	(5,957,816)
Total assets	10,841,087	4,570,493	1,711,689	2,201,925	19,325,194
Capital expenditures	37,177	48,306	--	56,042	141,525
Depreciation and amortization	55,521	67,521	2,952	151,274	277,268

	For the Three Months Ended June 30, 2004
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	220	4,773,855	556,934	--	5,331,009
Segment loss	(1,869,568)	(352,527)	(17,515)	--	(2,239,610)
Total assets	3,469,416	4,848,968	528,379	--	8,846,763
Capital expenditures	136,844	122,598	552	--	259,994
Depreciation and amortization	8,676	13,310	193	--	22,179

	For the Six Months Ended June 30, 2004
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	47,165	8,730,480	728,442	--	9,506,087
Segment loss	(3,142,861)	(447,030)	(130,349)	--	(3,720,240)
Total assets	3,469,416	4,848,968	528,379	--	8,846,763
Capital expenditures	152,219	157,458	1,117	--	310,794
Depreciation and amortization	11,397	17,469	1,818	--	30,684

The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Note 7.	Significant Concentration

One customer accounted for approximately 17.8% of sales for the six months ended June 30, 2005. No other customers represented more than 10% of sales of the Company for the six months ended June 30, 2005. The Company did not have any customers which had in excess of 10% of the Company’s accounts receivable balance at June 30, 2005.

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

The following discussion and analysis of the Company’s financial condition as of June 30, 2005, and its results of operations for the six-month periods ended June 30, 2005 and 2004, should be read in conjunction with the audited consolidated financial statements and notes included in eLinear’s Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

Goodwill

As of June 30, 2005, the Company had $1,100,000 of goodwill resulting from the acquisition of NewBridge. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. In September 2004, the Company performed a valuation analysis of the discounted projected estimated future cash flows of NewBridge and the Company elected to write down a portion of the goodwill related to NewBridge. Due to the large amount of goodwill presently on the Company’s financial reports, if an impairment is required, the Company’s financial condition and results of operations would be negatively affected. During March 2004, the Company recorded an impairment charge of approximately $451,000 related to the goodwill associated with the NetView acquisition.

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

Results of Operations and Financial Condition

Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

The following table sets forth certain operating information regarding the Company for the three months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
Revenue	$14,751,483	$9,506,087
Cost of revenue	12,118,857	8,247,674
Gross profit	2,632,626	1,258,413
Selling, general and administrative expenses	7,511,448	4,246,114
Depreciation and amortization	277,268	30,684
Loss from operations	(5,156,090)	(4,276,798)
Other income (expense)	(801,726)	(701,855)
Net loss	$(5,957,816)	$(3,720,240)
Net loss per share - basic and diluted	$(0.26)	$(0.20)

Revenue. Total revenue for the six months ended June 30, 2005 was $14,751,483 which was an increase of 55% over the prior year period of $9,506,087. Revenue from the consulting services business segment for the 2005 period was $33,073, which was less than one percent of total revenue for the 2005 period.

Revenue generated from the network and storage solutions business segment for the 2005 period was $10,725,479, which was an increase of $1,994,999, or 23%, over the 2004 period. The network and storage solutions business segment contributed 73% of total revenue for the 2005 period. The Company was able to increase its revenue over the 2004 period primarily by the addition of sales personnel who had previous customer relationships and during 2004 the Company opened a sales office in Dallas, Texas with satellite offices in Austin, Texas and Oklahoma City, Oklahoma. The increase in revenue was due to an increase in the amount of product sold and was not affected by an increase in pricing. eLinear intends to focus on adding additional customers and personnel to service these customers.

Revenue from the communications deployment business segment for the 2005 period was $1,962,377, which was 13% of total revenue. This was an increase of $1,223,935, or 169%, over the 2004 period. The Company continues to add new customers in this area and has increased its business from its existing customer base.

Revenue from the security solutions business segment was $2,030,554 for the six months ended June 30, 2005. The Company acquired TanSeco in November 2004 and, therefore, there was no revenue included for the 2004 period.

Of the revenue generated for the six months ended June 30, 2005, one customer provided in excess of 10% of the Company’s revenue. This customer provided 17.8% of the Company’s revenue during the 2005 period. The loss of that customer may have an adverse financial effect on the Company.

Cost of revenue. Total cost of revenue for the six months ended June 30, 2005 was $12,118,857, an increase of $3,871,183, or 47%, over the 2004 period of $8,247,674. For the network and storage solutions business segment, cost of revenue is comprised primarily of the costs associated with acquiring hardware and software to fill customer orders. For the consulting services business segment, cost of revenue consists primarily of full-time personnel and contract employee costs associated with projects the Company provides to its customers for a fee. For the communications deployment and security solutions business segments, cost of revenue consists primarily of materials and personnel to build the customer infrastructure.

The primary component of the increase in cost of revenue was the cost of procuring hardware and software to fill an expanded number of customer orders. The cost of hardware and software as a percent of revenue increased from 85% for 2004 period to 88% for fiscal 2005. The Company’s principal suppliers of hardware and software products are Hewlett Packard and Cisco. The Company anticipates they will continue to be its principal suppliers in the future. Total cost of products amounted to $10,953,668 for the 2005 period. The Company anticipates that cost of revenue will increase as revenue increases.

Gross profit. Total gross profit increased from $1,258,413 for the six months ended June 30, 2004, to $2,632,626 for the six months ended June 30, 2005. The increase in gross profit was a result of an increase in revenue from all business segments. Total gross profit as a percentage of revenue increased from 13% for the 2004 period to 18% for the 2005 period. The Company has experienced a better profit margin from all its business segments during the 2005 period..

Operating expenses. Total operating expenses for the six months ended June 30, 2005, were $7,788,716, an increase of $3,511,918, or 82%, over the 2004 period of $4,276,798. The various components of this increase are as follows

▪
The Company has added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders, and it has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to hiring full-time employees. The Company has also added approximately 35 employees through its acquisition of TanSeco. At June 30, 2004, the Company had 46 employees which had increased to 127 as of June 30, 2005. Additionally during 2004, the Company opened a sales office in Dallas, Texas and satellite offices in Austin, Texas and Oklahoma City, Oklahoma. The net effect was an increase in payroll and related costs of $2,015,715, which costs are composed of payroll, payroll taxes, sales commissions and employee benefits.

▪
Office administration expenses increased from $720,245 for the 2004 period to $738,747 for the 2005 period. The primary components of office administration are office rent, office administration, business insurance and dues and subscriptions. The Company incurred initial start-up costs when opening its sales offices in Dallas, Austin and Oklahoma City and relocating its corporate headquarters in Houston, Texas. The Company believes office administration expenses will remain at their current levels for the foreseeable future.

▪
Professional services, which is comprised of legal, accounting, consulting and directors’ fees, increased from $391,204 for the previous year period to $948,841 for the current year period. The Company has incurred additional legal, accounting and outside services fees during the current fiscal year in association with its financings and litigation.

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

▪
Other expenses increased from $1,099,628 for the prior year period to $2,225,033 for the current year period. The Company is continuing an investor awareness/marketing program which it began during 2004 to reach out to current and potential investors and provide them with current news releases and information about eLinear as well as to establish nationwide name recognition to build the “eLinear” name brand for future business. This program consists of investor conferences, electronic media distribution, newspaper coverage, third party representation through introduction to institutional entities and radio coverage. The program was designed by in-house eLinear employees. The cost of this program during the six months ended June 30, 2005 approximated $1,434,633. Other components include employee stock option expense of $50,015, non-cash stock compensation expense of $251,762, travel and entertainment of approximately $265,251 and bad debt expense of approximately $75,523.

•
Depreciation and amortization increased from $30,684 for the 2004 period to $277,268 for the 2005 period and is comprised of depreciation of fixed assets acquired during the 2004 period and amortization of deferred financing costs and contract rights which were not incurred during the 2004 period.

Interest Expense. Interest expense for the six months ended June 30, 2005, increased to $880,038 from $712,490 for the prior year. The increase was primarily attributable to the amortization of debt discounts and interest charges associated with the Company’s 2004 and 2005 fundings and the accrual and payment of interest on its February 2005 financing, of which the Company received 2,736,000 and paid total fees for the total possible financing of up to $12,000,000.

Net Loss. The net loss for the six months ended June 30, 2005 was 5,957,816, or $0.26 per share basic and diluted, compared to a net loss of $3,720,240, or $0.20 per share basic and diluted, for the previous year.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
Net cash used in operating activities	$(3,699,911)	$(4,716,546)
Net cash used in investing activities	$(152,129)	$(1,332,261)
Net cash provided by financing activities	$3,314,922	$6,778,735

Changes in cash flow. Net cash used in operating activities for the six months ended June 30, 2005, was $3,699,911 compared to net cash used in operating activities of $4,716,546 for the prior year period. This was an decrease of $1,016,635 over the prior year period. The Company reported a net loss of $5,957,816 and an increase in accounts receivable and inventory associated with increased sales of $1,010,204 and $365,776, respectively and an increase in other current assets of $17,425. These uses of cash were offset by non-cash charges totaling $1,899,170 and increases in accounts payable and accrued liabilities of $613,477 and $1,138,663, respectively. Cash used in investing activities decreased to $152,129 for the current year period compared to $1,332,261 for the prior year period. The Company purchased property and equipment of $141,525 during the current year period and paid deposits of $10,604. Cash provided by financing activities increased from approximately $6,778,735 during the 2004 period to approximately $3,314,922 for the current year period. The Company obtained $2,736,000 in funding during the 2005 period and was required to pay up-front financing fees to the lender of $449,484. The Company also borrowed $915,656 principal amount on its Laurus credit facility and received cash of $112,750 through the exercise of stock options.

Capital Resources. The Company has funded its operations through the sale of common stock, the exercise of stock options and warrants, lines of credit, the Laurus financing agreement and the February 2005 financing agreement. During February 2005, the Company obtained a financing agreement with for up to $12,000,000 certain investors and received gross proceeds of $2,736,000, the remaining $9,264,000 is held by the Investors in a restricted account. This financing agreement is more fully described in Note 3 to the financial statements. The Company also has a financing agreement with Laurus Master Fund and a line of credit with Textron Financial Corporation.

Liquidity. As of June 30, 2005, the Company had cash balances in non-restricted accounts of $361,751 and negative working capital of approximately $202,657. Included in the negative working capital balance at June 30, 2005 is cash held in restricted accounts of approximately $504,580, which if excluded from the working capital balance, the Company would have negative working capital of $707,237. Also included in the negative working capital balance is $2,736,000 classified as “Notes payable and rescission liability” from its February 2005 funding. On July 14, 2005, the Company supplemented its February 2005 financing agreement and will transfer $2,736,000 classified as “Notes payable and rescission liability” to long-term debt on its financial statements as of July 31, 2005. The Company has completed two financings and two sales of stock during 2004 and 2005, all of which included warrants. If all the warrants outstanding are exercised the Company could raise up to approximately $10,396,000.

On February 28, 2005, the Company entered into financing arrangements for a total principal amount of $12 million as described in - “Recent Developments”. Of this financing $2,736,000 gross proceeds has been funded to the Company and the Company entered into a supplement agreement with the investors on July 14, 2005. See “Note 9. Subsequent Event” for a discussion of the supplemented financing agreement.

The Company believes it has sufficient capital to fund operations through the end of September 2005. Thereafter, the Company will be required to obtain access to other financing. If the Company is required to obtain additional financing, it will be required to do so on a best efforts basis, as it currently has no commitments for any further financing. As such, there is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations.

Off-Balance Sheet Arrangements

As more fully described in “Recent Developments”, pursuant to the February 28, 2005 financing, the $9,264,000 portion of the total financing of $12,000,000 was held in a restricted account and the ability of the Company to obtain the funds was contingent on several factors. As of July 14, 2005, the Company entered into a supplement agreement and as a result of which, the Company does not have any off-balance sheet arrangements. See “Note 9. Subsequent Event” for a discussion of the supplemented financing agreement.

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

In accordance with the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

On November 11, 2004, the Company filed a demand for arbitration with the American Arbitration Association against McData Corporation for breach of contract relating to the termination of the contract in June 2004. The arbitration hearing is set for November 8 and 9, 2005.

Item 2.	Recent Sales of Unregistered Securities

 There were no sales of unregistered securities made by the Company during the quarter ended June 30, 2005.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders

On June 2, 2004, with a written consent to action without a meeting of the majority of the shareholders of eLinear, Inc., the following resolutions were deemed to be adopted to the same extent and to have the same force and effect as if adopted by a formal meeting of shareholders of the Company duly called and held for the purpose of adopting and acting upon such resolutions:

RESOLVED, that the Majority Shareholders hereby elect Kevan M. Casey, Tommy Allen, Michael Lewis, J. Leonard Ivins, Carl A. Chase and Ryan Cravey as directors to serve until their successors are elected, appointed and duly qualified; and that the Majority Shareholders direct the officers to implement this resolution.

RESOLVED, that the Majority Shareholders hereby adopt the 2005 Employee Stock Purchase Plan, and that the Majority Shareholders direct the officers to implement this resolution.

RESOLVED, that the Majority Shareholders hereby adopt the 2005 Stock Option Plan and accept the recommendation of the audit committee to appoint and retain Lopez, Blevins, Bork & Associates LLP as the Company’s independent auditors for its current fiscal year; and that the Majority Shareholders direct the officers to implement this resolution.

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

10.36	2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement, dated May 6, 2005) *
10.37	2005 Stock Option Plan (incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement, dated May 6, 2005) *
31.1	Certification of Michael J. Lewis
31.2	Certification of Joann Agee
32.1	Certification for Sarbanes-Oxley Act of Michael J. Lewis
32.2	Certification for Sarbanes-Oxley Act of Joann Agee

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Signature	Title	Date

/s/ Michael Lewis	Chief Executive Officer	August 12, 2005
Michael Lewis	and Director

/s/ Joann Agee	Principal Accounting Officer	August 12, 2005
Joann Agee	and Controller