Form 10QSB/A
period 2005-06-30
ELINEAR INC
filed 2005-09-02
CIK 1001903

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

Explanatory Note

    This Amendment No. 1 to our quarterly report on Form 10-Q/A (this “Amendment”') amends our quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed on August 12, 2005 (the “Initial Filing”). We have filed this Amendment to amend Item 4 of Part II. No other information contained in the Initial Filing, including our financial statements and the notes thereto, has been modified or updated in any way.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on June 2, 2005, in Houston, Texas, for the purpose of electing six directors, approving the 2005 employee stock purchase plan, approving the 2005 employee stock option plan and ratification of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitations.

Proposal 1: Each of the six directors nominated by the board of directors and listed in the proxy statement was elected with votes as follows:

NOMINEE	SHARES FOR	SHARES WITHHELD
Kevan M. Casey	19,412,416	59,200
Michael Lewis	19,405,801	65,815
Tommy Allen	19,414,016	57,600
J. Leonard Ivins	19,406,001	65,615
Carl A. Chase	19,413,716	57,900
Ryan Cravey	19,407,601	64,015

Proposals 2-4: In addition to electing six directors, three proposals were submitted to shareholders for approval. Those proposals and results of the voting are as follows:

PROPOSAL	SHARES NEEDED FOR APPROVAL	SHARES FOR	SHARES AGAINST	SHARES ABSTAINING
Approval of 2005 Employee Stock Purchase Plan	11,320,000	13,392,547	163,706	2,645
Approval of 2005 Stock Option Plan	11,320,000	13,374,905	181,448	2,545
Ratification of Lopez, Blevins, Bork & Associates LLP	11,320,000	19,423,680	42,161	5,775

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Signature    Title               Date

/s/ Michael Lewis       Chief Executive Officer and Director      September 2, 2005
Michael Lewis

/s/ Joann Agee       Principal Accounting Officer and Controller        September 2, 2005
Joann Agee