Form 10QSB/A
period 2004-03-31
ELINEAR INC
filed 2006-04-04
CIK 1001903

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

eLINEAR, INC.
INDEX TO FORM 10-QSB/A (SECOND AMENDMENT)
MARCH 31, 2004

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A amends eLinear’s quarterly report on Form 10-QSB/A (First Amendment) for the quarter ended March 31, 2004, which was originally filed with the SEC on September 8, 2004. The purpose of this Amendment No. 2 is to revise the items set forth below based on comments received from the SEC staff on September 21, 2005. Except as otherwise expressly stated, this Amendment No. 2 does not reflect any events occurring after the filing of the original Form 10-QSB/A (First Amendment) filing, nor does it modify or update in any way the disclosures contained in the original Form 10-QSB/A (First Amendment) filing. This Amendment No.2 continues to speak as of the date of the original Form 10-QSB/A (First Amendment) filing, except that eLinear has included as exhibits updated certifications from the Company’s chief executive officer and principal accounting officer, as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. This Amendment No.2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the original Form 10-QSB filing, including any amendments to those filings.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

 eLINEAR, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Restated)
ASSETS	(Restated)

Current assets:
Cash	$4,533,168	$554,483
Certificate of deposit	500,000	--
Cash in restricted accounts	500,000	--
Accounts Receivable, net of allowance of $94,288 at March 31, 2004
and $69,289 at December 31, 2003, respectively	2,553,099	1,637,217
Inventory	308,155	190,555
Other current assets	62,881	45,708
Total current assets	8,457,303	2,427,963
Property and equipment, net	85,957	43,662
Goodwill	1,491,102	1,943,022
Deferred financing costs, net	259,611	--
Deposits	28,208	15,049
Total assets	$10,322,181	$4,429,696

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable, trade	$652,571	$1,101,603
Payable to officers	--	36,336
Accrued liabilities	224,683	148,747
Notes payable, officers	--	215,703
Warrant liability - current	2,113,640	--
Total current liabilities	2,990,894	1,502,389
Long-term debt (less unamortized discount of $1,844,708)	1,155,292	--
Compound embedded derivative liability	815,281	--
Warrant liabilities - non current	6,739,283	--
Total liabilities	11,700,750	1,502,389
Shareholders’ equity (deficit):
Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued	--	--
Common stock, $.02 par value, 100,000,000 shares authorized, 20,530,167 and 17,020,754 shares issued and outstanding at March, 31, 2004 and December 31, 2003, respectively	410,603	340,415
Additional paid-in capital	2,986,476	3,982,631
Accumulated deficit	(4,775,648)	(1,395,739)
Total shareholders’ equity (deficit)	(1,378,569)	2,927,307
Total liabilities and shareholders’ equity (deficit)	$10,322,181	$4,429,696

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	2004	2003
	(Restated)	(Restated)

Revenue:
Products	$3,956,625	$3,060,618
Services	218,453	90,524
Total revenue	4,175,078	3,151,142

Cost of Revenue:
Products	3,514,148	2,485,082
Services	200,614	78,321
Total cost of revenue	3,714,762	2,563,403
Gross profit	460,316	587,739

Operating expenses:
Payroll and related expenses	534,998	248,226
Office administration	229,094	63,248
Professional services	300,991	167,825
Impairment of goodwill	451,925	--
Other	372,181	16,097
Depreciation	8,505	3,394
Total operating expenses	1,897,694	498,790

Income (loss) from operations	(1,437,378)	88,949
Change in fair value of derivatives	(1,926,279)	--
Interest, net	(16,252)	(4,394)
Net income (loss)	$(3,379,909)	$84,555
Net income (loss) per share: basic and diluted	$(0.20)	$0.01

Weighted average number of common shares outstanding:
Basic and diluted	16,917,987	13,932,238

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

	2004	2003
	(Restated)	(Restated)
Cash flows used in operating activities:
Net income (loss)	$(3,379,909)	$84,555
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	8,505	3,394
Impairment of goodwill	451,920	--
Amortization of debt discounts	27,024	--
Change in fair value of derivatives	1,926,279	--
Stock based compensation	239,474	--
Changes in assets and liabilities:
Certificates of deposit	(500,000)	--
Cash in restricted accounts	(500,000)	--
Accounts receivable	(915,881)	(114,353)
Note receivable	--	(53,500)
Inventory	(117,600)	(175,771)
Other current assets	(17,173)	(2,943)
Accounts Payable	(449,032)	63,449
Payable to officers	(31,336)	91,000
Accrued liabilities	53,820	(4,429)
Net cash used in operating activities	(3,203,909)	(108,598)

Cash flows from investing activities:
Purchase of property and equipment	(50,800)	--
Deposits	(13,159)	(1,303)
Net cash used in investing activities	(63,959)	(1,303)

Cash flows from financing activities:
Proceeds from notes payable due to officers	--	52,038
Repayment on notes payable due to officers	(215,703)	(25,050)
Proceeds from financing agreement	2,539,515	--
Proceeds from exercise of stock options	338,150	--
Proceeds from sale of common stock	4,584,591	--
Net cash provided by financing activities	7,246,553	26,988

Net increase (decrease) in cash	3,978,685	(82,913)
Cash and cash equivalents, beginning of period	554,483	120,894
Cash and cash equivalents, end of period	$4,533,168	$37,981

Supplemental cash flow information:
Interest paid	$6,342	$--

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

Note 2. Restatement of Previously Issued Unaudited Consolidated Financial Statements

    In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles (in particular, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle In, a Company’s Own Stock), the Company’s Unaudited Consolidated Balance Sheet, Unaudited Consolidated Statement of Operations and Unaudited Consolidated Statement of Cash Flow as of and for the three months ended March 31, 2004, have been restated to reflect a reclassification from equity to liabilities of the warrants and compounded embedded derivative that the Company issued in January and February 2004, and to reflect the change in fair value of the warrants and compound embedded derivative since issuance, as described in Note 6 “Credit Facilities” and Note 7 “Common Stock”.  As a result of this correction, the Company’s net loss for the three months ended March 31, 2004, increased from $1,480,630 to $3,379,909 and the Company’s net loss per share increased from $0.09 to $0.20, basic and diluted.

    Following are restated balance sheet, statement of operations and statement of cash flow giving effect to the adjustments described in Note 6 “Credit Facilities” and Note 7 “Common Stock”.

 eLINEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,			March 31,
	2004		Adjustments	2004
	(Previously			(Restated)
ASSETS	Restated	)

Current assets:
Cash	$4,533,168			$4,533,168
Certificate of Deposit	500,000			500,000
Cash in restricted accounts	500,000			500,000
Accounts Receivable, net of allowance of $94,288 at March 1, 2004	2,553,099			2,553,099
Inventory	308,155			308,155
Other current assets	62,881			62,881
Total current assets	8,457,303			8,457,303
Property and equipment, net	85,957			85,957
Goodwill	1,491,102			1,491,102
Deferred financing costs, net	259,611			259,611
Deposits	28,208			28,208
Total assets	$10,322,181			$10,322,181

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable, trade	$652,571			$652,571
Accrued liabilities	224,683			224,683
Warrant liability - current	--		2,113,640	2,113,640
Total current liabilities	877,254		2,113,640	2,990,894
Long-term debt (less unamortized discount of $1,844,708)	1,794,924		(639,632)	1,155,292
Compound embedded derivative liability	--		815,281	815,281
Warrant liabilities - non current	--		6,739,283	6,739,283
Total liabilities	2,672,178		9,028,572	11,700,750
Shareholders’ equity (deficit):
Common stock	410,603			410,603
Additional paid-in capital	10,115,789		(7,129,313)	2,986,476
Accumulated deficit	(2,876,389)		(1,899,259)	(4,775,648)
Total shareholders’ equity (deficit)	7,650,003		(9,028,572)	(1,378,569)
Total liabilities and shareholders’ equity (deficit)	$10,322,181		$--	$10,322,181

eLINEAR, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(Unaudited)

	March 31,		March 31,
	2004	Adjustments	2004
	(Previously Restated)		(Restated)

Revenue:
Products	$3,956,625		$3,956,625
Services	218,453		218,453
Total revenue	4,175,078		4,175,078

Cost of revenue:
Products	3,514,148		3,514,148
Services	200,614		200,614
Total cost of revenue	3,714,762		3,714,762
Gross profit	460,316		460,316

Operating expenses:
Payroll and related expenses	534,998		534,998
Office administration	229,094		229,094
Professional services	300,991		300,991
Impairment of goodwill	451,925		451,925
Other	372,181		372,181
Depreciation	8,505		8,505
Total operating expenses	1,897,694		1,897,694

Income (loss) from operations	(1,437,378)		(1,437,378)
Interest, net	(43,272)	27,020	(16,252)
Change in fair value of derivatives	--	(1,926,279)	(1,926,279)
Net income (loss)	$(1,480,650)	(1,899,259)	$(3,379,909)
Net income (loss) per share: basic and diluted	($0.09)		($0.20)

Weighted average number of common shares outstanding:
Basic and diluted	16,917,987		16,917,987

eLINEAR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(Unaudited)

	2004		2004
	(Previously Restated)	Adjustments	(Restated)
Cash flows used in operating activities:
Net income (loss)	$(1,480,650)	$(1,899,259)	$(3,379,909)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	8,505		8,505
Impairment of goodwill	451,920		451,920
Amortization of debt discounts	54,044	(27,020)	27,024
Change in fair value of derivatives	--	1,926,279	1,926,279
Stock based compensation	239,474		239,474
Changes in assets and liabilities:
Certificates of deposit	(500,000)		(500,000)
Cash in restricted accounts	(500,000)		(500,000)
Accounts receivable	(915,881)		(915,881)
Inventory	(117,600)		(117,600)
Other current assets	(17,173)		(17,173)
Accounts Payable	(449,032)		(449,032)
Payable to officers	(31,336)		(31,336)
Accrued liabilities	53,820		53,820
Net cash used in operating activities	(3,203,909)	--	(3,203,909)

Cash flows from investing activities:
Purchase of property and equipment	(50,800)		(50,800)
Deposits	(13,159)		(13,159)
Net cash used in investing activities	(63,959)	--	(63,959)

Cash flows from financing activities:
Proceeds from notes payable to officers	--		--
Repayment on notes payable due to officers	(215,703)		(215,703)
Proceeds from financing agreement	2,539,515		2,539,515
Proceeds from exercise of stock options	338,150		338,150
Proceeds from sale of common stock	4,584,591		4,584,591
Net cash provided by financing activities	7,246,553	--	7,246,553

Net increase in cash	3,978,685		3,978,685
Cash and cash equivalents, beginning of period	554,483		554,483
Cash and cash equivalents, end of period	$4,533,168	--	$4,533,168

Supplemental cash flow information:
Interest paid	$6,342	$--	$6,342

Note 3. Stock Options

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

    The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board, (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No stock-based compensation expense was reflected in the net loss for the three month period ended March 31, 2004 because no options granted under the plans had an exercise price less than the market value of the underlying common stock on the date of the grant and did not begin to vest until after March 31, 2004.

    The following table illustrates the effect on net income and earnings per share if eLinear had applied the fair value recognition provisions of FASB statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003

Net income (loss), as reported	$(3,379,909)	$84,555
Deduct: Total stock based employee
compensation expense determined under the fair value based method for all awards	--	--
Pro forma net income (loss)	$(3,379,909)	$84,555

Net income (loss) per share:
Basic and diluted - as reported	($0.20)	$0.01
Basic and diluted - pro forma	($0.20)	$0.01

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 102%, risk-free interest rate of 3.5%, and expected life of 48 months.

Note 4 - Derivative Financial Instruments

    The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

    The value of the derivative liabilities relating to the credit facilities in the quarterly financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock, the amount of shares converted by Laurus in connection with the Laurus credit facilities and exercised in connection with the Warrant outstanding. Consequently, the Company's consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See Note 6 and 7 regarding valuation methods used for derivative liabilities.

    Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of March 31, 2004 were not designated as hedges.

Note 5. Impairment

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

Note 6. Credit Facilities

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

    The Contract Rate shall be adjusted as follows: if (i) eLinear shall have registered the shares of its Common Stock underlying the conversion of all currently issued and outstanding Minimum Borrowing Notes and the Warrant on a registration statement declared effective by the Securities and Exchange Commission, and (ii) the volume weighted average price of the Common Stock as reported by Bloomberg, L.P. on the principal market for any of the ten (10) trading days immediately preceding any applicable date upon which interest is payable under Section 5 hereof exceeds 125% of the applicable Fixed Conversion Price (as defined in the applicable Minimum Borrowing Note) (the “Specified Percentage”); then Contract Rate for the succeeding calendar month shall automatically be reduced by one hundred basis points (100 b.p.) for such month; provided that for each subsequent incremental twenty-five percent increase above the Specified Percentage, the Contract Rate shall be reduced by an additional two hundred basis pints (200 b.p.) for the succeeding calendar month, but in no event shall the Contract Rate be less than zero percent (0%).

    The Company has a redemption option in regard to the Convertible Notes and if exercised, will pay 115% on the principal amount outstanding at the time of such pre-payment.

    As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. The terms of its agreement with Laurus require it to file the registration statement and have the registration statement declared effective by a definitive period of time, not to exceed 150 days from February 23, 2004. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 90th day after filing the registration statement, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay Laurus liquated damages of 1.5% of the principal amount of the convertible portion of the note per month. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company’s outstanding shares of common stock. The Company is not obligated at any time to repurchase any portion of the Laurus shares not the shares underlying the warrants. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the note.

    Events of default under the agreements include failure to pay principal, interest or other fees; breach of covenant; breach of representations and warranties, stop trade; default under related agreements; and failure to deliver common stock or replacement notes. In the event of default, Laurus may require the Company to pay the principal balance and interest on the notes shall automatically be increased by 5%.

Revolver

    The Laurus revolver provides for borrowings of up to the lesser of; (i) $3 million or (ii) 90% of the Company's eligible accounts receivable. As of March 31, 2004, eligible receivables would not support additional borrowings under the facility. The Company borrowed $1,000,000 under the revolving facility on the date of the agreement. The revolving credit facility has a term of three years and accrues interest on outstanding balances at the rate of prime (4.00% as of March 31, 2004) plus 0.75%. Laurus has the option to convert all or a portion of the advances under any secured convertible revolving note into shares of the Company’s common stock at any time, subject to certain limitations, at a fixed conversion price of $2.91 per share. The revolving credit facility is secured by all of the assets of the Company. The fixed conversion price is subject to adjustment for stock splits, stock dividends and share issuances. As of March 31, 2004, the Company had approximately $1,000,000 outstanding under the revolver.

Term Note

    The term note has a term of three years. The Company has the option of paying scheduled interest and principal, or prepaying all or a portion of the term note with shares of its common stock at the fixed conversion price of $2.91 per share, provided that the closing price of the common stock is greater than $3.20 per share for the five trading days immediately preceding the payment date and that the shares are registered with the Securities and Exchange Commission or with cash at 115% of the outstanding balance. Laurus also has the option to convert all or a portion of the term note into shares of the Company's common stock at any time, subject to certain limitations, at a fixed conversion price of $2.91 per share. The term note is secured by a blanket lien on all of the Company’s assets. The fixed conversion price is subject to adjustment for stock splits, stock dividends, and share issuances. In conjunction with the term note, Laurus was paid a fee of $219,500 and received a seven-year warrant to purchase up to 290,000 shares of the Company’s common stock at prices ranging from $3.05 to $3.32 per share. The warrants, which are exercisable immediately, were valued at $653,807 using a Black-Scholes option pricing model. The fees paid to Laurus were recorded as a discount to the term note and will be amortized over the term of the loan using the effective interest method.

    In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Unaudited Consolidated Financial Statements as of March 31, 2004, to reclassify the Laurus warrants from additional paid in capital to liabilities and to record the change in fair value effective March 31, 2004, to reflect the fact that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income. The company determined the fair value of the warrants as follows as of February 23, 2004 (the issuance date):

    The Company used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (seven years); no dividends; a risk free rate of 3.5%, which equals the five-year yield on Treasure bonds at constant (or fixed) maturity; and volatility of 102%. Under the assumptions, the Black-Scholes option-pricing model yielded a value of $2.26 for the $3.05 warrants, $2.25 for the $3.19 warrants and $2.24 for the $3.32 warrants for an aggregate value of $653,807.

    The Company performed the same calculations as of March 31, 2004, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $2.99 per share and a risk free rate of 3.5% with all other input assumptions remaining substantially the same as at February 23, 2004. The resulting aggregate allocated value of the warrants as of March 31, 2004, equaled $728,530. The change in fair value of $74,723 was recorded for the three months ended March 31, 2004 and is primarily due to the increase in fair value of the underlying common stock from $2.71 per share to $2.99 per share from February 23 to March 31, 2004.

    Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

    The Company is also restating the unaudited Consolidated Financial Statements to record embedded derivatives rather than a beneficial conversion feature previously recorded of $510,282.

    The Notes are hybrid instruments which contain both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments include the Laurus Warrants, which were valued individually, and totaled $653,807. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability”. The single compound embedded derivative features include the conversion feature within the Notes, the early redemption option, the Contract Rate adjustment and default provision. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as amortized discount) of the Notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Notes, or 36 months.

Compound Embedded Derivative Liability

    Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Derivative Liability with Compound Embedded Derivatives was computed at $998,425 and $815,281 as of February 23, 2004 and March 31, 2004, respectively. The model replicated the economics of the Notes and applied different events based on various conditions likely to occur over the life of the Note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amount of the Notes.

    Probability-Weighted Expected Cash Flow Methodology

	Compound Embedded Derivative Liability
	February 23, 2004	March 31, 2004
Assumptions	(Inception)
Risk free interest rate	2.21%	1.99%
Prime rate
Increasing .25% each quarter of first year	4.00%	4.00%
Timely registration
Increasing by 1% monthly up to 99%	95.00%	95.00%
Default status
Increasing by .1% monthly	5.00%	5.00%
Alternative financing available and exercised
Increasing 2.5% monthly up to 25%	0.00%	0.00%
Trading volume, gross monthly dollars
Monthly increase	2.00%	2.00%
Annual growth rate of stock price	31.80%	31.70%
Future projected volatility	102.00%	102.00%
Ownership limitation
Monthly increase	1.00%	1.00%
Reset provision
Increasing 5% monthly up to 25%	0.00%	0.00%

    The decrease in the fair value of the derivative liability of $183,144 was recorded as a “change in fair value of derivatives” for the period ended March 31, 2004.

    As a result of these contract provisions, the Notes at inception (February 23, 2004) and March 31, 2004 was adjusted as follows:

	February 23, 2004	March 31, 2004
Notional balance	$3,000,000	$3,000,000

Adjustments:
Discount for compound embedded derivatives	(998,425)	(998,425)
Discount for Laurus warrants	(653,807)	(653,807)
Discount for loan costs paid to Laurus	(219,500)	(219,500)
Amortization of discounts	--	27,024
Balance, net of unamortized discount	$1,128,268	$1,155,292

    In addition to the $219,500 fee paid to Laurus, the Company paid $273,300 in finder’s fees to vSource Capital. The $273,000 was capitalized as deferred financing costs and will be amortized using the effective interest method over the term of the loan agreement.

    The Company retired its $1,000,000 credit facility with Textron Financial Corporation with the proceeds from the Laurus credit facility and entered into a new $500,000 credit facility with Textron secured by a $500,000 letter of credit.

Note 7. Common Stock

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

    In January 2004, the Company sold 1,964,223 shares of its common stock at a price of $1.29 per share, together with five-year warrants to purchase an aggregate of 1,178,535 shares of common stock at an exercise price of $1.89 per share(the “Class A Warrants”),and warrants to purchase 1,090,145 shares of common stock at an exercise price of $1.55 per share (the Class B Warrants"), expiring on the earlier of fourteen months from the closing date or eight months from the date a registration statement registering the resale of the shares underlying the warrants and the shares becomes effective for an aggregate purchase price of $2,533,850, in a private placement transaction. The Company received proceeds totaling $2,326,481, net of offering costs of $207,369.

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

    In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Unaudited Consolidated Financial Statements as of March 31, 2004, to record the warrants as liabilities effective as of January 12 and February 4, 2004, to reflect the fact that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until earlier of the date the warrants are exercised or expire. In accordance EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income. The restatement reduced paid in capital as of March 31, 2004, by $6,089,693, increased common stock warrant liability as of March 31, 2004 by $8,124,393 and expense (change in fair value of derivatives) and the net loss for the three months ended March 31, 2004, by $2,034,700. The Company determined the fair value of the warrants as follows as of January 12 and February 4, 2004 (the issuance dates):

    The Company used the Black Scholes option-pricing model with the following assumptions: and expected life equal to the contractual term of the warrants; no dividends; a risk free rate of 3.5%, which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of 102%. Under these assumptions, the Black Scholes option-pricing model yielded a value of $1.57 for the $1.89 warrants, $1.02 for the $1.55 warrants, $2.36 for the $3.00 warrants and $1.82 for the $2.50 warrants for an aggregate value of $6,089,693.

    The Company performed the same calculations as of March 31, 2004, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $2.99 per share and a risk free rate of 3.5% with all other input assumptions remaining substantially the same as at January 12 and February 4, 2004. The resulting aggregate allocated value of the warrants as of March 31, 2004 equaled $8,124,393. The change in fair value for $2,034,700 was recorded for the three months ended March 31, 2004 and is primarily due to the fair value of the underlying common stock from $2.02 per share to $2.99 per share from January 12 to March 31, 2004.

Upon the earlier of the warrant exercise or expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

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

Note 8. Common Stock Warrants

    In connection with the equity (Note 7) and debt (Note 6) fundings, the Company issued warrants to acquire common stock at various prices. The following table summarizes the warrants outstanding as of March 31, 2004:

Exercise Price	Financing Date	Outstanding Warrants	Expiration Date
$0.70	December 2003	26,166	December 2005
$1.55	January 2004	1,199,155	March 2005
$1.89	January 2004	1,296,388	January 2009
$2.50	February 2004	676,500	February 2006
$3.00	February 2004	676,500	February 2009
Total		3,874,709

    All warrants are exercisable at March 31, 2004.

Note 9. Industry Segments

The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information” ("SFAS 131"). At March 31, 2004, the Company's three business units, NetView (network and storage solutions), NewBridge (communications deployment) and eLinear (consulting services), have separate management teams and infrastructures that offer different products and services.

FOR THE QUARTER ENDED MARCH 31, 2004
(Restated)

Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Consolidated
Revenue	46,945	3,956,625	171,508	4,175,078
Segment profit (loss)	(3,361,578)	94,503	(112,834)	(3,379,909)
Total assets	4,653,444	3,929,364	1,739,373	10,322,181
Capital expenditures	15,375	34,860	565	50,800
Depreciation	2,721	4,159	1,626	8,505

FOR THE QUARTER ENDED MARCH 31, 2003
(Restated)

Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Consolidated
Revenue	--	3,151,142	--	3,151,142
Segment profit (loss)	--	84,555	--	84,555
Total Assets	--	1,999,441	--	1,999,441
Capital expenditures	--	--	--	--
Depreciation	--	3,394	--	3,394

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

OVERVIEW

The Company's business currently consists of three operating segments:

- Product fulfillment and network and storage solutions. Through its wholly owned subsidiary, NetView Technologies, Inc.("NetView"), the Company offers a complete solution to its customers for the acquisition, management and configuration of complex storage and network server installations.

- Communications deployment. Through its wholly owned subsidiary, NewBridge Technologies, Inc. ("NewBridge"), the Company provides: (a) structured cabling, which is a set of cabling and connectivity products that integrate the voice, data, video and various management systems of a structure,(b)cabling infrastructure design and implementation, which is the design and implementation of the structured cabling systems,(c)security installation and monitoring, and (d) digital services of voice, data and video over fiber optic networks to residential and commercial customers.

- Consulting services. The Company offers: (a) consulting services,(b)creative web site design,(c)web site content management software, and (d) technical project management and development services.

    The Company has operated as a technology consulting business since December 1999. It acquired its Internet consulting business as a result of a reverse merger with Imagenuity in 1999. Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services. For the quarter ended March 31, 2004, the consulting segment contributed 1% of its revenue. From 1995, its inception, the Company, which at the time was named Kinetics.com, was engaged in marketing proprietary software programs for use on the world wide web of the Internet. Kinetics.com marketed two software programs designed for use on the Web in 1995 and 1996. During 1996, several creditors of Kinetics.com obtained court judgments against it as a result of non-payment of financial obligations and in 1997, Kinetics.com transferred all of its assets to an unaffiliated third party. Subsequent to the asset transfer, the only activities of Kinetics.com consisted of negotiating settlements with its creditors and attempting to identify a suitable acquisition or merger candidate. While Kinetics.com was the survivor in the merger, from an accounting standpoint, the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, it changed its name to eLinear, Inc.

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

    The Company has filed a registration statement with the Securities and Exchange Commission which is registering the resale of 3,194,225 shares of the Company’s common stock and 3,944,737 shares of the Company’s common stock underlying the warrants pursuant to the above listed financings.

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

    As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. The terms of the Company's agreement with Laurus requires it to file the registration statement within a definitive period of time not to exceed 150 days from February 23, 2004. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 90th day after filing the registration statement, if the registration statement ceases to be remain effective, or certain other events occur, the Company has agreed to pay Laurus liquidated damages of 1.5% of the principal amount of the convertible portion of the note per month. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company’s outstanding shares of common stock. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the note. The Company is not obligated at any time to repurchase any portion of neither the Laurus conversion shares nor the shares underlying the warrants.

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

    The Company accounts for arrangements that contain multiple elements in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, the Company allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, the Company allocates revenue first to the fair value of the underlying elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on future delivery of products or services or subject to customer-specified return of refund privileges.

    The Company recognizes revenue from the sale of manufacturer’s maintenance and extended warranty contracts in accordance with EITF 99-19 net of its costs of purchasing the related contracts.

Goodwill

    As of March 31, 2004, the Company had $1,491,102 of goodwill resulting from the acquisition of NewBridge Technologies, Inc. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. Due to the newness of the NewBridge acquisition, the Company has not performed an impairment assessment of the NewBridge acquisition. Due to the large amount of goodwill presently included in its financial reports, if impairment is required, its financial condition and results would be negatively affected.

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

    In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of Financial Accounting Standards Board Statement No. 123." This statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation; therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its financial position. No stock-based compensation expense was reflected in the net loss for the three month period ended March 31, 2004, because no options granted under the plans had an exercise price less than the market value of the underlying common stock on the date of the grant and did not begin to vest until after March 31, 2004.

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

Derivative Financial Instruments

    The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

    The value of the derivative liabilities relating to the credit facilities in the quarterly financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock, the amount of shares converted by Laurus in connection with the Laurus credit facilities and exercised in connection with the Warrant outstanding. Consequently, the Company's consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See Note 6 and 7 regarding valuation methods used for derivative liabilities.

    Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as March 31, 2004 were not designated as hedges.

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

     Revenue. Total revenue for the quarter ended March 31, 2004 was $4,175,078 which was an increase of 33% over the prior year period of $3,151,142. Revenue from the consulting services business segment for the quarter ended March 31, 2004 was $46,945, which was 1% of total revenue. The consulting services business segment has seen a significant decline in customer utilization during 2004 and 2003. Due to the significant reduction in customers, the Company significantly reduced its number of full-time employees and contract personnel during this period in order to reduce costs and conserve its limited resources. In addition, the former CEO and primary consultant of the Company resigned in May 2003 and the Company lost its primary consulting customer in March 2004. During February 2004, the Company hired a primary consultant and several consulting engineers and the Company does intend to concentrate its efforts on building additional consulting services customer relationships during the current fiscal year and, if successful, add additional personnel to increase its sales. However, there are no guarantees that the Company will be successful in this endeavor. Revenue generated from the network and storage solutions business segment for the quarter ended March 31, 2004 was $3,956,625, which was an increase of $805,483, or 26% over the prior year quarter. The network and storage solutions business segment contributed 95% of total revenue for the current year quarter. The Company was able to increase its revenue over the 2003 period primarily by the addition of sales personnel who had previous customer relationships. The increase in revenue was due to an increase in the amount of products sold and was not affected by an increase in pricing. The Company intends to focus on adding additional customers and personnel to service these customers. Revenue from the communications deployment business segment for the quarter ended March 31, 2004 was $171,508, which was 4% of total revenue.

    Of the revenue generated for the quarter ended March 31, 2004, two customers provided in excess of 10% of the Company's revenue with the Methodist Hospital contributing 19% and Michael’s Stores, Inc. 16% of total revenue. If the Company were to lose any of these customers, its financial results may be negatively affected.

    Cost of sales. Total cost of sales for the quarter ended March 31, 2004 was $3,714,762, an increase of $1,151,359, or 45%, over the prior year period of $2,563,403. Neither the consulting services nor communications deployment business segments had cost of sales in the 2003 period. The Company hired a consulting manager to replace its former CEO and added several consulting engineers during the quarter ended March 31, 2004 to begin growing its business through selling these services to its existing client base. Additionally for the network and storage solutions business segment, the cost of hardware and software as a percent of revenue increased from 81% for the 2003 period to 89% for the 2004 period which was a result of the addition of a major customer which received favorable pricing from the Company. In order to obtain and retain this customer, the Company lowered its standard pricing for the resale of computer hardware and software to this customer. The Company was unable to obtain a reduction in cost of hardware and software purchases from its vendors, resulting in a decrease in its gross margin. This customer was not a customer of the Company in the 2003 period. The Company does not anticipate the favorable pricing it has granted to this customer will change in the future. The third component of the increase was an inventory adjustment of approximately $55,000, which adjustment did not occur in the 2003 period.

    For the network and storage solutions business segment, cost of sales is comprised of the costs associated with acquiring hardware and software to fill customer orders. For the consulting services business segment, cost of sales consists of full-time personnel and contract employee costs associated with projects eLinear provides to its customers for a fee. For the communications deployment business segment, cost of sales consists of materials and personnel to build the customer infrastructure. The increase in cost of sales was due to the cost of procuring hardware and software to fill an expanded number of customer orders. The Company’s principal suppliers of hardware and software products are Hewlett Packard and Cisco, which contributed 20% of its sales for the quarter ended March 31, 2004. This amounted to $3,514,148 for quarter ended March 31, 2004. The Company anticipates that cost of sales will increase as revenue increases.

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

    Operating expenses. Total operating expenses for the quarter ended March 31, 2004 were $1,897,694, an increase of $1,398,904, or 281%, over the prior year quarter of $498,790. The various components of this increase are as follows:

    • The Company has added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders, and it has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to hiring full-time employees. At March 31, 2003, the Company employed 13 personnel in the network and storage solutions business segment, which had increased to 20 as of March 31, 2004. The numbers of employees in the consulting services and communications deployment business segments as of March 31, 2004 were 6 and 7, respectively. There were no payroll and related costs incurred during the prior fiscal quarter for the consulting services or communications deployment business segments. The net effect was an increase in payroll and related costs of $286,772, which costs are composed of payroll, payroll taxes and health insurance.

    • Office administration expenses increased from $63,248 for the 2003 period to $229,094 for the current fiscal quarter. The components of office administration are office rent expense, office expenses, travel and entertainment expenses and staff development.

    • Professional services, which is comprised of legal, accounting and consulting fees, increased from $167,825 for the previous year quarter to $300,991 for the current fiscal quarter. The Company has incurred additional legal, accounting and outside services fees during the current fiscal quarter in association with its financings and current litigations.

    • As previously discussed, in March 2004 the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition. Based on projected future cash flows from the reporting unit, management determined a full impairment charge of $451,925 was required.

• Other expenses increased from $16,097 for prior year quarter to $372,181 for the current fiscal quarter. The Company has initiated an investor awareness/marketing program to reach out to current and potential investors and provide them with current news releases and information about eLinear as well as to establish nationwide name brand recognition to build the “eLINEAR” name for future business. This program consists of investor conferences, electronic media distribution, newspaper coverage, third party representation through introduction to institutional entries and radio coverage. The program was designed by in-house eLinear employees. The cost of this program during the quarter ended March 31, 2004 approximated $282,000. A majority of the remaining expenses was the Company’s listing fee to the American Stock Exchange.

     Interest, net. Interest, net for the quarter ended March 31, 2004 increased to $16,252 from $4,394 for the prior year quarter. Interest expense for the three months ended March 31, 2004, includes $27,024 attributable to the amortization of debt discounts associated with the Laurus credit facility.

    Change in Fair Value of Derivatives. Derivative liabilities in connection with the Laurus credit facility and common stock warrants resulted in expense of $1,926,279 for the three months ended March 31, 2004.

     Net Loss. The net loss for the quarter ended March 31, 2004 was $3,379,909, or $0.20 per share basic and diluted, compared to net income of $84,555, or $0.01 per share basic and diluted, for the previous year quarter.

LIQUIDITY AND CAPITAL RESOURCES

    Changes in cash flow. Net cash used in operating activities for the quarter ended March 31, 2004, was $3,203,909, compared to $108,598 for the prior year quarter. This was an increase of $3,095,311 over the prior year period. The primary components of net cash used in operating activities for fiscal 2003 were a net loss of $3,379,909, increases in accounts receivable resulting from increased sales when compared to the prior fiscal quarter and increased purchases of inventory associated with the increase in sales. The Company utilized a portion of the cash received from its sales of common stock to reduce its accounts payable, to purchase a certificate of deposit in the amount of $500,000 and to place $500,000 in a restrictive account. The cash used in operating activities was partially offset by non-cash charges totaling $2,680,172. The primary components of non-cash charges are impairment of goodwill of $451,920, change in fair value of derivative of $1,926,279 and stock based compensation of $239,474. Cash used in investing activities increased from $1,303 for the prior year fiscal quarter to $63,959 for the current fiscal quarter. The Company purchased property and equipment during the current period of $50,800 and paid a deposit on its new office lease, which increased deposits by $13,159. Cash provided by financing activities increased from $26,988 for the prior year fiscal quarter to $7,246,553 for the current fiscal quarter. This increase was attributable to sales of common stock of $4,584,591, net proceeds from the Laurus financing agreement of $2,539,515, and the exercise of stock options of $338,150. This was partially offset by the repayment of notes due to Messrs. Allen and Casey of $215,703.

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

    As part of the above financings, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility an upon the exercise of the warrants with in 15 days of the Company’s current SB-2 becoming effective or 150 days from February 23, 2004, whichever is earlier. If the Company does not file the SB-2 within the required timeframe it will be required to pay a 1.5% fee every thirty days. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company’s outstanding shares of common stock.

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

NEW ACCOUNTING PRONOUNCEMENTS

    During December 2002, the FASB issued SFAS No. 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB SFAS No. 123 “Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 also amends and augments the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS 148 are effective for fiscal years and interim periods ending after December 15, 2002. The Company has adopted only the disclosure provisions of this statement.

    SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued in May 2003 and requires issuers to classify as liabilities (or assets under certain circumstances) three classes of freestanding financial instruments that represent obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

Item 3. Controls and Procedures

    In accordance with the Securities Exchange Act of 1934 (“Exchange Act”) the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

    As explained in Note 2 to the financial statements included herein, in order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Comapny has restated its unaudited consolidated financial statements as of and for the three months ended March 31, 2004, to reflect a reclassification from equity to liabilities of the warrants and compounded embedded derivatives that the Company issued in February 2004, and to reflect the related change in fair value of the derivatives, as described further in Notes 2, 6, and 7 to the financial statements. Notwithstanding this restatement, the Company's management continues to believe that its disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2004. The Company believes the restatements are a one-time occurrence and are due to the high complexity of the financing transactions and related judgmental accounting issues. The Company does not anticipate entering into any additional complex financing transactions involving embedded derivatives in the future and has hired a Chief Financial Officer.

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

    Except as otherwise noted, all sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to offer for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

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

    In February 2004, eLinear entered into a revolving credit facility with an accredited investor. Payment of interest and principal, under certain circumstances, can be made with shares of eLinear common stock at a conversion price of $2.91 per share. In connection with the execution of this credit facility, eLinear issued a seven-year warrant to purchase 290,000 shares of its common stock at exercise prices ranging from $3.05 to $3.32 per share.

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

Exhibit No.     Description

2.1      Agreement and Plan of Merger, dated October 11, 1999, between Registrant, eLinear Corporation and Imagenuity, Inc.(incorporated) by reference to Exhibit A-1 to Registrant's current Report on Form 8-K, dated October 25, 1999)2.2 Agreement and Plan of Merger, dated April 15, 2003, between Registrant, NetView Acquisition Corp. and NetView Technologies, Inc. (incorporated by reference to Exhibit 2.2 to Registrant's Annual Report on form 10-KSB, dated April 15, 2002)
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
10.3    2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000)
10.4    Amendment No. 1 to Registrant’s 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001)
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
10.8    Securities Purchase Agreement dated as of January 12, 2004 between eLinear, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K, dated January 28, 2004)
10.9    Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004(incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K, dated January 28, 2004)
10.10   Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K, dated January 28, 2004)
10.11   Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K, dated January 28, 2004)
10.12   Employment Agreement with Ramzi Milad Nassar (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
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
14.1   Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-KSB, dated February 13, 2004)
21.1    Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Registrant’s Form 10-QSB filed with the Commission on December 19, 2003)
31.1    Certification of Michael Lewis
31.2    Certification of Philip Michael Hardy
32.1    Certification for Sarbanes-Oxley Act of Michael Lewis
32.2    Certification for Sarbanes-Oxley Act of Philip Michael Hardy

    (b) Reports on Form 8-K.

    Registrant filed a report on form 8-K on February 26, 2004, disclosing events pursuant to Item 5 (Other Events). Included within the report were a Securities Purchase Agreement and exhibits for the sale of 1,964,225 shares of eLinear’s common stock for an aggregate purchase price of $2,533,850, including warrants to purchase additional common stock.

    As part of Exhibit 99.1 to such report, the Company announced a $2.5 million private placement.

    (b) Reports on Form 8-K.

    Registrant filed a report on form 8-K on February 26, 2004, disclosing events pursuant to Item 5 (Other Events). Included within the report were a Securities Purchase Agreement and exhibits for the sale of 1,964,225 shares of eLinear’s common stock for an aggregate purchase price of $2,533,850, including warrants to purchase additional common stock.

    As part of Exhibit 99.1 to such report, the Company announced a $2.5 million private placement.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

eLINEAR, INC.

Date: April 3, 2006	By:	/s/ Michael Lewis
Michael Lewis
Chief Executive Officer

eLINEAR, INC.

Date: April 3, 2006	By:	/s/ Phillip Michael Hardy
Phillip Michael Hardy
Principal Financial and Accounting Officer