Form 10QSB/A
period 2004-06-30
ELINEAR INC
filed 2006-04-04
CIK 1001903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

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

2901 West Sam Houston Parkway North, Suite E-300, Houston, Texas77043
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

Yes [X]    No [ ]

As of August 20, 2004 there were outstanding 20,554,267 shares of common stock, $.02 par value per share.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

eLINEAR, INC.
INDEX TO FORM 10-QSB/A
June 30, 2004

EXPLANATORY NOTE

                This Amendment No. 2 on Form 10-QSB/A amends eLinear’s quarterly report on Form 10-QSB/A (First Amendment) for the quarter ended June 30, 2004, which was originally filed with the SEC on September 8, 2004. The purpose of this Amendment No. 2 is to revise the items set forth below based on comments received from the SEC staff on September 21, 2005. Except as otherwise expressly stated, this Amendment No. 2 does not reflect any events occurring after the filing of the original Form 10-QSB/A (First Amendment) filing, nor does it modify or update in any way the disclosures contained in the original Form 10-QSB/A (First Amendment) filing. This Amendment No.2 continues to speak as of the date of the original Form 10-QSB/A (First Amendment) filing, except that eLinear has included as exhibits updated certifications from the Company’s chief executive officer and principal accounting officer, as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.  This Amendment No.2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the original Form 10-QSB filing, including any amendments to those filings.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

 eLINEAR, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)	(Restated)
ASSETS	(Restated)

Current assets:
Cash	$1,284,411	$554,483
Certificate of Deposit	506,032	--
Cash in restricted accounts	500,000	--
Accounts Receivable, net of allowance of $115,288 at June 30, 2004
and $69,289 at December 31, 2003, respectively	4,225,565	1,637,217
Inventory	276,355	190,555
Other current assets	43,728	45,708
Total current assets	6,836,091	2,427,963
Property and equipment, net	326,194	43,662
Goodwill	1,491,102	1,943,022
Deferred financing costs, net	162,892	--
Deposits	30,484	15,049
Total assets	$8,846,763	$4,429,696

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$696,220	$1,101,603
Payable to officers	--	36,336
Accrued liabilities	553,991	148,747
Notes payable, officers	--	215,703
Warrant liability - current	827,420	--
Total current liabilities	2,077,631	1,502,389
Long-term debt (less unamortized discount of $1,445,219)	1,110,022	--
Compound embedded derivative liability	148,158	--
Warrant liabilities – non current	3,725,139	--
Total liabilities	7,060,950	1,502,389
Shareholders’ equity:
Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued	--	--
Common stock, $.02 par value, 100,000,000 shares authorized, 20,554,267 and 17,020,754 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	411,085	340,415
Additional paid-in capital	3,357,573	3,982,631
Accumulated deficit	(1,982,845)	(1,395,739)
Total shareholders’ equity	1,785,813	2,927,307
Total liabilities and shareholders’ equity	$8,846,763	$4,429,696

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	For the Three Months Ended June 30		For the Six Months Ended June 30

	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)

Revenue:
Products	$4,861,464	$3,256,697	$8,818,089	$6,317,315
Services	469,545	207,417	687,998	297,941
Total revenue	5,331,009	3,464,114	9,506,087	6,615,256

Cost of Revenue:
Products	3,962,931	2,788,151	7,477,079	5,297,336
Services	569,981	86,231	770,595	140,449
Total cost of revenue	4,532,912	2,874,382	8,247,674	5,437,785
Gross profit	798,097	589,732	1,258,413	1,177,471

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	1,048,114	426,743	1,583,112	674,969
Office administration	491,151	71,284	720,245	134,532
Professional services	90,213	280,561	391,204	448,386
Impairment of goodwill	--	--	451,925	--
Other	727,447	48,164	1,099,628	64,261
Depreciation	22,179	5,146	30,684	8,540
Total operating expenses	2,379,104	831,898	4,276,798	1,330,688

Loss from operations	(1,581,007)	(242,166)	(3,018,385)	(153,217)

Other income (expense):
Interest, net	(604,312)	(5,419)	(620,564)	(6,187)
Change in fair value of derivatives	4,967,487	--	3,041,208	--
Other	10,635	3,626	10,635	--
Net income (loss)	$2,792,803	$(243,959)	$(587,106)	$(159,404)
Net income (loss) per share: Basic	$0.14	($0.02)	($0.03)	($0.01)
Diluted	$0.12	($0.02)	($0.04)	($0.01)

Weighted average number of common shares outstanding:
Basic	20,546,234	14,030,260	18,736,127	13,499,240
Diluted	23,026,569	14,030,260	19,423,412	13,499,240

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(587,106)	$(159,404)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	30,684	8,540
Impairment of goodwill	451,920	--
Bad debt expense	46,000	--
Amortization of debt discounts and deferred financing costs	534,198	--
Change in fair value of derivatives	(3,041,208)	--
Stock based compensation	603,608	200,150
Changes in assets and liabilities:
Accounts receivable	(2,634,347)	163,209
Inventory	(85,800)	(49,248)
Accounts payable	(405,383)	(128,200)
Payable to Officers	(36,336)	(85,775)
Accrued Liabilities	405,244	(22,172)
Other	1,980	(69,456)
Net cash used in operating activities	(4,716,546)	(142,356)

Cash flows from investing activities:
Purchase of property and equipment	(310,794)	(5,124)
Restricted cash	(500,000)	--
Purchase certificate of deposit	(506,032)	--
Deposits	(15,435)	(3,249)
Net cash used in investing activities	(1,332,261)	(8,373)

Cash flows from financing activities:
Proceeds from notes payable due to officers	--	159,538
Repayment on notes payable due to officers	(215,703)	(29,959)
Proceeds from financing agreement	2,780,500	--
Repayments of financing agreement	(444,759)	--
Payment of upfront financing costs	(273,000)	--
Proceeds from exercise of stock options	345,594	123,300
Proceeds from sale of common stock	4,586,103	--

Net cash provided by financing activities	6,778,735	252,879

Net increase in cash	729,928	102,150
Cash and cash equivalents, beginning of period	554,483	120,894
Cash and cash equivalents, end of period	$1,284,411	$223,044

Non-cash transactions::
Issuance of common stock for NetView acquisition	$--	$480,727
Issuance of options for forgiveness of debt	$--	$13,188

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

Note 2. Restatement of Previously Issued Unaudited Consolidated Financial Statements

                In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles (in particular, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle In, a Company’s Own Stock), the Company’s Unaudited Consolidated Balance Sheet, Unaudited Consolidated Statement of Operations and Unaudited Consolidated Statement of Cash Flow as of and for the three and six months ended June 30, 2004, have been restated to reflect a reclassification from equity to liabilities of the warrants that the Company issued in January and February 2004, and to reflect the change in fair value of the warrants and compound embedded derivative since issuance, as described in Note 6 “Credit Facilities” and Note 7 “Common Stock”. As a result of this correction, the Company’s net loss for the six months ended June 30, 2004, decreased from $3,720,240 to $587,106 and the Company’s net loss per share decreased from $0.20 to $0.03, basic and diluted.  For the three months ended June 30, 2004, the Company recorded net income of $2,792,803 rather than previously recorded net loss of $2,239,610 and net income per share of $0.14 basic and $0.12, basic and diluted, respectively, rather than previously recorded net loss per share of $0.11, basic and diluted.

                Following are restated condensed balance sheet, statement of operations and statement of cash flow giving effect to the adjustments described in Note 6 “Credit Facilities” and Note 7 “Common Stock”.

eLINEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,			June 30,
	2004	Adjustments		2004
	(Previously			(Restated)
ASSETS	Restated)

Total current assets	$6,836,091		$--	$6,836,091
Property and equipment, net	326,194			326,194
Goodwill	1,491,102			1,491,102
Deferred financing costs, net	162,892			162,892
Deposits	30,484			30,484
Total assets	$8,846,763		$--	$8,846,763

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$696,220	$		$696,220
Accrued liabilities	553,991			553,991
Warrant liability - current	--		827,420	827,420
Total current liabilities	1,250,211		827,420	2,077,631
Long-term debt (less unamortized discount of $1,445,219)	1,814,560		(704,538)	1,110,022
Compound embedded derivative liability	--		148,158	148,158
Warrant liabilities – non current	--		3,725,139	3,725,139
Total liabilities	3,064,771		3,996,179	7,060,950
Shareholders’ equity:
Common stock	411,085			411,085
Additional paid-in capital	10,486,886		(7,129,313)	3,357,573
Accumulated deficit	(5,115,979)		3,133,134	(1,982,845)
Total shareholders’ equity	5,781,992		(3,996,179)	1,785,813
Total liabilities and shareholders’ equity	$8,846,763		$--	$8,846,763

eLINEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30 , 2004
(UNAUDITED)

	June 30, 2004	Adjustments	June 30, 2004
	(Previously Restated)		(Restated)

Total revenue	$5,331,009	$--	$5,331,009
Total cost of revenue	4,532,912		4,532,912
Gross profit	798,097		798,097

Operating expenses:
Payroll and related expenses	1,048,114		1,048,114
Office administration	491,151		491,151
Professional services	90,213		90,213
Impairment of goodwill	--		--
Other	727,447		727,467
Depreciation	22,179		22,179
Total operating expenses	2,379,104		2,379,104

Income (loss) from operations	(1,581,007)		(1,581,007)
Interest, net	(669,218)	64,906	(604,312)
Change in fair value at derivative	--	4,967,487	4,967,487
Other	10,635		10,635
Net income (loss)	$(2,239,590)	$5,032,393	$2,792,803
Net income (loss) per share: Basic	($0.11)		$0.14
Diluted	($0.11)		$0.12

Weighted average number of common shares outstanding:
Basic	20,546,234		20,546,234
Diluted	20,546,234		23,026,569

eLINEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

	June 30, 2004	Adjustments	June 30, 2004
	(Previously Restated)		(Restated)

Total revenue	$9,506,087	$--	$9,506,087
Total cost of revenue	8,247,674		8,247,674
Gross profit	1,258,413	--	1,258,413

Operating expenses:
Payroll and related expenses	1,583,112		1,583,112
Office administration	720,245		720,245
Professional services	391,204		391,204
Impairment of goodwill	451,925		451,925
Other	1,099,628		1,099,628
Depreciation	30,684		30,684
Total operating expenses	4,276,798	--	4,276,798

Income (loss) from operations	(3,018,385)	--	(3,018,385)
Interest, net	(712,490)	91,926	(620,564)
Change in fair value at derivatives	--	3,041,208	3,041,208
Other	10,635		10,635
Net income (loss)	$(3,720,240)	$3,133,134	$(587,106)

Net income (loss) per share:
Basic	($0.20)		($0.03)
Diluted	($0.20)		($0.04)

Weighted average number of common shares outstanding:
Basic	18,736,127		18,736,127
Diluted	18,736,127		19,423,412

eLINEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITD)

	2004		2004
	(Previously Restated)	Adjustments	(Restated)
Cash flows used in operating activities:
Net loss	$(3,720,240)	$3,133,134	$(587,106)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	30,684		30,684
Impairment of goodwill	451,920		451,920
Bad debt expense	46,000		46,000
Amortization of debt discounts	626,124	(91,926)	534,198
Change in fair value of derivatives	--	(3,041,208)	(3,041,208)
Stock and stock option based compensation	603,608		603,608
Changes in assets and liabilities:
Accounts receivable	(2,634,347)		(2,634,347)
Inventory	(85,800)		(85,800)
Accounts Payable	(405,383)		(405,383)
Payable to officers	(36,336)		(36,336)
Accrued liabilities	405,244		405,244
Other	1,980		1,980
Net cash used in operating activities	(4,716,546)	--	(4,716,546)

Net cash used in investing activities	(1,332,261)	--	(1,332,261)

Net cash provided by financing activities	6,778,735	--	6,778,735

Net increase in cash	729,928		729,928
Cash and cash equivalents, beginning of period	554,483		554,483
Cash and cash equivalents, end of period	$1,284,411	$--	$1,284,411

Note 3. Stock Options

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

 The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board, (APB) Opinion No.  25,  "Accounting  for  Stock  Issued  to  Employees,"  and related Interpretations  in  accounting  for  those  plans.  The Company recorded $3,246 of stock-based compensation expense for stock options issued to employees which is reflected in the net loss for the six month period ended June 30, 2004, because certain options granted under the 2003 Plan had exercised prices less than the market value of the underlying common stock on the date of the grant.  In addition, the Company recorded stock based compensation expense totaling $344,239 related to the options issued to consultants.  The consultant options vested immediately and were expensed based on the fair value calculated using the black Scholes pricing model using the following assumptions: 117% volatility, four year life, 1.5% discount rate and 0% dividend yield.

 The  following  table illustrates the effect on net income and earnings per share  if  eLinear  had  applied  the  fair value recognition provisions of FASB statement  No.  123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended June 30,
	2004	2003

Net loss, as reported	$(587,106)	$(159,404)
Deduct: Total stock based employee
compensation expense determined under the fair value based method for all awards	(118,000)	(46,000)
Pro forma net income (loss)	$(705,106)	$(205,404)

Net income (loss) per share:
Basic loss per common share - as reported	$(0.03)	$(0.01)
Basic loss per common share - pro forma	$(0.04)	$(0.02)
Diluted loss per common share - as reported	$(0.04)	$(0.01)
Diluted loss per common share - pro forma	$(0.05)	$(0.02)

The  fair  value  of  each option granted is estimated on the date of grant  using the Black-Scholes option-pricing model with the following weighted average assumptions:  dividend  yield  0.0%,  expected  volatility  of  117%,  risk-free interest  rate  of  1.5%,  and  expected  life  of  48  months.

Note 4 – Derivative Financial Instruments

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

                The value of the derivative liabilities relating to the Convertible Note in the quarterly financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions.  As a result the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock, the amount of shares converted by Laurus in connection with the Laurus Convertible Note and exercised in connection with the Warrant outstanding. Consequently, the Company's consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See Note 6 and 7 regarding valuation methods used for derivative liabilities.

                Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of June 30, 2004 were not designated as hedges.

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

Revolver

The Laurus revolver provides for borrowings of up to the lesser of; (i) $3 million or (ii) 90% of the Company's eligible accounts receivable.  The Company borrowed $1,000,000 under the revolving facility on the date of the agreement.  The revolving credit facility has a term of three years and accrues interest on outstanding balances at the rate of prime (4.25% as of June 30, 2004) plus 0.75% (with a maximum rate of 4.75%).  Laurus has the option to convert all or a portion of the advances under any secured convertible revolving note into shares of the Company’s common stock at any time, subject to certain limitations, at a fixed conversion price of $2.91 per share..  The revolving credit facility is secured by all of the assets of the Company.   All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events.  The Company paid back the $1,000,000 revolver during the quarter ended June 30, 2004 and drew down additional proceeds totaling $555,241.  As of June 30, 2004, the Company had approximately $555,241 outstanding under the revolver.

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

In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Unaudited Consolidated Financial Statements to reclassify the Laurus warrants from additional paid in capital to non-current liabilities and record the change in fair value of derivatives effective June 30, 2004 to reflect the fact that the registration rights agreement into which the company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire.  In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income.  The company determined the fair value of the warrants as follows as of February 23, 2004 (the issuance date):

The company used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (seven years); no dividends; a risk free rate of return of 3.5%, which equals the five-year yield on Treasure bonds at constant (or fixed) maturity; and volatility of 102%. Under the assumptions, the Black-Scholes option-pricing model yielded a value of $2.26 for the $3.05 warrants, $2.25 for the $3.19 warrants and $2.24 for the $3.32 warrants for an aggregate value of $653,807.

The Company performed the same calculations as of June 30, 2004, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an expected life of 6.7 years; an underlying stock price of $1.71 per share; no dividends; a risk free rate of 3.5%; and volatility of 117%. The resulting aggregate allocated value of the warrants as of June 30, 2004, equaled $418,279.  The change in fair value (decrease) of $310,248 and $235,528 for the three and six months ended June 30, 2004 and is primarily due to the fair value of the underlying common stock from $2.71 per share to $1.71 per share from February 23 to June 30, 2004.

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

The Company is also restating the unaudited Consolidated Financial Statements to record embedded derivatives rather a beneficial conversion feature previously recorded of $510,282.

The Notes are hybrid instruments which contain both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS 133. The freestanding derivative financial instruments include the Laurus Warrants, which were valued individually, and totaled $653,807.  The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability”.  The single compound embedded derivative features include the conversion feature within the Notes, the early redemption option, the Contract Rate adjustment and default provision.  The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as amortized discount) of the Convertible Notes.  The unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Notes, or 36 months.

Compound Embedded Derivative Liability

Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Derivative Liability with Compound Embedded Derivatives was computed at $998,425 and $148,158 at February 23, 2004 and June 30, 2004 respectively.  The model replicated the economics of the Notes and applied different events based on various conditions likely to occur over the life of the Note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amounts of the Notes.

Probability-Weighted Expected Cash Flow Methodology
	Compound Embedded Derivative Liability
	February 23, 2004	June 30, 2004
Assumptions	(Inception)
Risk Free interest rate	2.21%	3.16%
Prime Rate
Increasing .25% each quarter of first year	4.00%	4.25%
Timely registration
Increasing by 1% monthly up to 99%	95.00%	95.00%
Default status
Increasing by .1% monthly	5.00%	5.00%
Alternative financing available and exercised
Increasing 2.5% monthly up to 25%	0.00%	7.50%
Trading volume, gross monthly dollars
Monthly increase	2.00%	5.00%
Annual growth rate of stock price	31.80%	32.20%
Future projected volatility	102.00%	117.00%
Ownership limitation
Monthly increase	1.00%	1.00%
Reset Provision
Increasing 5% monthly up to 25%	0.00%	0.00%

The decrease in the fair value of the derivative liability of $667,123 and $850,267 was recorded in the three and six months ended June 30, 2004.

During the quarter ended June 30, 2004 the Company paid back the original $1,000,000 it had drawn under the revolver during the quarter ended March 31, 2004.  Therefore, the Company expensed a portion of the discount recorded in connection with the credit facility resulting in additional non-cash interest expense of approximately $330,000 during the quarter ended June 30, 2004.  Total non-cash interest expense for the three and six months ended June 30, 2004 was $399,589 and $426,613, respectively.

                As a result of these contract provisions, the Notes at inception (February 23, 2004) and June 30, 2004 was adjusted as follows:

	February 23, 2004	June 30, 2004
Notional balance	$3,000,000	$2,555,241

Adjustments:
Discount for compound embedded derivatives	(998,425)	(625,403)
Discount for Laurus warrants	(653,907)	(613,879)
Discount for loan costs paid to Laurus	(219,500)	(205,937)

Balance, net of unamortized discount	$1,128,168	$1,110,022

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

Note 7. Common Stock

During the three months ended June 30 2004, the Company issued 7,500 shares of common stock for services valued at $17,130 using the stock price on the date issued.

                During the three months ended June 30, 2004, the Company issued 16,600 shares of common stock related to the exercise of stock options. The Company received proceeds totaling $7,112.

 In February 2004, the Company sold 1,230,000 shares of its common stock at a  price  of  $2.00  per  share, together with five-year warrants to purchase an aggregate  of  615,000  shares of common stock at an exercise price of $3.00 per share  (the  "Class  A  Warrants"),  and  warrants to purchase 615,000 shares of common  stock  at  an exercise price of $2.50 per share (the "Class B Warrants") expiring on the earlier of two years from the closing date or one year from the date  a  registration  statement registering the resale of the shares underlying the warrants and the shares becomes effective for an aggregate purchase price of $2,460,000,  in  a  private placement transaction. The Company received proceeds totaling $2,257,800, net of offering costs of $202,200.  In addition the Company issued a 61,500 class A Warrants and 61,500 Class B Warrants to vSource as a finders fee.

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

 In January 2004, the Company sold 1,964,223 shares of its common stock at a price of $1.29 per share, together with five-year warrants to purchase an aggregate of 1,178,535 shares of common stock at an exercise price  of $1.89 per share(the “Class A Warrants”),and warrants to purchase 1,090,145 shares  of  common  stock  at  an exercise price of $1.55 per share (the Class B Warrants"),  expiring on the earlier of fourteen months from the closing date or eight  months  from  the date a registration statement registering the resale of the  shares  underlying  the  warrants  and  the shares becomes effective for an aggregate  purchase price of $2,533,850, in a private placement transaction. The Company received proceeds totaling $2,326,481, net of offering costs of $207,369.  In addition, the Company issued 117,854 Class A Warrants and 109,015 Class B Warrants to vSource as a finders fee.

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

                In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Unaudited Consolidated Financial Statements as of June 30, 2004, to record the warrants as liabilities effective as of January 12 and February 4, 2004, to reflect the fact that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until earlier of the date the warrants are exercised or expire.  In accordance with EITF 00-19, Accounting for Derivative financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value.  EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income. The restatement reduced paid in capital as of June 30, 2004, by $6,089,693, increased common stock warrant liability as of June 30, 2004 by $4,134,280.  The decrease in fair value of the warrant liabilities was $3,990,113 and $1,955,413 for the three and six months ended June 30, 2004, respectively.  The Company determined the fair value of the warrants as follows as of January 12 and February 4, 2004 (the issuance dates):

The Company used the Black Scholes option-pricing model with the following assumptions: and expected life equal to the contractual term of the warrants; no dividends; a risk free rate of return of 3.5%, which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of 102%. Under these assumptions, the Black Scholes option-pricing model yielded a value of $1.57 for the $1.89 warrants, $1.02 for the $1.55 warrants, $2.36 for the $3.00 warrants and $1.82 for the $2.50 warrants for an aggregate value of $6,089,693.

The Company performed the same calculations as of June 30, 2004, to revalue the warrants as of that date.  In using the Black Scholes option-pricing model, the Company used an underlying stock price of $1.71 per share; a risk free rate of 3.5%; an expected life equal to the remaining contractual term of the warrants; no dividends; and volatility of 117%. The resulting aggregate allocated value of the warrants as of June 30, 2004 equaled $4,134,280.  The change in fair value of $1,955,413 is primarily due to the fair value of the underlying common stock from $2.02 per share to $1.71 per share from January 12 to June 30, 2004.

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

Note 8. Common Stock Warrants

In connection with the equity (Note 7) and debt (Note 6) fundings, the Company issued warrants to acquire common stock at various prices.  The following table summarizes the warrants outstanding as of June 30, 2004:

Exercise Price	Financing Date	Outstanding Warrants	Expiration Date
$0.70	December 2003	26,166	December 2005
$1.55	January 2004	1,199,155	March 2005
$1.89	January 2004	1,296,388	January 2009
$2.50	February 2004	676,500	February 2006
$3.00	February 2004	676,500	February 2009
$3.50*	February 2004	200,000	February 2011
$3.05*	February 2004	50,000	February 2011
$3.22*	February 2004	40,000	February 2011
Total		4,164,709

All warrants are exercisable at June 30, 2004.  The Company has not filed and is not required to file a registration statement for the warrants issued for its December 3003 financing.

*              Warrants issued to Laurus Master Fund Ltd. which require the Company to file a registration statement.

Note 9.  Net Income (Loss) Per Share

    Basic and diluted net income per share is presented in accordance with SFAS No.128 Earnings Per Share. Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method) and convertible notes (on an as-if-converted basis) outstanding during the period. For the three and six months ended June 30, 2004, shares of 2,495,333 and 4,990,880, respectively, resulting from the assumed exercise of outstanding options and warrants were excluded from the computation of earnings per common share, because the inclusion thereof would be anti-dilutive. The corresponding three and six months ended June 30, 2003 have been excluded as the Company incurred a net loss in those periods, and therefore potential dilutive effects would be anti-dilutive.

    The following table presents the calculation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2004:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Numerator:
Net income (loss)	$2,792,803	$(587,106)
Adjustments:
Interest expense, including amortization of debt discout and debt issuance costs	604,312	620,564
Change in fair value of derivatives embedded within convertible debt	(667,123)	(850,267)
	$2,729,992	$(816,809)
Denominator for basic net income per share:
Weighted average shares outstanding - basic	20,546,234	18,736,127
Effect of dilutive securities:
Stock options	835,463	--
Warrants	613,944	--
Convertible note	1,030,928	687,285
Weighted average shares outstanding - diluted	23,026,569	19,423,412

Basic net income (loss) per share	$0.14	$(0.03)
Diluted net income (loss) per share	$0.12	$(0.04)

Note 10. Significant Concentration

                One customer accounted for approximately 26% of sales for the six months ended June 30, 2004.  No other customers represented more than 10% of sale of the Company for that period.  The Company had one customer which had in excess of 10% of the Company’s accounts receivable balance at June 30, 2004.  This customer had 23% of the Company’s accounts receivable balance.

Note 11. Restricted Cash

                In conjunction with the Company’s credit facility with Textron Financial Corporation (“Textron”), the Company was required to deposit $500,00 in a restrictive cash account and issue Textron a $500,000 letter of credit.

Note 12. Industry Segments

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

FOR THE THREE MONTHS ENDED JUNE 30, 2004
(Restated)
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Consolidated
Revenue	220	4,773,855	556,934	5,331,009
Segment income (loss)	3,162,845	(352,527)	(17,515)	2,792,803
Total assets	3,469,416	4,848,968	528,379	8,846,763
Capital expenditures	136,844	122,598	552	259,994
Depreciation	8,676	13,310	193	22,179

FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Restated)
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Consolidated
Revenue	47,165	8,730,480	728,442	9,506,087
Segment loss	(9,727)	(447,030)	(130,349)	(587,106)
Total assets	3,469,416	4,848,968	528,379	8,846,763
Capital expenditures	152,219	157,458	1,117	310,794
Depreciation	11,397	17,469	1,818	30,684

 FOR THE THREE MONTHS ENDED JUNE 30, 2003
(Restated)
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Consolidated
Revenue	297,941	3,166,173	--	3,464,114
Segment loss	(196,396)	(47,563)	--	(243,959)
Total assets	277,390	2,218,355	(63,500)	2,432,245
Capital expenditures	--	5,916	--	5,916
Depreciation	1,259	3,887	--	5,146

FOR THE SIX MONTHS ENDED JUNE 30, 2003
(Restated)
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Consolidated
Revenue	297,941	6,317,315	--	6,615,256
Segment profit (loss)	(196,396)	36,992	--	(159,404)
Total assets	277,390	2,218,355	(63,500)	2,432,245
Capital expenditures	--	5,916	--	5,916
Depreciation	1,259	7,281	--	8,540

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

OVERVIEW

                The Company's business currently consists of three operating segments:

·         Product fulfillment and network and storage solutions. Through its wholly owned subsidiary, NetView Technologies, Inc.("NetView"), the Company offers a complete solution to its customers for the acquisition, management and configuration of complex storage and network server installations.

·         Communications deployment.  Through  its  wholly  owned  subsidiary, NewBridge  Technologies, Inc. ("NewBridge"), the Company provides: (a) structured cabling, which is a set  of  cabling  and connectivity products  that integrate the voice, data, video and various management systems of a  structure,(b)cabling infrastructure design and implementation, which is the design and implementation of the structured cabling systems,(c)security installation and monitoring, and (d) digital services of voice, data and video over fiber optic networks to residential and commercial customers.

·         Consulting services. The Company offers: (a) consulting services,(b)creative web site design,(c)web site content management software, and (d) technical project management and development services.

                The Company has operated as a technology consulting business since December 1999.  It acquired its Internet consulting business as a result of a reverse merger with Imagenuity in 1999.  Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services.  For the six months ended June 30, 2004, the consulting segment contributed 1% of its revenue. From 1995, its inception, the Company, which at the time was named Kinetics.com, was engaged in marketing proprietary software programs for use on the world wide web of the Internet. Kinetics.com marketed two software programs designed for use on the Web in 1995 and 1996.  During 1996, several creditors of Kinetics.com obtained court judgments against it as a result of non-payment of financial obligations and in 1997, Kinetics.com transferred all of its assets to an unaffiliated third party.  Subsequent to the asset transfer, the only activities of Kinetics.com consisted of negotiating settlements with its creditors and attempting to identify a suitable acquisition or merger candidate.  While Kinetics.com was the survivor in the merger, from an accounting standpoint, the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com.  On July 31, 2000, it changed its name to eLinear, Inc.

The Company completed the acquisitions of NetView and NewBridge during the last fiscal year.  In April 2003, eLinear issued 12,961,979 shares of common stock for all of the outstanding common stock of NetView.  After the merger the stockholders of NetView owned approximately 90% of eLinear.

Although NetView became its wholly owned subsidiary, for accounting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting.  The acquisition resulted in goodwill of $451,920.  In March 2004, the Company recorded impairment expense totaling $451,920 related to 100% of the goodwill related to the 2003 eLinear acquisition. In March 2004, the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition.  During the three months ended June 30, 2004, the Company recognized only $220 of revenue from the consulting services business segment. Based on projected estimated future cash flows from the reporting unit purchased in 2003, management determined a full impairment charge was required.  Since NetView is deemed to be the acquiring company for accounting purposes, the financial information for the six months ended June 30, 2003 is information derived from the consolidated financial statements of NetView, for the six months ended June 30, 2003 and eLinear for the three months ended June 30, 2003.  NetView contributed 92% of eLinear’s revenue for the six months ended June 30, 2004.

 In July 2003, eLinear completed the acquisition of all the outstanding shares of NewBridge.  Pursuant to the transaction, eLinear issued 850,000 shares of common stock valued at $1,062,500, using the average of the bid and asked prices on July 31, 2003, and options to purchase 300,000 shares of common stock valued at $274,000, using Black-Scholes, to the shareholders of NewBridge.  The acquisition was accounted for using the purchase method of accounting resulting in goodwill of $1,491,102 as restated.  NewBridge contributed 8% of eLinear's revenue for six months ended June 30, 2004.

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

                As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants.  The terms of the Company's agreement with Laurus requires it to file the registration statement within a definitive period of time not to exceed 150 days from February 23, 2004, or within 15 days of the Company’s current registration statement being declared effective by the SEC, whichever is earlier. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 90th day after filing the registration statement, if the registration statement ceases to be remain effective, or certain other events occur, the Company has agreed to pay Laurus liquidated damages of 1.5% of the principal amount of the convertible portion of the note per month. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company’s outstanding shares of common stock. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the note.  The Company is not obligated at any time to repurchase any portion of the Laurus conversion shares nor the shares underlying the warrants for the Laurus credit facility are being registered under the pending prospectus.

CRITICAL ACCOUNTING POLICIES

General

The consolidated financial statements and notes included in this Form10-QSB/A (First Amendment) contain information that is pertinent to this management's discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of its assets and liabilities, and affect the disclosure of any contingent assets and liabilities.  The Company believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.  The significant accounting policies are described in its financial statements and notes included in its Form 10-KSB/A filed with the Securities and Exchange Commission.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of its customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience.  If the financial condition of one or more of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to its consolidated results of operations or financial position.  As of June 30, 2004, the Company maintained and allowance for doubtful accounts of $115,288 , which allowance was 3% of total accounts receivable as of that date.

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

                The value of the derivative liabilities relating to the Convertible Note in the quarterly financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions.  As a result the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock, the amount of shares converted by Laurus in connection with the Laurus Convertible Note and exercised in connection with the Warrant outstanding. Consequently, the Company's consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See Note 6 and 7 regarding valuation methods used for derivative liabilities.

                Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings.  All derivative financial instruments held by the Company as of June 30, 2004 were not designated hedges.

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

 Revenue  Total revenue for the six months ended June 30, 2004 was $9,506,087 which was an increase of 44% over the prior year period of $6,615,256.  Revenue from  the  consulting  services business segment for the six months ended June 30, 2004  was  $47,165  which  was  1%  of  total revenue.  The consulting services business segment has seen a significant decline in customer utilization during 2004 and 2003.  Due to the significant reduction in customers in the consulting services business segment, the Company significantly reduced its number of full-time employees and contract personnel during the 2004 period in order to reduce costs and conserve its limited resources. In addition, the former CEO and primary consultant of the Company resigned in May 2003 and the Company lost its primary consulting customer in March 2004.  During February 2004, the Company hired a primary consultant and several consulting engineers and the Company intends to  concentrate  its  efforts on building additional consulting  services  customer relationships during the current fiscal year and, if  successful,  add additional personnel to increase its sales.  However, there are no guarantees that the Company will be successful in this endeavor.  Revenue generated from the network and storage solutions business segment for the six month ended June 30, 2004 was $8,730,480 an increase of $2,413,165, or 38% over the prior year quarter.  The network and storage solutions business segment contributed 92% of total revenue for the current six month period.  The Company was able to increase its revenue over the 2003 period primarily by the addition of sales personnel who had previous customer relationships and has opened a sales office in Dallas, Texas with satellite offices in Austin, Texas and Oklahoma City, Oklahoma.  The increase in revenue was due to an increase in the amount of products sold and was not affected by an increase in pricing.  The Company intends to focus on adding additional customers and personnel to service these customers.  Revenue from the communications deployment business segment of the six months ended June 30, 2004 was $728,442, which was  8%  of  total  revenue.  As the acquisition of NewBridge did not occur until July 31, 2003, there was no revenue from the communications deployment business segment during the 2003 period.

 Of  the  revenue  generated  for  the six months period ended June 30, 2004, one customer  provided  in  excess  of  10%  of  the  Company's  revenue  with  The Methodist Hospital contributing  26% of the revenue.  No other customer provided more than 10% of the Company’s revenue for the 2004 period. If the Company were to lose any of these customers, its financial results may be negatively affected.

                Cost of sales.  Total cost of sales for the six months ended June 30, 2004 was $8,247,674, an increase of $2,809,889, or 52%, over the prior year period of $5,437,785.  The communications deployment business segments had no cost of sales in the 2003 period. The Company hired a consulting manager to replace its former CEO and added several consulting engineers during the quarter ended March 31, 2004 to begin growing its business through selling these services to its existing client base. Additionally for the network and storage solutions business segment, the cost of hardware and software as a percent of revenue increased from 81% for the 2003 period to 88% for the 2004 period which was a result of the addition of a major customer which received favorable pricing from the Company.  In order to obtain and retain this customer, the Company lowered its standard pricing for the resale of computer hardware and software to this customer. The company was unable to obtain a reduction in cost of hardware and software purchases from its vendors, resulting in a decrease in its gross margin. This customer became a customer of the Company during the three months ended June 30, 2004. The Company does not anticipate the favorable pricing it has granted to this customer will change in the future.

For the network and storage solutions business segment, cost of sales is comprised of the costs associated with acquiring hardware and software to fill customer orders.  For the consulting services business segment, cost of sales  consists  of  full-time  personnel and contract employee costs associated with  projects  eLinear  provides  to  its  customers  for  a  fee.  For the communications deployment business segment, cost of sales consists of materials and personnel to build the customer infrastructure.  The increase in cost of sales was due to the cost of procuring hardware and software to fill an expanded number of customer orders.  The Company’s principal suppliers of hardware and software products are Hewlett Packard and Cisco Systems, which contribute approximately 47% of its sales for the six months ended June 30, 2004.  The Company anticipates they will continue to be its principal suppliers in the future.  Total hardware and software costs amounted to $7,603,657 for the six months ended June 30, 2004.  The Company anticipates that cost of sales will increase as revenues increases.

                Gross profit.  Total gross profit increased from $1,177,471 for the six month period ended June 30, 2003, to $1,258,413 for the six month ended June 30, 2004.  Total gross profit as a percentage of revenue decreased from 18% for the six months ended June 30, 2004 to 13% for the current quarter.  As described in the previous paragraph, the Company has hired additional personnel in its consulting services business segment in order to market those services to its existing customer base and granted favorable pricing to a major customer which resulted in the decrease in gross profit as a percent of revenue.  The Company had not experienced an increase in revenue associated with the increased staffing costs during the six month ended June 30, 2004, but anticipates its revenue and profit margin will improve in the future from this business segment.

         Operating  expenses.  Total operating expenses for the six month ended June 30, 2004 were $4,276,798, an increase of $2,946,110, or 221%, over the prior year period of $1,330,688.  The various components of this increase are as follows:

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

•               Office  administration  expenses  increased  from $134,532 for the 2003 period  to  $720,245 for the six months ended June 30, 2004. The components of office administration are office rent expense, office expenses, staff development and dues and subscriptions.  The Company incurred start-up costs when opening its sales office in Dallas, Austin and Oklahoma City and relocated its corporate headquarters in Houston, Texas.  The Company does not anticipate these cost will be incurred in the future.

•               Professional  services,  which  is  comprised of legal, accounting and consulting fees, decreased from $448,386 for the previous year period to  $391,204  for the current fiscal period. The Company has incurred additional legal, accounting and outside services fees during the current fiscal year in association with its financings and current litigation which was partially offset by a reduction in contract services.
.
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

•               Other expenses increased from $64,261 for prior year period to $1,099,628 for the current fiscal period. The Company has initiated an investor awareness/marketing program to reach out to current and potential investors and provide them with current news release and information about eLinear as well as to establish nationwide name recognition to build the “eLINEAR” name brand for future business.  This program consists of investor conferences, electronic media distribution, newspaper coverage, third party representation through introduction to institutional entries and radio coverage. The program was designed by in house eLinear employees. The cost of this program during the six months ended June 30, 2004 approximated $956,000. A majority of the remaining expenses was the Company’s listing fee to the American Stock Exchange.

Interest  Expense.  Interest expense for the six months ended June 30, 2004 increased to $620,564 from $6,187 for the prior year period. Of this amount $426,513 was attributable to amortization of debt discounts associated with the Laurus credit facility and the balance was attributable to the interest charges associated the theLaurus credit facility.

Change In Fair Value of Derivative.  Derivative liabilities in connection with the Laurus credit facility and common stock warrants resulted in income of $3,041,208 for the six months ended June 30, 2004.

Net Loss. The net loss for the six months ended June 30, 2004,was $587,106 or  $0.03  per  share  basic  and diluted, compared to net loss of $159,404, or $0.01  per  share  basic  and  diluted,  for  the  previous  year  period.

LIQUIDITY AND CAPITAL RESOURCES

Changes in cash flow.  Net cash used in operating activities for the six months ended June 30, 2004, was $4,716,546, compared to $142,356 for the prior year period.  This was an increase of $4,574,190 over the prior year period.  The primary components of net cash used in operating activities for fiscal 2004 were a net loss of $587,106 increases in accounts receivable resulting from increased sales when compared to the prior fiscal period and increased purchases of inventory associated with the increase in sales. The Company utilized a portion of the cash received from its sales of common stock to reduce its accounts payable.  The cash used in operating activities also included non-cash charges totaling $1,482,483.  Cash used in investing activities increased from $8,373 for the prior year fiscal period to $1,332,261 for the current fiscal period.  The Company utilized a portion of the cash received from its sales of common stock to purchase a certificate of deposit in the amount of $500,000 and to place $500,000 in a restrictive account.  The Company purchased computer hardware, office equipment and furniture during the current period for its new office and employees.  The Company does not believe it will incur significant purchased in the future.  Cash provided by financing activities increased from $252,879 for the prior year fiscal period to $6,778,735 for the current fiscal period.  This increase was attributable to sales of common stock of $4,586,103, net proceeds from the Laurus financing agreement of $2,335,741, and the exercise of stock options of $345,594.  This was partially offset by the repayment of notes due to Messrs.  Allen and Casey of $215,703 and payment of $273,000 in finders fees associated with the Laurus financing agreement.

Capital  Resources.  The Company has funded its operations through the sale of common stock, the exercise of stock options, short-term borrowings from two of its officers, lines of credit and the Laurus financing agreement.  During January and February 2004, the Company sold shares of common stock in two private placements for aggregate net proceeds of $4,584,591.  During the six months ended June 30, 2004, the Company received $345,594 through the exercise of stock options.  NetView has funded its operations by way of loans from Messrs. Allen and Casey.  At December 31, 2003, the amount due these individuals was $215,703.  These notes were subsequently repaid during January 2004.  NetView has funded its purchases of network and storage solutions products primarily through vendor provided financing arrangements.  In March 2003, NetView obtained a $1 million line of credit from Textron Financial Corporation to fund purchases of network and storage solutions product for delivery to customers.  This line of credit was secured by all of its assets.  In February 2004, the Company retired this line of credit, and entered into a new $500,000 credit facility secured by $500,000 letter of credit to Textron and entered into a new credit facility with Laurus Master Fund discussed below.

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

In February 2004, the Company obtained a secured revolving note with Laurus Master Fund, Ltd. ("Laurus"). Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%).  The agreement contains two notes: a minimum secured revolving note totaling $2,000,000 and a revolving credit facility totaling $3,000,000 based on eligible accounts receivable. At June 30, 2004, the Company had drawn down $2,000,000 under the term note and $555,241 under the revolver.

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

 As part of the above financings, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants within 15 days of the Company’s current SB-2 becoming effective or 150 days from February 23, 2004, whichever is earlier.  If the Company does not file the SB-2 within the required timeframe it will be required to pay a 1.5% fee every thirty days. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company’s outstanding shares of common stock.

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

Item 3. Controls and Procedures

                In accordance with the Securities Exchange Act of 1934 (“Exchange Act”) the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As explained in Note 2 to the financial statements included herein, in order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, we have restated our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2004, to reflect a reclassification from equity to liabilities of the warrants and compounded embedded derivatives that we issued in February 2004, and to reflect the related change in fair value of the derivatives, as described further in notes 2., 6., and 7. to the financial statements.  Notwithstanding this restatement, the Company's management continues to believe that its disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2004.   The Company believes the restatements are a one-time occurrence and are due to the high complexity of the financing transactions and related judgmental accounting issues.  The Company does not anticipate entering into any additional complex financing transactions involving embedded derivatives in the future and has hired a Chief Financial Officer.

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
10.3                                 2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000)
10.4                                 Amendment No. 1 to Registrant’s 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001)
10.5                                 Amended and Restated 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated January 14, 2003)
10.6                                 Form of Indemnification Agreement for all officers and directors of  Registrant  (incorporated  by  reference to Registrant's Form 10-QSB  filed  with  the  Commission  on  October  24,  2000)
10.7                                 Agreement between eLinear, Inc. and J. Leonard Ivins dated April 15, 2003 (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-KSB, dated April 15, 2003)
10..8                                Securities Purchase Agreement dated as of January 12, 2004 between eLinear, Inc.  and the Investors  named  therein (incorporated  by  reference to Exhibit 10.1 to Registrant's Form 8-K, dated  January  28,  2004)
10.9                                 Form of Class A Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004(incorporated by  reference to Exhibit 10.2 to Registrant's Form 8-K, dated January 28, 2004)
10.10                               Form of Class B Warrant issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by  reference to Exhibit 10.3 to Registrant's Form 8-K,  dated  January  28,  2004)
10.11                               Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of January 12, 2004 (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K, dated January 28, 2004)
10.12                               Employment Agreement with Ramzi Milad Nassar (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
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
31.2                                 Certification of Phillip Michael Hardy
32.1                                 Certification for Sarbanes-Oxley Act of Michael Lewis
32.2                                 Certification for Sarbanes-Oxley Act of Phillip Michael Hardy

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