Form 10QSB/A
period 2004-09-30
ELINEAR INC
filed 2006-04-04
CIK 1001903

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

    Yes [X]     No [ ]

    As of November 11, 2004 there were outstanding 20,943,267 shares of common stock, $.02 par value per share.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

eLINEAR, INC.
INDEX TO FORM 10-QSB/A
September 30, 2004

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A amends eLinear’s quarterly report on Form 10-QSB for the quarter ended September 30, 2004, which was originally filed with SEC on November 15, 2004. The purpose of this Amendment No. 1 is to revise the items set forth below based on comments received from the SEC staff on September 21, 2005. Except as otherwise expressly stated, this Amendment No. 1 does not reflect any events occurring after the filing of the original Form 10-QSB filing, nor does it modify or update in any way the disclosures contained in the original Form 10-QSB filing. This Amendment No.1 continues to speak as of the date of the original Form 10-QSB filing, except that eLinear has included as exhibits updated certifications from the Company’s chief executive officer and principal accounting officer, as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. This Amendment No.1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the original Form 10-QSB filing, including any amendments to those filings.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

 eLINEAR, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Restated)
ASSETS	(Restated)

Current assets:
Cash	$429,318	$554,483
Certificate of Deposit	512,643	--
Cash in restricted accounts	500,000	--
Accounts Receivable, net of allowance of $137,288 at September 30, 2004
and $69,289 at December 31, 2003, respectively	6,033,694	1,637,217
Inventory	240,612	190,555
Other current assets	197,778	45,708
Total current assets	7,914,045	2,427,963
Property and equipment, net	598,215	43,662
Goodwill	1,100,000	1,943,022
Deferred financing costs, net	147,619	--
Deposits	28,208	15,049
Total assets	$9,788,087	$4,429,696

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$1,897,389	$1,101,603
Revolver	1,629,002	--
Payable to officers	--	36,336
Accrued liabilities	531,881	148,747
Accrued penalties	473,528	--
Warrant liabilities-current	214,770	--
Notes payable, officers	--	215,703
Total current liabilities	4,746,570	1,502,389
Long-term debt (less unamortized discount of $1,366,114)	633,886	--
Compounded embedded derivative liability	29,326	--
Warrant liabilities - non current	2,004,955	--
Total liabilities	7,414,737	1,502,389
Shareholders’ equity:
Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued	--	--
Common stock, $.02 par value, 100,000,000 shares authorized, 20,892,825 and 17,020,754 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	417,857	340,415
Additional paid-in capital	3,699,800	3,982,631
Accumulated deficit	(1,744,307)	(1,395,739)
Total shareholders’ equity	2,373,350	2,927,307
Total liabilities and shareholders’ equity	$9,788,087	$4,429,696

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)

Revenue:
Products	$6,710,474	$3,661,880	$15,528,563	$9,979,195
Services	689,054	300,573	1,377,052	602,388
Other	54,760	--	54,760	--
Total revenue	7,454,288	3,962,453	16,960,375	10,581,583

Cost of Revenue:
Products	6,125,210	3,124,499	13,602,289	8,421,835
Services	274,789	238,043	1,045,384	382,365
Total cost of revenue	6,399,999	3,362,542	14,647,673	8,804,200
Gross profit	1,054,289	599,911	2,312,702	1,777,383

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	1,438,460	424,704	3,021,572	1,137,206
Office administration	602,427	54,631	1,322,672	144,063
Professional services	275,153	115,964	666,357	359,321
Impairment of goodwill	391,114	--	843,039	--
Other	398,545	260,865	1,498,173	402,222
Depreciation	40,487	6,170	71,171	14,710
Total operating expenses	3,146,186	862,334	7,422,984	2,057,522

Loss from operations	(2,091,897)	(262,423)	(5,110,282)	(280,139)

Other income (expense):
Interest, net	(136,199)	(15,789)	(756,763)	(25,603)
Change in fair value of derivatives	2,451,666	--	5,492,874	--
Other	14,968	44,850	25,603	48,476
Net income (loss)	$238,538	$(233,362)	$(348,568)	$(257,266)

Net income (loss) per share:
Basic	$0.01	$(0.02)	$(0.02)	$(0.02)
Diluted	$0.01	$(0.02)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding:
Basic	20,608,067	14,999,307	20,013,588	14,557,361
Diluted	22,190,584	14,999,307	20,815,421	14,557,361

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
	2004	2003
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(348,568)	$(257,266)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	71,171	14,710
Impairment of goodwill	843,039	--
Bad debt expense	65,560	--
Amortization of debt discounts	505,618	--
Change in fair value of derivatives	(5,492,874)	--
Stock and stock option based compensation	952,607	--
Changes in assets and liabilities:
Accounts receivable	(4,464,476)	160,056
Inventory	(50,057)	(84,892)
Other current assets	(152,070)	(23,568)
Accounts payable	795,786	101,072
Payable to Officers	(36,336)	--
Accrued Liabilities	321,259	126,752
Accrued penalties	473,528	--
Net cash provided by (used in) operating activities	(6,515,813)	36,864

Cash flows from investing activities:
Purchase of property and equipment	(623,302)	--
Restricted cash	(500,000)	--
Purchase certificate of deposit	(512,643)	--
Deposits	(13,159)	--
Net cash used in investing activities	(1,649,104)	--

Cash flows from financing activities:
Proceeds from notes payable due to officers	--	159,538
Repayment on notes payable due to officers	(215,703)	(214,672)
Proceeds from revolver, net	1,596,758	--
Proceeds from long-term debt	2,000,000	--
Payment of upfront financing costs	(273,000)	--
Proceeds from exercise of stock options	345,594	--
Proceeds from sale of common stock, net	4,586,103	--
Net cash provided by (used in) financing activities	8,039,752	(55,134)

Net decrease in cash:	(125,165)	(18,270)
Cash and cash equivalents, beginning of period	554,483	133,233
Cash and cash equivalents, end of period	$429,318	$114,963

Non-cash transactions:
Issuance of stock for acquisition	$--	$1,195,601
Issuance of options for forgiveness of debt	$--	$13,188

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

Note 1. Organization and Nature of Business

STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements of eLinear, Inc. and Subsidiaries (the "Company" or "eLinear") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows for the three months and nine ended September 30, 2004 and 2003.

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

Note 2. Restatement of Previously Issued Unaudited Consolidated Financial Statements

In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles (in particular, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle In, a Company’s Own Stock), the Company’s Unaudited Consolidated Balance Sheet, Unaudited Consolidated Statement of Operations and Unaudited Consolidated Statement of Cash Flow as of and for the three and nine months ended September 30, 2004, have been restated to reflect a reclassification from equity to liabilities of the warrants that the Company issued in January and February 2004, and to reflect the change in fair value of the warrants and compound embedded derivative since issuance, as described in Note 6 “Credit Facilities” and Note 7 “Common Stock”. As a result of this correction, the Company’s net loss for the nine months ended September 30, 2004, decreased from $5,925,041 to $348,568 and the Company’s net loss per share decreased from $0.30 to $0.02, basic and diluted. For the three months ended September 30, 2004 the Company recorded net income of $238,538 rather than previously recorded net loss of $2,204,801 and net income per share of  $0.01,basic and diluted, rather than previously recorded net loss per share of $0.11, basic and diluted.

Following are restated condensed balance sheet, statement of operations and statement of cash flow giving effect to the adjustments described in Note 6 “Credit Facilities” and Note 7 “Common Stock”.

 eLINEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,		September 30,
	2004	Adjustments	2004
			(Restated)
ASSETS

Total current assets	$7,914,045		$7,914,045
Property and equipment, net	598,215		598,215
Goodwill	1,100,000		1,100,000
Deferred financing costs, net	147,619		147,619
Deposits	28,208		28,208
Total assets	$9,788,087		$9,788,087

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$1,897,389		$1,897,389
Revolver	1,629,002		1,629,002
Accrued liabilities	531,881		531,881
Accrued penalties	473,528		473,528
Warrant liability - current	--	214,770	214,770
Total current liabilities	4,531,800	214,770	4,746,570
Long-term debt (less unamortized discount of $1,366,113)	1,330,097	(696,211)	633,886
Compound embedded derivative liability	--	29,326	29,326
Warrant liabilities - non-current	--	2,004,955	2,004,955
Total liabilities	5,861,897	1,552,840	7,414,737
Shareholders’ equity:
Common stock	417,857		417,857
Additional paid-in capital	10,829,113	(7,129,313)	3,699,800
Accumulated deficit	(7,320,780)	5,576,473	(1,744,307)
Total shareholders’ equity	3,926,190	(1,552,840)	2,373,350
Total liabilities and shareholders’ equity	$9,788,087	$--	$9,788,087

eLINEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

	September 30,		September 30
	2004	Adjustments	2004
			(Restated)
Total revenue	$7,454,288		$7,454,288
Total cost of revenue	6,399,999		6,399,999
Gross profit	1,054,289		1,054,289

Operating expenses:
Payroll and related expenses	1,438,460		1,438,460
Office administration	602,427		602,427
Professional services	275,153		275,153
Impairment of goodwill	391,114		391,114
Other	398,545		398,545
Depreciation	40,487		40,487
Total operating expenses	3,146,186		3,146,186

Loss from operations	(2,091,897)		(2,091,897)
Interest, net	(127,872)	(8,327)	(136,199)
Change in fair value of derivative	--	2,451,666	2,451,666
Other	14,968		14,968
Net income (loss)	$(2,204,801)	$2,443,339	$238,538

Net income (loss) per share:
Basic	$(0.11)		$0.01
Diluted	$(0.11)		$0.01

Weighted average number of common shares outstanding:
Basic	20,608,067		20,608,067
Diluted	20,608,067		22,190,584

eLINEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

	September 30,		September 30
	2004	Adjustments	2004
			(Restated)
Total revenue	$16,960,375		$16,960,375
Total cost of revenue	14,647,673		14,647,073
Gross profit	2,312,702		2,312,702

Operating expenses:
Payroll and related expenses	3,021,572		3,021,572
Office administration	1,322,672		1,322,672
Professional services	666,357		666,357
Impairment of goodwill	843,039		843,039
Other	1,498,173		1,498,173
Depreciation	71,171		71,171
Total operating expenses	7,422,984		7,422,984

Loss from operations	(5,110,282)		(5,110,282)
Interest, net	(840,362)	83,599	(756,763)
Change in fair value of derivatives	--	5,492,874	5,492,874
Other	25,603		25,603
Net loss	$(5,925,041)	$5,576,473	$(348,568)

Net loss per share:
Basic	$(0.30)		$(0.02)
Diluted	$(0.30)		$(0.03)

Weighted average number of common shares outstanding:
Basic	20,013,588		20,013,588
Diluted	20,013,588		20,815,421

eLINEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
(UNAUDITED)

	2004	Adjustments	2004
			(Restated)
Cash flows used in operating activities:
Net loss	$(5,925,041)	$5,576,473	$(348,568)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	71,171		71,171
Impairment of goodwill	843,039		843,039
Bad debt expense	65,560		65,560
Amortization of debt discounts	589,217	(83,599)	505,618
Change in fair value of derivatives	--	(5,492,874)	(5,492,874)
Stock and stock option based compensation	952,607		952,607
Changes in assets and liabilities:
Accounts receivable	(4,464,476)		(4,464,476)
Inventory	(50,057)		(50,057)
Other current assets	(152,070)		(152,070)
Accounts Payable	795,786		795,786
Payable to officers	(36,336)		(36,336)
Accrued liabilities	321,259		321,259
Accrued penalties	473,528		473,528
Net cash used in operating activities	(6,515,813)		(6,515,813)

Net cash used in investing activities	(1,649,104)		(1,649,104)

Net cash provided by financing activities	8,039,752		8,039,752

Net decrease in cash	(125,165)		(125,165)
Cash and cash equivalents, beginning of period	554,483		554,483
Cash and cash equivalents, end of period	$429,318		$429,318

Note 3. Stock Options

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

The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board, (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. The Company recorded $3,246 of stock-based compensation expense for stock options issued to employees which is reflected in the net loss for the nine month period ended September 30, 2004, because certain options granted under the 2003 Plan had exercised prices less than the market value of the underlying common stock on the date of the grant. In addition, the Company recorded stock based compensation expense totaling $344,239 related to the options issued to consultants. The consultant options vested immediately and were expensed based on the fair value calculated using the black Scholes pricing model using the following assumptions: 117% volatility four year life, 1.5% discount rate and 0% dividend yield.

The following table illustrates the effect on net income and earnings per share if eLinear had applied the fair value recognition provisions of FASB statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended September 30,
	2004	2003
	Restated	Restated
Net loss, as reported	$(348,568)	$(257,266)
Stock based compensation under fair value method	(199,000)	(46,000)
Pro forma net loss	$(547,568)	$(303,266)

Net loss per share:
Basic loss per common share - as reported	$(0.02)	$(0.02)
Basic loss per common share - pro forma	$(0.03)	$(0.02)
Diluted loss per common share - as reported	$(0.03)	$(0.02)
Diluted loss per common share - pro forma	$(0.04)	$(0.02)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 117%, risk-free interest rate of 1.5%, and expected life of 48 months.

Note 4. Derivative Financial Instruments

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of September 30, 2004 were not designated as hedges.

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

As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. The term of its agreement with Laurus require it to file the registration statement and have the registration statement declared effective by a definitive period of time, not to exceed 150 days from February 23, 2004, or within 15 days of the Company’s current registration statement being declared effective by the SEC, whichever is earlier. The Company’s current registration statement was declared effective on September 10, 2004. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 90th day after filing the registration statement, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay Laurus liquidated damages of 1.5% of the principal amount of the convertible portion of the note per month. As of September 30, 2004, the Company has accrued $102,597 in liquidated damages due to Laurus. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company’s outstanding shares of common stock. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the note. The Company filed a registration statement with the SEC to register the conversion shares and shares underlying the warrants on November 5, 2004. The Company is not obligated at any time to repurchase any portion of the Laurus conversion shares nor the shares underlying the warrants.

Events of default under the agreements include failure to pay principal, interest or other fees; breach of covenant; breach of representations and warranties, stop trade, default under related agreements; and failure to deliver common stock or replacement notes. In the event of default, Laurus may require the Company to pay the principal balance and interest on the notes shall automatically be increased by 5%.

The Company retired its $1,000,000 credit facility with Textron Financial Corporation with the proceeds from the Laurus credit facility and entered into a new $500,000 credit facility with Textron secured by a $500,000 letter of credit.

Revolver

The Laurus revolver provides for borrowings of up to the lesser of; (i) $3 million or (ii) 90% of the Company's eligible accounts receivable. The Company borrowed $1,000,000 under the revolving facility on the date of the agreement. The revolving credit facility has a term of three years and accrues interest on outstanding balances at the rate of prime (4.75% as of September 30, 2004) plus 0.75% (with a minimum rate of 4.75%). The Company is permitted to go over its borrowing limit, which is referred to as getting an “overadvance,” if the Company gets the approval of Laurus. These advances typically accrue interest at a rate of 1.5% per month, but until August 2004, the Company is not required to pay this interest amount on any overadvances. In October 2004, Laurus agreed to fund an additional $500,000, which loan was not deemed an overadvance. This credit facility is secured by all of the Company’s assets. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company’s common stock at $1.90 per share and the forgiveness of penalties owed to Laurus in the approximate amount of $153,000 as of October 31, 2004, the Company agreed in October 2004 to reduce the conversion price of the credit facility from $2.91 to $1.00 per share. At the option of the holder, the outstanding balance on the credit facility can be converted into shares of Company common stock at a conversion price of $1.00 per share. In connection with the execution of this credit facility, and in connection with the October 2004 amendment, the Company issued Laurus seven-year warrants to purchase a total of 440,000 shares of Company common stock at exercise prices ranging from $1.90 to $3.32 per share. The Company has the ability to prepay any amounts owed under this credit facility at 115% of the principal amount. The revolving credit facility is secured by all of the assets of the Company. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company paid back the $1,000,000 revolver during the quarter ended June 30, 2004. As of September 30, 2004, the Company had $1,629,002 outstanding under the revolver.

Term Note

The term note has a term of three years. The Company has the option of paying scheduled interest and principal, or prepaying all or a portion of the term note with shares of its common stock at the fixed conversion price of $1.00 per share, provided that the shares are registered with the Securities and Exchange Commission or with cash at 115% of the outstanding balance. Laurus also has the option to convert all or a portion of the term note into shares of the Company's common stock at any time, subject to certain limitations, at a conversion price of $1.00 per share. The term note is secured by a blanket lien on all of the Company’s assets. As of September 30, 2004, the Company had $2,000,000 outstanding under the term note, the maximum amount available.

In conjunction with the Laurus credit facility, Laurus was paid a fee of $219,500 and received a seven-year warrant to purchase up to 440,000 shares of the Company’s common stock at prices ranging from $1.90 to $3.32 per share. The warrants, which are exercisable immediately, were valued at $653,807 using a Black-Scholes option pricing model. The value of these warrants and the fees paid to Laurus were recorded as a discount to the term note and will be amortized over the term of the loan using the effective interest method.

In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Unaudited Consolidated Financial Statements to reclassify the Laurus warrants from additional paid in capital to non-current liabilities and change in fair value derivatives effective September 30, 2004 to reflect the fact that the registration rights agreement into which the company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income. The company determined the fair value of the warrants as follows as of February 23, 2004 (the issuance date):

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

The Company performed the same calculations as of September 30, 2004, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an expected life of 6.4 years; an underlying stock price of $1.04 per share; no dividends; a risk free rate of 3.5%; and volatility of 117%. The resulting aggregate allocated value of the warrants as of September 30, 2004, equaled $238,839. The change in fair value of $179,440 and $414,968 for the three and nine months ended September 30, 2004 and is primarily due to the fair value of the underlying common stock from $2.71 per share to $1.04 per share from February 23 to September 30, 2004.

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

The Notes are hybrid instruments which contain both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS 133. The freestanding derivative financial instruments include the Laurus Warrants, which were valued individually, and totaled $653,807. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability”. The single compound embedded derivative features include the conversion feature within the Notes, the early redemption option, the Contract Rate adjustment and default provision. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as amortized discount) of the Notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Notes, or 36 months.

Compound Embedded Derivative Liability

Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Derivative Liability with Compound Embedded Derivatives was computed at $998,425 and $29,326 at February 23, 2004 and September 30, 2004 respectively. The model replicated the economics of the Notes and applied different events based on various conditions likely to occur over the life of the Note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amounts of the Notes.

Probability-Weighted Expected Cash Flow Methodology

	Compound Embedded Derivative Liability
	February 23, 2004	September 30, 2004
Assumptions	(Inception)
Risk Free interest rate	2.21%	2.89%
Prime Rate
Increasing .25% each quarter of first year	4.00%	4.75%
Timely registration
Increasing by 1% monthly up to 99%	95.00%	99.00%
Default status
Increasing by .1% monthly	5.00%	5.00%
Alternative financing available and exercised
Increasing 2.5% monthly up to 25%	0.00%	0.00%
Trading volume, gross monthly dollars
Monthly increase	2.00%	2.00%
Annual growth rate of stock price	31.80%	31.8%
Future projected volatility	102.00%	117.00%
Ownership limitation
Monthly increase	1.00%	1.00%
Reset Provision
Increasing 5% monthly up to 25%	0.00%	0.00%

The decrease in the fair value of the derivative liability of $118,832 and $969,099 was recorded for the three and nine months ended September 30, 2004.

During the quarter ended September 30, 2004, the Company paid back the original $1,000,000 it had drawn under the revolver during the quarter ended March 31, 2004. Therefore, the Company expensed a portion of the discount recorded in connection with the credit facility resulting in additional non-cash interest expense of approximately $330,000 during the quarter ended June 30, 2004. Total non-cash interest expense for the three and nine months ended September 30, 2004 was $79,106 and $505,618, respectively.

As a result of these contract provisions, the Notes at inception (February 23, 2004) and September 30, 2004 was adjusted as follows:

	February 23, 2004	September 30, 2004
Notional balance	$3,000,000	$3,629,002

Adjustments:
Discount for compound embedded derivatives	(998,425)	(590,737)
Discount for Laurus warrants	(653,807)	(580,491)
Discount for loan costs paid to Laurus	(219,500)	(194,886)
Balance, net of unamortized discount	1,128,268	2,262,888
Less current portion (revolver)	--	(1,629,002)
Balance, net of current portion and unamortized discount	$1,128,268	$633,886

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

In January 2004, the Company sold 1,964,223 shares of its common stock at a price of $1.29 per share, together with five-year warrants to purchase an aggregate of 1,178,535 shares of common stock at an exercise price of $1.89 per share (the “Class A Warrants”), and warrants to purchase 1,090,145 shares of common stock at an exercise price of $1.55 per share (the “Class B Warrants"), expiring on the earlier of fourteen months from the closing date or eight months from the date a registration statement registering the resale of the shares underlying the warrants and the shares becomes effective for an aggregate purchase price of $2,533,850, in a private placement transaction. The Company received proceeds totaling $2,326,481, net of offering costs of $207,369. In addition the Company issued 117,854 Class A Warrants and 109,015 Class B Warrants to vSource as a finders fee.

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

In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Unaudited Financial Statements as of September 30, 2004, to record the warrants as liabilities effective as of January 12 and February 4, 2004, to reflect the fact that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until earlier of the date the warrants are exercised or expire. In accordance EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income. The restatement reduced paid in capital as of September 30, 2004, by $6,089,693, increased common stock warrant liability as of September 30, 2004 by $1,980,886. The decrease in fair value of the warrant liability was $2,153,394 and $4,108,807 for the three and nine months ended September 30, 2004. The Company determined the fair value of the warrants as follows as of January 12 and February 4, 2004 (the issuance date):

The Company used the Black Scholes option-pricing model with the following assumptions: and expected life equal to the contractual term of the warrants; no dividends; a risk free rate of return of 3.5%, which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of 102%. Under these assumptions, the Black Scholes option-pricing model yielded a value of $1.57 for the $1.89 warrants, $1.02 for the $1.55 warrants, 2.36 for the $3.00 warrants and $1.82 for the $2.50 warrants for an aggregate value of $6,089,693.

The Company performed the same calculations as of September 30, 2004, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $1.04 per share; a risk free rate of 3.5%; an expected life equal to the remaining contractual term of the warrants; no dividends; and volatility of 117%. The resulting aggregate allocated value of the warrants as of September 30, 2004 equaled $1,980,886. The change in fair value of $4,108,807 is primarily due to the fair value of the underlying common stock from $2.02 per share to $1.04 per share from January 12 to September 30, 2004.

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

Note 8. Common Stock Warrants

In connection with the equity (Note 7) and debt (Note 6) fundings, the Company issued warrants to acquire common stock at various prices. The following table summarizes the warrants outstanding as of September 30, 2004:

Exercise Price	Financing Date	Outstanding Warrants	Expiration Date
0.70	December 2003	26,166	December 2005
1.55	January 2004	1,199,155	March 2005
1.89	January 2004	1,296,388	January 2009
2.50	February 2004	676,500	February 2006
3.00	February 2004	676,500	February 2009
1.90*	October 2004	150,000	October 2011
3.50*	February 2004	200,000	February 2011
3.19*	February 2004	50,000	February 2011
3.22*	February 2004	40,000	February 2011
Total		4,314,709

All warrants are exercisable at September 30, 2004. The Company has not filed and is not required to file a registration statement for the warrants issued for its December 2003 financing.

* Warrants issued to Laurus Master Fund Ltd. of which require the Company to file a registration statement on November 5, 2004.

Note 9.  Net Income (Loss) Per Share

    Basic and diluted net income (loss) per share is presented in accordance with SFAS No.128 Earnings Per Share. Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method) and convertible notes (on an as-if-converted basis) outstanding during the period. For the three and nine months ended September 30, 2004, shares of 6,900,130 resulting from the assumed exercise of outstanding options and warrants were excluded from the computation of earnings per common share, because the inclusion thereof would be anti-dilutive. The corresponding three and six months ended September 30, 2003 have been excluded as the Company incurred a net loss in those periods, and therefore potential dilutive effects would be anti-dilutive.

    The following table presents the calculation of basic and diluted net income (loss) per share for the three and six months ended September 30, 2004:

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Numerator:
Net income (loss)	$238,538	$(348,568)
Adjustments:
Interest expense, including amortization of debt discout and debt issuance costs	136,199	756,763
Change in fair value of derivatives embedded within convertible debt	(111,832)	(969,099)
	$262,905	$(560,904)
Denominator for basic net income per share:
Weighted average shares outstanding - basic	20,608,067	20,013,588
Effect of dilutive securities:
Stock options	551,589	--
Convertible note	1,030,928	801,833
Weighted average shares outstanding - diluted	22,190,584	20,815,421

Basic net income (loss) per share	$0.01	$(0.02)
Diluted net income (loss) per share	$0.01	$(0.03)

Note 10. Significant Concentration

One customer accounted for approximately 21% of sales for the nine months ended September 30, 2004. No other customers represented more than 10% of sales of the Company for that period. The Company had one customer which had in excess of 10% of the Company’s accounts receivable balance at September 30, 2004. This customer had 13% of the Company’s accounts receivable balance.

Note 11. Restricted Cash

In conjunction with the Company’s credit facility with Textron Financial Corporation (“Textron”), the Company was required to deposit $500,000 in a restrictive cash account and issue Textron a $500,000 letter of credit.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
(Restated)

Dollars $	Consulting Services	Network and Storage Solutions	Communications Deployment	Consolidated
Revenue	41,825	6,685,880	726,583	7,454,288
Segment income(loss)	1,119,096	(322,970)	(557,588)	238,538
Total assets	3,115,915	5,752,326	919,846	9,788,087
Capital expenditures	196,386	105,953	10,169	312,508
Depreciation	18,530	20,548	1,409	40,487

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(Restated)

Dollars $	Consulting Services	Network and Storage Solutions	Communications Deployment	Consolidated
Revenue	88,990	15,416,359	1,455,026	16,960,375
Segment loss	(1,109,369)	(770,000)	(687,937)	(348,568)
Total assets	3,115,915	5,752,326	919,846	9,788,087
Capital expenditures	348,605	263,411	11,286	623,302
Depreciation	29,927	38,017	3,227	71,171

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(Restated)

Dollars $	Consulting Services	Network and Storage Solutions	Communications Deployment	Consolidated
Revenue	216,003	3,658,006	88,444	3,962,453
Segment loss	(97,642)	(133,354)	(2,366)	(233,362)
Total assets	114,939	2,016,309	1,744,950	3,876,198
Capital expenditures	--	2,500	--	2,500
Depreciation	1,258	4,098	814	6,170

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(Restated)

Dollars $	Consulting Services	Network and Storage Solutions	Communications Deployment	Consolidated
Revenue	513,944	9,979,195	88,444	10,581,583
Segment loss	(254,164)	(736)	(2,366)	(257,266)
Total assets	114,939	2,016,309	1,744,950	3,876,198
Capital expenditures	--	10,969	--	8,469
Depreciation	2,515	11,381	814	14,710

The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Note 13. Subsequent Event

On November 3, 2004, eLinear acquired all of the outstanding and issued stock of TanSeco Systems, Inc. a Delaware Corporation (“TanSeco”), from RadioShack corporation, a Delaware corporation (“Radioshack”). TanSeco is a nation wide security solutions company, established over 35 years ago, that provides single source integrated life safety and physical security systems and security monitoring services to commercial customers. Pursuant to this transaction, eLinear offered employment to over 35 RadioShack employees. Concurrently with this transaction, TanSeco entered into a three year services agreement with RadioShack, pursuant to which TanSeco will provide the installation, service, repair and inspection of security, closed circuit television, and fire systems used by RadioShack for the security systems of its more than 5,000 company-owned stores located in the continental United States, Puerto Rico and the U.S. Virgin Islands, Kiosks and other physical locations. In addition to providing services to RadioShack in connection with the service agreement, TanSeco plans to do the following: (i) continue to provide installation, service, repair, and inspection of security, closed circuit television and fire systems to existing customers of TanSeco (ii) seek out and obtain, either independently or through the use of third parties, new customers for TanSeco’s installation, service, repair, and inspection of security closed circuit television and fire systems services; and (iii) either independently or through the use of third parties, provide monitoring services which may include monitoring fire alarms and burglar alarms, to new and existing customers of TanSeco.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND  FINANCIAL CONDITION

The following discussion and analysis of the Company's financial condition as of September 30, 2004, and its results of operations for the nine month periods ended September 30, 2004 and 2003, should be read in conjunction with the audited consolidated financial statements and notes included in eLinear's Form 10-KSB/A (Fourth Amendment) filed with the Securities and Exchange Commission.

OVERVIEW

  The Company's business currently consists of three operating segments:

•
Product fulfillment and network and storage solutions. Through its wholly owned subsidiary, NetView Technologies, Inc.("NetView"), the Company offers a complete solution to its customers for the acquisition, management and configuration of complex storage and network server installations.

•
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

•	Consulting services. The Company offers: (a) consulting services,(b)creative web site design,(c)web site content management software, and (d) technical project management and development services.

  The Company has operated as a technology consulting business since December 1999. It acquired its Internet consulting business as a result of a reverse merger with Imagenuity in 1999. Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services. For the six months ended June 30, 2004, the consulting segment contributed less than 1% of the Company’s revenue. From 1995, its inception, the Company, which at the time was named Kinetics.com, was engaged in marketing proprietary software programs for use on the world wide web of the Internet. Kinetics.com marketed two software programs designed for use on the Web in 1995 and 1996. During 1996, several creditors of Kinetics.com obtained court judgments against it as a result of non-payment of financial obligations and in 1997, Kinetics.com transferred all of its assets to an unaffiliated third party. Subsequent to the asset transfer, the only activities of Kinetics.com consisted of negotiating settlements with its creditors and attempting to identify a suitable acquisition or merger candidate. While Kinetics.com was the survivor in the merger, from an accounting standpoint, the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, it changed its name to eLinear, Inc.

The Company completed the acquisitions of NetView and NewBridge during the last fiscal year. In April 2003, eLinear issued 12,961,979 shares of common stock for all of the outstanding common stock of NetView. After the merger the stockholders of NetView owned approximately 90% of eLinear.

Although NetView became its wholly owned subsidiary, for accounting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. The acquisition resulted in goodwill of $451,920. In March 2004, the Company recorded impairment expense totaling $451,920 related to 100% of the goodwill related to the 2003 eLinear acquisition. In March 2004, the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition. During the three months ended June 30, 2004, the Company recognized only $220 of revenue from the consulting services business segment. Based on projected estimated future cash flows from the reporting unit purchased in 2003, management determined a full impairment charge was required. NetView contributed 92% of eLinear’s revenue for the nine months ended September 30, 2004.

In July 2003, eLinear completed the acquisition of all the outstanding shares of NewBridge. Pursuant to the transaction, eLinear issued 850,000 shares of common stock valued at $1,062,500, using the average of the bid and asked prices on July 31, 2003, and options to purchase 300,000 shares of common stock valued at $274,000, using Black-Scholes, to the shareholders of NewBridge. The acquisition was accounted for using the purchase method of accounting resulting in goodwill of $1,491,102, as restated. In September 2004, the Company recorded impairment expense totaling $391,114 related to a portion of the goodwill related to the NewBridge acquisition. The Company performed a valuation analysis of the discounted projected estimated future cash flows from the reporting unit. Based on the valuation analysis, the Company elected to write down the goodwill for NewBridge to $1,100,000 resulting in the impairment charge. NewBridge contributed 9% of eLinear's revenue for nine months ended September 30, 2004.

The financial information for the nine months ended September 30, 2003 is information derived from the consolidated financial statements of NetView for the nine months ended September 20, 2003, eLinear for the six months ended September 30, 2003 , and NewBridge for the three months ended September 30, 2003.

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

RECENT DEVELOPMENTS

On November 3, 2004, eLinear acquired all of the outstanding and issued stock of TanSeco Systems, Inc. a Delaware Corporation (“TanSeco”), from RadioShack corporation, a Delaware corporation (“Radioshack”). TanSeco is a nation wide security solutions company, established over 35 years ago, that provides single source integrated life safety and physical security systems and security monitoring services to commercial customers. Pursuant to this transaction, eLinear offered employment to over 35 RadioShack employees. Concurrently with this transaction, TanSeco entered into a three year services agreement with RadioShack, pursuant to which, TanSeco will provide the installation, service, repair and inspection of security, closed circuit television, and fire systems used by RadioShack for the security systems of its more than 5,000 company-owned stores located in the continental United States, Puerto Rico and the U.S. Virgin Islands, Kiosks and other physical locations. In addition to providing services to RadioShack in connection with the service agreement, TanSeco plans to do the following: (i) continue to provide installation, service, repair, and inspection of security, closed circuit television and fire systems to existing customers of TanSeco (ii) seek out and obtain, either independently or through the use of third parties, new customers for TanSeco’s installation, service, repair, and inspection of security closed circuit television and fire systems services; and (iii) either independently or through the use of third parties, provide monitoring services which may include monitoring fire alarms and burglar alarms, to new and existing customers of TanSeco

  In January 2004, the Company completed a private offering in which it raised gross proceeds of $2,533,850. In February 2004, the Company completed a private offering in which it raised gross proceeds of $2,460,000. Both of these agreements included warrants, which if exercised would bring in an additional $8,029,621. In each of these offerings the Company issued its common stock at prices below the then market price.

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

  As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company’s common stock at $1.90 per share and the forgiveness of penalties owed to Laurus in the approximate amount of $153,000 as of October 2004, the Company agreed in October 2004 to reduce the conversion price of the credit facility from $2.91 to $1.00 per share. At the option of the holder, the outstanding balance on the credit facility can be converted into shares of Company common stock at a conversion price of $1.00 per share. In connection with the execution of this credit facility, and in connection with the October 2004 amendment, the Company issued Laurus seven-year warrants to purchase a total of 440,000 shares of Company common stock at exercise prices ranging from $1.90 to $3.32 per share. Laurus is limited to owing or beneficially owning a maximum of 4.99% of the Company’s outstanding shares of common stock. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the nor. The Company is not obligated at any time to repurchase any portion of the Laurus conversion shares nor the shares underlying the warrants. The Company filed a registration statement to register the aforementioned shares and shares underlying the warrants with the SEC on November 5, 2004

CRITICAL ACCOUNTING POLICIES

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

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as September 30, 2004 were not designated.

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

Revenue Total revenue for the nine months ended September 30, 2004 was $16,960,375 which was an increase of 60% over the prior year period of $10,581,583. Revenue from the consulting services business segment for the nine months ended September 30, 2004 was $88,990 which was less than 1% of total revenue. The consulting services business segment has seen a significant decline in customer utilization during 2004 and 2003. Due to the significant reduction in customers in consulting services business segment, the Company significantly reduced its number of full-time employees and contract personnel during the 2004 period in order to reduce costs and conserve its limited resources. In addition, the former CEO and primary consultant of the Company resigned in May 2003 and the Company lost its primary consulting customer in March 2004. During February 2004, the Company hired a primary consultant and several consulting engineers and the Company intends to concentrate its efforts on building additional consulting services customer relationships during the current fiscal year and, if successful, add additional personnel to increase its sales. However, there are no guarantees that the Company will be successful in this endeavor. Revenue generated from the network and storage solutions business segment for the nine months ended September 30, 2004 was $15,416,359, which was an increase of $5,437,164 or 54% over the prior year period. The network and storage solutions business segment contributed 91% of total revenue for the current nine month period. The Company was able to increase its revenue over the 2003 period primarily by the addition of sales personnel who had previous customer relationships and has opened a sales office in Dallas, Texas with satellite offices in Austin, Texas and Oklahoma City, Oklahoma. The increase in revenue was due to an increase in the amount of products sold and was not affected by an increase in pricing. The Company intends to focus on adding additional customers and personnel to service these customers. Revenue from the communications deployment business segment for the nine months ended September 30, 2004 was $1,455,026 which was 9% of total revenue. As the acquisition of NewBridge did not occur until July 31, 2003, there was only $88,444 of revenue from the communications deployment segment recognized in the 2003 period.

Of the revenue generated for the three and nine months period ended September 30, 2004, one customer provided in excess of 10% of the Company's revenue with The Methodist Hospital contributing 21% of the revenue. No other customer provided more than 10% of the Company’s revenue for the 2004 period. If the Company were to lose any of these customers, its financial results may be negatively affected.

Cost of sales. Total cost of sales for the and nine months ended September 30, 2004 was $14,647,673 an increase of $5,843,473 or 66%, over the prior year period of $8,804,200. The Company hired a consulting manager to replace its former CEO and added several consulting engineers during the quarter ended March 31, 2004 to begin growing its business through selling these services to its existing client base. Additionally for the network and storage solutions business segment, the cost of hardware and software as a percent of revenue increased from 84% fro the 2003 period to 90% for the 2004 period which was a result of the addition of a major customer which received favorable pricing from the Company. In order to obtain and retain this customer, the Company lowered its standard pricing for resale of computer hardware and software to this customer. The Company was unable to obtain a reduction in the cost of hardware and software purchased from it vendors, resulting in a decrease in its gross margin. This customer became a customer of the Company during the three months ended June 30, 2003. The Company does not anticipate the favorable pricing it has granted this customer will change in the future.

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

      Gross profit. Total gross profit increased from $1,177,383 for the nine months ended September 30, 2003, to $2,312,702 for the nine month ended September 30, 2004. Total gross profit as a percentage of revenue decreased from 16.8% for the nine months and ended September 30, 2004 to 13.6% for the current year period. As previously described, the Company has hired additional personnel in its consulting services business segment in order to market those services to its existing customer base and granted favorable pricing to a major customer which resulted in the decrease in gross profit as a percent of revenue. The Company had not experienced any significant increase in revenue associated with the increased staffing costs during the nine months ended September 30, 2004, but anticipates its revenue and profit margin will improve in the future from this business segment.

Operating expenses. Total operating expenses for the nine month ended September 30, 2004 were $7,422,984, an increase of $5,365,462 or 261% over the prior year period of $2,057,522. The various components of this increase are as follows:

• The Company has added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders, and it has reduced personnel in its consulting services business segment reflecting an increase in the use of subcontractors to execute on projects as opposed to hiring full-time employees. At September 30, 2003, the Company employed 18 which had increased to 70 as of September 30, 2004. Additionally, the Company opened a sales office in Dallas, Texas and satellite offices in Austin, Texas and Oklahoma City, Oklahoma. The net effect was an increase in payroll and related costs of $1,884,366 which costs are composed of payroll, payroll taxes and health insurance.

• Office administration expenses increased from $144,063 for the 2003 period to $1,322,672 for the nine months ended September 30, 2004. The components of office administration are office rent expense, office expenses, staff development and dues and subscriptions. The Company incurred start-up costs when opening its sales office in Dallas, Austin and Oklahoma City and relocated its corporate headquarters in Houston, Texas. The Company does not anticipate these cost will be incurred in the future.

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
.
• In March 2004 the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition. Based on projected future cash flows from the reporting unit, management determined a full impairment charge of $451,925 was required.

▪ In September 2004, the Company recorded impairment expense totaling $391,114 related to a portion of the goodwill related to the NewBridge Technologies, Inc. acquisition in July 2003. The Company performed a valuation analysis of the discounted projected estimated future cash flow from the reporting unit. Based on the valuation analysis, the Company elected to write down the goodwill for NewBridge to $1,100,000 resulting in the impairment charge.

• Other expenses increased from $402,222 for prior year period to $1,498,173 for the current fiscal period. The Company has initiated an investor awareness/marketing program to reach out to current and potential investors and provide them with current news releases and information about eLinear as well as to establish nationwide name recognition to build the “eLINEAR” name brand for future business. This program consists of investor conferences, electronic media distribution, newspaper coverage, third party representation through introduction to institutional entries and radio coverage. The program was designed by in-house eLinear employees. The cost of this program during the nine months ended September 30, 2004 approximated $927,000. The Company has incurred penalties in association with Laurus Master Fund and its financings in January and February 2004 of $102,597 and $370,931, respectively, as a result in delays in its two registration statements filed with the SEC, which penalties are included in the other expenses category a majority of the remaining expenses was the Company’s listing fee to the American Stock Exchange.

Interest Expense. Interest expense for the nine months ended September 30, 2004 increased to $756,763 from $25,603 for the prior year period. Of this amount $505,618 was attributable to amortization of debt discounts associated with the Laurus credit facility and the balance was attributable to the interest charges associated the Laurus credit facility.

Change in fair value of derivative. Derivative liabilities in connection with the Laurus credit facility and common stock warrants resulted in income of $5,492,874 for the nine months ended September 30, 2004.

      Net Loss. The net loss for the nine month ended September 30, 2004,was $348,568 or $0.02 per share basic and diluted, compared to net loss of $257,266 or $0.02 per share basic and diluted, for the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

Changes in cash flow. Net cash used in operating activities for the nine months ended September 30, 2004, was $6,515,813 compared to net cash provided in operating activities of $36,864 for the prior year period. This was an increase of $6,552,677 over the prior year period. The primary components of net cash used in operating in activities for fiscal 2004 were a net loss of $348,568 increases in accounts receivable resulting from increased sales when compared to the prior fiscal period and increased purchases of inventory associated with the increase in sales. The cash used in operating activities also included non-cash charges totaling $3,054,878 an increase in accrued liabilities and accrued penalties of $794,787 which was comprised of accrued fees due to Laurus and investors in the January and February 2004 fundings and accrued payroll. Cash used in investing activities increased to $1,649,104 for the current fiscal period. The Company utilized a portion of the cash received from its sales of common stock to purchase a certificate of deposit in the amount of $500,000 and to place $500,000 in a restrictive account. The Company purchased computer hardware, office equipment and furniture during the current period for its new office and employees totaling $623,302. The Company does not believe it will incur significant purchases in the future. Cash provided by financing activities increased from a use of $55,134 for the prior year fiscal period to $8,039,752 for the current fiscal period. This increase was attributable to sales of common stock of $4,586,103, net proceeds from the Laurus financing agreement of $3,323,758 and the exercise of stock options of $345,594. This was partially offset by the repayment of notes due to Messrs, Allen and Casey of $215,703 and payment of $273,000 in finders fees associated with the Laurus financing agreement.

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

Liquidity. As of September 30, 2004, the Company had cash balances in non-restricted accounts of $924,024 and positive working capital of $3,382,245. In January 2004, the Company completed a private offering and raised gross proceeds of $2,533,850. In February 2004, the Company completed a private offering and raised gross proceeds of $2,460,000. Both of these agreements include warrants, which, if exercised, would raise an additional $8,029,621.

In February 2004, the Company obtained a secured revolving note with Laurus Master Fund, Ltd. ("Laurus"). Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%). The agreement contains two notes: a minimum secured revolving note totaling $2,000,000 and a revolving credit facility totaling $3,000,000 based on eligible accounts receivable. At September 30, 2004, the Company had drawn down $2,000,000 under the term note and $1,629,002 under the revolver.

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

Item 3. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 (Exchange Act”) the Company carried out an evaluation, under supervision and with the participation of management, including its Chief Financial Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As explained in Note 2 to the financial statements included herein, in order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated its unaudited consolidated financial statements as of and for the three months ended September 30, 2004, to reflect a reclassification from equity to liabilities of the warrants and compounded embedded derivatives that the Company issued in February 2004, and to reflect the related change in fair value of the derivatives, as described further in notes 2., 6., and 7. to the financial statements.  Notwithstanding this restatement, the Company's management continues to believe that its disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2004. The Company believes the restatements are a one-time occurrence and are due to the high complexity of the financing transactions and related judgmental accounting issues. The Company does not anticipate entering into any additional complex financing transactions involving embedded derivatives in the future and has hired a Chief Financial Officer.

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

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

On October 12, 2004, with a written consent to action without a meeting of the majority of the shareholders of eLinear, Inc., the following resolutions were deemed to be adopted to the same extent and to have the same force and effect as if adopted by a formal meeting of shareholders of the Company duly called and held for the purpose of adopting and acting upon such resolutions.

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