Form 10KSB/A
period 2004-12-31
ELINEAR INC
filed 2006-04-06
CIK 1001903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A (FIRST AMENDMENT)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

ྑ	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.࿠

Issuer's revenues for the fiscal year ended December 31, 2004, were $24,065,753.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of March 17, 2005, based upon the average bid and asked price as of such date on the American Stock Exchange, was $8,919,733.

The Registrant's common stock outstanding as of March 17, 2005, was 22,212,012 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant is incorporating by reference in Part III of this Form 10-KSB/A certain information contained in the Registrant's definitive proxy statement for its annual meeting of shareholders, which was filed by the Registrant on May 6, 2005.

Transitional Small Business Disclosure Format (Check One): Yesྑ Noྈ

eLINEAR, INC.
INDEX TO FORM 10-KSB/A
December 31, 2004

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends eLinear’s annual report on Form 10-KSB for the year ended December 31, 2004, which was originally filed with SEC on March 18, 2005. The purpose of this Amendment No. 1 is to revise the items set forth below based on comments received from the SEC staff on September 21, 2005. Except as otherwise expressly stated, this Amendment No. 1 does not reflect any events occurring after the filing of the original Form 10-KSB filing, nor does it modify or update in any way the disclosures contained in the original Form 10-KSB filing. This Amendment No.1 continues to speak as of the date of the original Form 10-KSB filing except that eLinear has included as exhibits updated certifications from the Company’s chief executive officer and principal accounting officer, as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. This Amendment No.1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the original Form 10-KSB filing, including any amendments to those filings.

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
   technical developments that make the Company's products or services obsolete;
  changes in the Company's business strategies;
  the level of demand for the Company's products or services; and
  the Company's ability to develop or maintain strategic relationships; and global economic conditions.
     The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

eLinear, Inc., a Delaware corporation (the "Company" or "eLinear"), is a total IT solutions provider of technology consulting, network and storage solutions infrastructure and a provider of digital voice, data, video and security services for both commercial and residential customers. Typically, the Company's customers are Fortune 2000 and Small to Medium Business ("SMB") organizations. The Company's services are offered to companies seeking to increase productivity or reduce costs through investing in technology. A majority of the Company's customers are located in Houston, Texas. The Company's Internet address is http://www.elinear.com. Information contained on the Company's web site is not a part of this report. The Company's stock is traded on the American Stock Exchange under the symbol "ELU".

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

Organizational History

The Company operated as a technology consulting business from December 1999 until its acquisition of NetView in April 2003. It acquired its Internet consulting business as a result of a reverse merger with Imagenuity, Inc. ("Imagenuity") in 1999. Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services. For the fiscal year ended December 31, 2004, the consulting segment contributed less than 1% of eLinear's revenue. From 1995, its inception, the Company, which at the time was named Kinetics.com, was engaged in marketing proprietary software programs for use on the world wide web of the Internet. Kinetics.com marketed two software programs designed for use on the Web in 1995 and 1996. During 1996, several creditors of Kinetics.com obtained court judgments against it as a result of non-payment of financial obligations and in 1997, Kinetics.com transferred all of its assets to an unaffiliated third party. Subsequent to the asset transfer, the only activities of Kinetics.com consisted of negotiating settlements with its creditors and attempting to identify a suitable acquisition or merger candidate. While Kinetics.com was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, the Company changed its name to eLinear, Inc.

    As a result of the demise of such companies as Enron and others in Houston, Texas, IT consulting was extremely limited and in order to grow its business, the Company determined it should expand its offerings and accordingly, acquired NetView, NewBridge and TanSeco.

On April 15, 2003, eLinear issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView. After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. For accounting purposes, the shares issued to eLinear's shareholders were accounted for as the consideration paid by NetView for the acquisition of eLinear and was valued using the stock price on the date issued. The purchase allocation resulted in goodwill of $451,920. NetView's historical financial statements replace eLinear's in the accompanying financial statements.

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

The Company's Products and Services

The Company offers its products and services through four distinct business segments as follows:

1.  Consulting services - the Company offers through this business segment strategic consulting services, creative web site design, web site content management software and technical project management and development services;

2.  Product fulfillment and network and storage solutions - through NetView, the Company offers a complete solution to its customers for the acquisition, management and configuration of complex storage and network server installations;

3.  Communications deployment - through NewBridge, the Company provides structured cabling, which is a set of cabling and connectivity products that integrate the voice, data, video and various management systems of a structure, cabling infrastructure design and implementation, which is the design and implementation of the structured cabling systems, security installation and monitoring and digital services of voice, data and video over fiber optic networks to its residential and commercial customers; and

 4.  Premise security solutions - through TanSeco, the Company has business centered on premise security solutions which includes a three-year contract with RadioShack Corporation to install kiosks throughout the United States, third party 24X7 security monitoring contracts with a variety of commercial customers and project work installing security devices and fiber/cable in client locations across the US.

The products the Company sells are "off the shelf" products and it does not incur expenses associated with research and development. The Company does not intend to incur research and development costs in the future as it relies on its vendors and suppliers of products to provide the product upgrades. The Company will rely on its clients to purchase the upgrades from the Company.

The combination of these four business segments provides a total IT solution to the Company's customers.

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

Sales and Marketing

The Company utilizes its in-house staff of sales and sales support personnel to market its products and services. The Company intends to increase this staff to fully implement its business plan. The Company believes it can obtain a greater market share by cross-selling its products and services to its existing customer base and identifying new customers which can benefit from the Company's total IT solutions products and services. A majority of the Company's customers are located in Houston and Dallas, Texas, however, the Company intends to expand its marketing strategy through acquisitions of complimentary businesses.

With respect to the source of the Company's revenue, the Company had one customer which provided more than 10% of the Company's revenue for the fiscal year ended December 31, 2004.

Competition

The IT marketplace is intensely competitive and subject to rapid technological change. The Company's competitors include other IT solutions firms, Internet professional service firms, software firms, product and service fulfillment companies for the acquisition, management and configuration of storage and network installations and providers of communications deployment. These competitors are national, regional and local, including recognizable companies such as EDS, IBM, CompuCom and Accenture. While the Company competes with many entities that have well established brand names, large customer bases and greater resources than it, it believes that its primary competitors are smaller companies with business plans similar to the Company's that rely upon pre-existing relationships to generate repeat business. The Company anticipates that it will face additional competition from new entrants that provide significant performance, price, creative or other advantages over those offered by the Company. Many of these competitors have greater name recognition and resources than the Company.

The Company's primary focus is on solving well-defined customer problems or providing a need-proven service. It is focused on delivering reliable and effective IT consulting solutions, managed services, software, security solutions, Internet telephony solutions, and network and storage solutions that enable enterprises to restructure and integrate entire business processes, extending them across enterprise boundaries to employees, customers and suppliers. The Company believes that as its line of products, services and solutions grows through internal and external initiatives, its sales force will be presented with cross-selling potential. With appropriate training, its goal is that each customer sales representative will be responsible for selling all of eLinear's offerings.

Customers

One customer accounted for 18% of the Company's revenue for fiscal year 2004. It does not maintain long-term contractual arrangements with any of its customers and, accordingly, there is no assurance that its customers will continue to conduct business with eLinear in the future. The loss of this customer would have a material adverse effect on its business operations. The Company's business model relies upon negotiated sales transactions with its customers on a transaction by transaction basis. Because it does not enter into long-term contracts with its customers, there is no assurance that the Company will be able to conduct repeat business or long-term business with any one of its current customers. The failure of its customers to continue to do business with it would have a material adverse effect on its business operations.

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

Government Regulation

The Company's communications deployment business sometimes requires licensing when dealing with a government agency. NewBridge is licensed by the State of Texas as an alarm installation company. Additionally, NewBridge is in the process of applying for CLEC status to provide voice services. The residential communities that it will provide video and data services for are not in "franchised" areas. The utility easements in which it deploys the infrastructure are public and are therefore unregulated.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive and administrative offices are located at 2901 West Sam Houston Parkway North, Suite E-300, Houston, Texas 77043. It leases these facilities. Its lease covers approximately 25,300 square feet and expires on November 30, 2005. Its lease payments are $19,228 per month for the period October 2004 through April 2005 and $20,240 per month for the period May through November 2005. The Company also has a marketing and sales office in Dallas, Texas. It leases these facilities. Its lease covers approximately 7,186 square feet and expires May 31, 2009. The lease payments are $8,898 per month and includes monthly operating expenses, which will vary based on actual operating expenses of the property. TanSeco leases office and warehouse space in Fort Worth, Texas. The lease covers approximately 7,972 square feet and expires October 31, 2007. The lease payments are $8,304 per month. The Company has no present plans to invest in real estate, real estate mortgages, or persons or entities primarily engaged in real estate activities.

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

On October 17, 2003, the Company filed a civil suit against Jon Ludwig, its former CEO, for the following causes of action: breach of fiduciary duty; negligent misrepresentation; theft of trade secrets; theft/conversion of property; wrongful interference with existing and prospective contracts; and civil conspiracy. This case is currently in the 127th Judicial District in the District Court of Harris County, Texas. Ipath, a direct competitor of the Company and the current employer of defendant Ludwig, was added as an additional defendant. The Company is alleging that IPath conspiracy, wrongful interference with existing and prospective contracts, and fraud for its complicity with Ludwig in the latter's breach of fiduciary duty. The trial date has been set for April 18, 2005.

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

Equity Compensation Plan Information

The following table gives information about the Company's common stock that may be issued upon the exercise of options under its 2000 Stock Option Plan, 2003 Stock Option Plan and 2004 Stock Option Plan as of December 31, 2004, which have been approved by the Company's shareholders, and under compensation arrangements that were not approved by the Company's shareholders.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved by Security Holders	3,481,250		$1.60	828,434
Equity Compensation Plans Not Approved by Security Holders	1,008,333	(1)	5.62	--
Total	4,489,583		$2.50	828,424

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

During December 2004, the Company issued 319,248 shares of common stock to certain investors as forgiveness of penalties of $353,224 associated with the delay in obtaining effectiveness of  the Company's registration statement pursuant to the exemption provided by Section 4(2) of the Securities Act.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company's financial condition as of December 31, 2004, and the Company's results of operations for the years in the two-year period ended December 31, 2004 and 2003, should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere in this report.

Overview

The Company currently consists of four operating segments:

• Consulting services. The Company offers consulting services, creative web site design, web site content management software and technical project management and development services.

•  Product fulfillment and network and storage solutions. Through NetView the Company offers a complete solution to its customers for the acquisition, management and configuration of complex storage and network server installations.

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

The Company operated as a technology consulting business from December 1999 until its acquisition of NetView in April 2003. It acquired its Internet consulting business as a result of a reverse merger with Imagenuity, Inc. (Imagenuity) in 1999. Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services. For the fiscal year ended December 31, 2004, the consulting segment contributed less than 1% of its revenue. Immediately prior to acquiring the business of Imagenuity, eLinear, which at the time was named Kinetiks.com, Inc. (“Kinetiks.com") did not engage in any business activities except for negotiating and compromising debt and searching for merger candidates. While Kinetics.com was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, the Company changed its name to eLinear, Inc.

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

Recent Developments

On February 28, 2005, the Company entered into financing arrangements for a total principal amount of $12 million with Laurus, Iroquois Capital LP (Iroquois), RHP Master Fund (RHP), Basso Private Opportunity Holding Fund Ltd. (Basso Private), and Basso Multi-Strategy Holding Fund Ltd. (Basso Multi), collectively, the (Investors) in which it issued to: (i) Laurus a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 per share; (ii) Iroquois a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 pre share; (iii) RHP a convertible secured note in the principal amount of $1,000,000 and a common stock purchase warrant to purchase up to 150,000 shares of Company common stock at an exercise price of $1.25 per share; (iv) Basso Private a convertible secured note in the principal amount of $220,000 and a common stock purchase warrant to purchase up to 33,000 shares of Company common stock at an exercise price of $1.25 per share; and (v) Basso Multi a convertible secured note in the principal amount of $780,000 and a common stock purchase warrant to purchase up to 117,000 shares of Company common stock at an exercise price of $1.25 per share. The terms between the Company and each of the respective Investors are substantially similar and the Company has agreed to treat each of the Investors pro rata with respect to this financing, including conversion, redemption and payments thereto.

These notes are secured by all of the Company and its subsidiaries' assets. The payment of interest and principal, under certain circumstances, may be made with shares of the Company common stock at a conversion price of no less than $1.00 per share. The Company has agreed to register the resale of the shares of the Company common stock underlying the Investor Notes and the shares issuable upon exercise of the Warrants. The Investor Notes will accrue interest at a rate per annum equal to the prime rate published in the Wall Street Journal plus seventy five basis points, as may be adjusted. The Company has the ability to prepay any amounts owed under these Investors Notes at 110% of the principal amount.

Under the terms of the Investor Notes and related documents, 20% (including applicable fees) of the principal amount of the Investor Notes was provided to Company for immediate use upon the closing of the Investor Notes (Amortizing Principal), the remaining 80% (net of applicable fees) is held in restricted accounts for each respective Investors (Restricted Account). The Company is obligated to make monthly payments, either in cash or stock as determined by the Investor Notes, beginning on June 1, 2005 for the Amortizing Principal, plus applicable interest (the Monthly Payment). The Monthly Payment will be made (i) automatically by a conversion in stock at a Fixed Conversion Price, (ii) at the discretion of the Company at a reduced conversion price, or (iii) in cash paid by the Company at 110% of the Monthly Payment. The Monthly Payments shall be automatically made in Company common stock at the Fixed Conversion Price if (i) the shares of the Company common stock underlying the shares of the Investor Notes are registered; and (ii) the average trading price of the Company common stock for the five days preceding the Monthly Payment is greater than 110% of the Fixed Conversion Price. If the Monthly Payment is not automatically converted into shares of Company common stock because the average trading price of the Company common stock for the five trading days prior to the due date of the Monthly Payment is less than 110% of the Fixed Conversion Price, the Company may, at its discretion, make the Monthly Payment in Company common stock at a conversion price equal to 85% of the average trading price of the Company common stock for the five lowest closing days for the 22 trading days prior to the Company's notice, but in no case shall the conversion price be less than $1.00. As of February 28, 2005 the Fixed Conversion Price is $1.00, subject to adjustment, but in no case less than $1.00.

The Company will receive cash disbursements (less applicable accrued interest) for the amounts held in the Restricted Account after (i) the Amortizing Principal, plus interest, is paid in full, (ii) the shares of the Company common stock underlying the Investor Notes are registered; and (iii) either the Company or the Investor converts any amounts held in the Restricted Accounts into shares of the Company's common stock. If the Company converts the amounts held in the Restricted Account, the amounts shall be converted at either (i) a price equal to 85% of the average of the five lowest closing prices of the Company common stock during the 22 trading days immediately prior to the date of a respective repayment notice if the average closing price of the Company common stock is less than 110% of the Fixed Conversion Price, but in no instance may such shares by converted for less than $1.00; or (ii) at the Fixed Conversion Price, if the average closing price of the Company common stock for the five consecutive trading days immediately preceding the respective repayment notice is greater than or equal to 115% of the Fixed Conversion Price.

The Investors may convert all or any portion of the principal amounts of their respective Investor Notes, including any accrued interest or fees thereon at the Fixed Conversion Price.

Notwithstanding the foregoing, the Company's right to issue shares of its common stock in payment of obligations under the Investor Notes shall be subject to the limitation that the number of aggregate shares of common stock issued to each Investor shall not exceed 25% of the aggregate dollar trading volume of the Company common stock for the 22 trading days immediately preceding the date on which the conversion is to occur. Furthermore, the Investors are not entitled to convert their respective Investor Notes; if the aggregate Investors beneficial ownership of the Company's common stock would exceed pro rata 19.99% of the outstanding shares of common stock of the Company at the time of the conversion.

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

Goodwill

As of December 31, 2004, the Company had $1,100,000 of goodwill, as restated, resulting from the acquisition of NewBridge. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. In September 2004, the Company performed a valuation analysis of the discounted projected estimated future cash flows of NewBridge and the Company elected to write down a portion of the goodwill related to NewBridge. Due to the large amount of goodwill presently on the Company's financial reports, if an impairment is required, the Company's financial condition and results of operations would be negatively affected. During March 2004, the Company recorded an impairment charge of approximately $451,000 related to the goodwill associated with the NetView acquisition.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended by the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company's common stock on the grant date. The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure--an amendment of Financial Accounting Standards Board Statement No. 123. This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its operations and/or financial position.

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

The value of the derivative liabilities relating to the Convertible Note in the financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock, the amount of shares converted by Laurus in connection with the Laurus Convertible Note and exercised in connection with the Warrant outstanding. Consequently, the Company's consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See note 6 and 9 regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as December 31, 2004 were not designated as hedges.

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

Internal Growth

The primary focus internally will be on making strategic hires for its network solutions, IP Telephony solutions and security solutions. This has and will continue to include:

1) account executives that bring to eLinear established relationships with customers; and

2) technical resources and engineers that can assess, architect, design, implement, support and maintain all the different aspects required by the Company's solutions.

Much of the Company's internal growth will also come from leveraging its ability to cross-sell its diverse offerings to its entire customer base. The Company also plans to expand into the geographies that its current customers have presences in, and hence, would be relatively easier than expanding into other geographies without any inroads into them. More specifically, below are some current initiatives being developed:

1)  IP Telephony - the design, architecting, implementation and roll-out of corporate Voice Over Internet Protocol (VOIP) telephone systems integrated with data networks, eliminating the need for traditional switching telephone systems. The Company has identified several account executives and engineers that would enable broader customer coverage. Concurrently, the Company is in the process of upgrading its certification levels with partners in order to provide it with better services, pricing and opportunities, primarily with Cisco Systems;

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

External Growth

The primary focus externally will be on making strategic acquisitions into areas that the Company feels it wants to compete, but will not be able to establish and grow a competitive presence internally. The security systems arena is an area where the Company's acquisitions will be targeted. Intrusion technology firms and security consulting firms that can perform vulnerability assessments, penetration testing and security policy creation represent areas that the Company feels it can be more effective by acquiring into.

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

NetView Acquisition

The acquisition of NetView brought to eLinear customers that need services in the network solutions market, including the design, procurement, implementation, support and maintenance of corporate networks. NetView's customer base ranges from the likes of the Fortune 2000 to Small to Medium Businesses (SMB). Industry verticals that Netview customers are in, and hence are new markets to eLinear, include energy, healthcare, state and local governments, finance and several others. The opportunities acquired are general in nature and there was not any specific opportunity that was deemed material in making this acquisition. Network solutions will be selectively expanded through the hiring of key account executives with long-term, well-established client relationships.

NewBridge Acquisition

The acquisition of NewBridge brought to eLinear customers that need services in the network infrastructure market, including the design, procurement, implementation, support and maintenance of physical network infrastructure such as structured cabling, network access points (drops), secure card access, closed circuit TV, and other services. NewBridge's customer base includes Houston based businesses, large and small, that require physical infrastructure for networks in new facilities, expansions, upgrades and for maintenance of existing facilities. Industry verticals that NewBridge customers are in include energy and state and local governments. Part of the strategic reason for the acquisition was an opportunity to develop infrastructure services for residential communities. Network infrastructure solutions will be selectively expanded through the hiring of key account executives with long-term, well-established commercial client relationships. There is little emphasis on the residential aspect of the infrastructure.

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

Results of Operations

Year Ended December 31, 2004 to Year Ended December 31, 2003

The following table sets forth certain operating information regarding the Company for the years ended December 31, 2004 and 2003:

	2004	2003
	(Restated)
Revenue	$24,065,753	$13,501,140
Cost of revenue	20,476,838	11,367,405
Gross profit	3,588,915	2,133,735
Selling, general and administrative expenses	10,456,866	3,151,263
Depreciation and amortization	151,630	20,290
Loss from operations	(7,019,581)	(1,037,818)
Other income (expense)	3,172,235	15,657
Net loss	$(3,847,346)	$(1,022,161)
Net loss per share - basic and diluted	$(0.19)	$(0.07)

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

Of the revenue generated for the period ended December 31, 2004, one customer provided in excess of 10% of the Company's revenue. This customer provided 18% of the Company's revenue during fiscal 2004. The loss of that customer may have an adverse financial effect on the Company.

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

Operating expenses. Total operating expenses for the year ended December 31, 2004, were $10,608,496, an increase of $7,436,943, or 234%, over fiscal 2003 of $3,171,553. The various components of this increase are as follows

•  The Company has added additional personnel in its network and storage solutions business segment to facilitate the rapid increase in customer orders, and it has reduced personnel in its consulting services business segment, reflecting an increase in the use of subcontractors to execute on projects as opposed to hiring full-time employees. At December 31, 2003, the Company employed 27 which had increased to 116 as of December 31, 2004. Additionally, the Company opened a sales office in Dallas, Texas and satellite offices in Austin, Texas and Oklahoma City, Oklahoma. The net effect was an increase in payroll and related costs of $3,243,203, which costs are composed of payroll, payroll taxes, sales commissions and employee benefits.

•  Office administration expenses increased from $338,674 for the 2003 period to $1,524,253 for the 2004 period. The components of office administration are office rent, office administration, sales and marketing and dues and subscriptions. The Company incurred initial start-up costs when opening its sales offices in Dallas, Austin and Oklahoma City and relocating its corporate headquarters in Houston, Texas. The Company does not anticipate these costs will be incurred in the future.

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

▪ In September 2004, the Company recorded impairment expense totaling $391,102 related to a portion of the goodwill related to the NewBridge acquisition in July 2003. The Company performed a valuation analysis of the discounted projected estimated future cash flows from the reporting unit. Based on the valuation analysis, the Company elected to write down the goodwill for NewBridge to $1,100,000 resulting in the impairment charge.

•  Other expenses increased from $614,504 for prior year to $1,093,286 for the current fiscal period. The Company has initiated an investor awareness/marketing program to reach out to current and potential investors and provide them with current news releases and information about eLinear as well as to establish nationwide name recognition to build the Linear name brand for future business. This program consists of investor conferences, electronic media distribution, newspaper coverage, third party representation through introduction to institutional entities and radio coverage. The program was designed by in-house eLinear employees. The cost of this program during the twelve months ended December 31, 2004 approximated $862,000. The Company has incurred penalties in association with Laurus and its financings in January and February 2004 of $102,597 and $370,931, respectively, as a result in delays in its two registration statements filed with the SEC, which penalties are included in the other expenses category. A majority of the remaining expenses were the Company's listing fee to the American Stock Exchange.

Interest Expense. Interest expense for the year ended December 31, 2004 increased to $614,504 from $30,775 for the prior year. Of this amount approximately $330,000 was attributable to a write-off of debt discounts associated with the Laurus credit facility. The balance was attributable to the amortization of debt discounts and interest charges associated with the Laurus credit facility.

Change in Fair Value of Derivatives. The decrease in derivative liabilities in connection with the Laurus credit facility and common stock warrants resulted in income of $5,325,553 for the year ended December 31, 2004.

Loss on Early Extinguishment of Debt.  The Company recorded a loss of $1,555,347 in connection with the modification of the Laurus credit facility during October 2004.

Net Loss. The net loss for the year ended December 31, 2004 was $3,847,346 or $0.19 per share basic and diluted, compared to a net loss of $1,022,161, or $0.07 per share basic and diluted, for the previous year.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the years ended December 31, 2004 and 2003:

	2004	2003
Net cash used in operating activities	$(7,112,080)	$(1,106,769)
Net cash used in investing activities	$(1,962,163)	$(19,143)
Net cash provided by financing activities	$9,418,629	$1,559,501

Changes in cash flow. Net cash used in operating activities for the year ended December 31, 2004, was $7,112,080 compared to net cash used in operating activities of $1,106,769 for the prior year. This was an increase of $6,005,311 over the prior year. The primary components of net cash used in operating activities for fiscal 2004 were a net loss of $3,847,346, increases in accounts receivable resulting from increased sales when compared to the prior fiscal year and increases in inventory and other current assets. The cash used in operating activities includes net non-cash charges totaling $860,134, an increase in accrued liabilities of $864,891 which was comprised of accrued payables, payroll and sales taxes and an increase in accounts payable. Cash used in investing activities increased to $1,962,163 for the current fiscal year. In November 2004, the Company purchased all the outstanding stock of TanSeco for $750,000 in cash and acquired inventory, fixed assets and security monitoring contracts. The Company purchased computer hardware, office equipment and furniture and incurred leasehold improvements during the current period for its new offices and employees totaling $688,016. The Company does not believe it will incur significant purchases in the future. As part of the Company's loan agreement with Textron, the Company was required to deposit $500,000 in a restricted account in order to obtain a letter of credit. Cash provided by financing activities increased from approximately $1,560,000 during fiscal 2003 to approximately $9,419,000 for the current fiscal year. This increase was attributable to sales of common stock of approximately $4,586,000, net proceeds from the Laurus financing agreement of $4,705,697, and the exercise of stock options and warrants of $615,843. This was partially offset by the repayment of notes due to Messrs. Allen and Casey of $215,703 and payment of $273,000 in finders fees associated with the Laurus financing agreement.

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

New Accounting Pronouncements

During December 2002, the FASB issued SFAS No. 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123). SFAS 148 also amends and augments the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS 148 are effective for fiscal years and interim periods ending after December 15, 2002. The Company has adopted only the disclosure provisions of this statement.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets under certain circumstances) three classes of freestanding financial instruments that represent obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
eLinear, Inc.
Houston, Texas

We have audited the accompanying balance sheet of eLinear, Inc., as of December 31, 2004 and 2003 and the related statements of operations, changes in shareholder’s equity (deficit) and cash flows for each of the two years ended December 31, 2004 and 2003. These financial statements are the responsibility of eLinear's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Notes 3 and 15, the Company restated its prior period financial statements.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
March 3, 2005

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS	(Restated)	(Restated)
Current assets:
Cash	$898,869	$554,483
Cash in restricted accounts	504,580	--
Accounts receivable, net of allowance of $311,569 and $69,289 at
December 31, 2004 and 2003, respectively	5,010,733	1,637,217
Inventory	446,446	190,555
Other current assets	126,316	45,708
Total current assets	6,986,944	2,427,963
Property and equipment, net	805,798	43,662
Other assets:
Goodwill	1,100,000	1,943,022
Contract rights	273,693	--
Deposits	34,616	15,049
Total other assets	1,540,655	1,958,071
Total assets	$9,201,051	$4,429,696

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable, trade	$1,266,738	$1,101,603
Line of credit - revolver	2,784,543	--
Payable to officers	--	36,336
Accrued liabilities	1,049,974	148,747
Warrant liabilities - current	412,174	--
Notes payable, officers	--	215,703
Total current liabilities	5,513,429	1,502,389
Long-term debt (less unamortized discount of $328,780)	1,671,220	--
Compound embedded derivative liability	339,752	--
Warrant liability - non-current	1,950,525	--
Total liabilities	9,474,926	1,502,389
Commitments and contingencies (Note 8)
Shareholders' equity (deficit):
Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued	--	--
Common stock, $.02 par value, 100,000,000 shares authorized,
21,622,598 and 17,020,754 shares issued and outstanding at
December 31, 2004 and 2003, respectively	432,452	340,415
Additional paid-in capital	4,536,758	3,982,631
Accumulated deficit	(5,243,085)	(1,395,739)
Total shareholders' equity (deficit)	(273,875)	2,927,307
Total liabilities and shareholders' equity (deficit)	$9,201,051	$4,429,696

See accompanying notes to consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
	(Restated)
Revenue:
Products	$21,472,050	$12,623,092
Services	2,513,383	878,048
Other	80,320	--
Total revenue	24,065,753	13,501,140

Cost of revenue:
Products	19,194,420	10,840,416
Services	1,282,418	526,989
Total cost of revenue	20,476,838	11,367,405

Gross profit	3,588,915	2,133,735

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	4,787,634	1,544,431
Office administration	1,524,253	338,674
Professional services	2,208,666	526,664
Impairment of goodwill	843,027	--
Other	1,093,286	741,494
Total selling, general and administrative	10,456,866	3,151,263
Depreciation and amortization	151,630	20,290
Total operating expenses	10,608,496	3,171,553

Loss from operations	(7,019,581)	(1,037,818)

Other income (expense):
Interest, net	(614,504)	(30,775)
Change in fair value of derivatives	5,325,553	--
Loss on early extinguishment of debt	(1,555,347)	--
Other	16,533	46,432
Total other income (expense)	3,172,235	15,657
Net loss	$(3,847,346)	$(1,022,161)

Net loss per share:
Basic and diluted	$(0.19)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted	20,289,723	14,382,140

See accompanying notes to consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders' Equity (Deficit)

Balances January 1, 2003	12,961,979	$259,240	$--	$(373,578)	$(114,338)
Stock issued in reverse acquisition	1,043,761	20,875	429,843	--	450,718
Stock issued for cancellation of warrants	134,750	2,695	51,205	--	53,900
Exercise of stock options	573,700	11,474	733,969	--	745,443
Issuance of stock options for forgiveness of debt	--	--	13,188	--	13,188
Stock issued for services	126,000	2,520	340,789	--	343,309
Stock options issued for services	--	--	114,493	--	114,493
Stock issued for cash, net of costs	1,330,564	26,611	811,644	--	838,255
Stock options issued for acquisition	--	--	274,000	--	274,000
Stock issued for acquisition	850,000	17,000	1,213,500	--	1,230,500
Net loss	--	--	--	(1,022,161)	(1,022,161)
Balances, December 31, 2003	17,020,754	340,415	3,982,631	(1,395,739)	2,927,307
Exercise of stock options	312,600	6,252	409,010	--	415,262
Exercise of stock warrants	200,581	4,012	299,992	--	304,004
Stock issued for cash, net of costs	3,194,225	63,884	4,521,908	--	4,585,792
Value assigned to warrants	--	--	(6,089,693)	--	(6,089,693)
Stock issued for services	575,190	11,504	845,980	--	857,484
Stock option expense	--	--	220,091	--	220,091
Stock issued for cancellation of penalties	319,248	6,385	346,839	--	353,224
Net loss	--	--	--	(3,847,346)	(3,847,346)
Balances December 31, 2004 (Restated)	21,622,598	$432,452	$4,536,758	$(5,243,085)	$(273,875)

See accompanying notes to consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
	(Restated)
Cash flows from operating activities:
Net loss	$(3,847,346)	$(1,022,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149,210	20,290
Impairment of goodwill	843,022	--
Bad debt expense	242,280	--
Amortization of debt discounts	356,453	--
Change in fair value of derivatives	(5,325,553)	--
Loss on early extinguishment of debt	1,555,347	--
Stock and stock option based compensation	1,077,575	511,702
Stock issuance and warrant repricing for payment of penalties	506,224	--
Changes in assets and liabilities:
Accounts receivable	(3,615,796)	(311,486)
Inventory	(2,914)	(173,608)
Other current assets	(80,608)	(45,708)
Accounts payable	165,135	(115,517)
Accrued liabilities	864,891	29,719
Net cash used in operating activities	(7,112,080)	(1,106,769)

Cash flows from investing activities:
Purchase of property and equipment	(688,016)	(9,886)
Restricted cash	(504,580)	--
Acquisition of TanSeco	(750,000)	--
Deposits	(19,567)	(9,257)
Net cash used in investing activities	(1,962,163)	(19,143)

Cash flows from financing activities:
Proceeds from notes payable due to officers	--	161,262
Repayment on notes payable due to officers	(215,703)	(185,459)
Proceeds from revolver, net	2,705,697	--
Proceeds from long-term debt	2,000,000	--
Payment of up-front financing costs	(273,000)	--
Proceeds from exercise of stock options and warrants	615,843	745,443
Proceeds from sale of common stock, net	4,585,792	838,255
Net cash provided by financing activities	9,418,629	1,559,501
Net increase in cash	344,386	433,589
Cash and cash equivalents, beginning of year	554,483	120,894
Cash and cash equivalents, end of year	$898,869	$554,483

Non-cash transactions
Issuance of stock in reverse acquisition	$--	$450,718
Issuance of stock acquisition	$--	$1,504,500
Issuance of options for forgiveness of debt	$--	$13,188

See accompanying notes to consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 1. Organization and Nature of Business

eLinear, Inc. (“eLinear” or “the Company”) is a communications, security and compliance company providing integrated technology solutions including information and physical security, IP Telephony and network and storage solutions infrastructure. Typically, the Company's customers are Fortune 2000 and small to medium sized business organizations. eLinear's services are offered to companies seeking to increase productivity or reduce costs through investing in technology. eLinear has a national and international footprint and has its headquarters in Houston, Texas.

On April 15, 2003, eLinear, Inc. issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView Technologies, Inc. (NetView). After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. (See Note 4.)

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

On July 31, 2003, eLinear completed the acquisition of all the issued and outstanding shares of NewBridge Technologies, Inc. (formerly MMGD, Inc.) (NewBridge). (See Note 4.) NewBridge is a digital provider of voice, data, video and security services to residential and commercial developments. These services are over a fiber or wireless infrastructure. NewBridge markets its services through its own sales force and the majority of its revenue is earned in Texas.

On November 3, 2004, eLinear acquired all of the outstanding and issued stock of TanSeco Systems, Inc., a Delaware corporation (TanSeco), from RadioShack Corporation, a Delaware corporation. TanSeco is a nation wide security solutions company, established over 35 years ago, that provides single source, integrated life safety and physical security systems and security monitoring services to commercial customers.

Hereinafter, all references to eLinear include the operations and financial condition of NetView for the two years ended December 31, 2004, and the operations of eLinear consolidated with NetView since April 15, 2003, with NewBridge consolidated since July 31, 2003 and with TanSeco consolidated since November 8, 2004. (see Note 4).

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

e) Income Taxes

The Company accounts for income taxes using the liability method, under which the amount of deferred income taxes is based on the tax effects of the differences between the financial and income tax basis of the Company's assets, liabilities and operating loss carry forwards at the balance sheet date based upon existing tax laws. Deferred tax assets are recognized if it is more likely than not that the future income tax benefit will be realized. Since utilization of net operating loss carry forwards is not assured, no benefit for future offset of taxable income has been recognized in the accompanying financial statements.

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

Network Storage and Solutions Segment - Revenues on the sale of products, which are shipped from eLinear's stock of inventory, are recognized when the products are shipped provided that appropriate signed documentation of the arrangement, such as a signed contract, purchase order or letter of agreement, has been received, the fee is fixed or determinable and collectability is reasonably assured. In accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19 "Recording Revenue Gross as a Principal Versus Net as an Agent", revenue from drop shipments of third-party hardware and software sales are recognized upon delivery, and recorded at the gross amount when eLinear is responsible for fulfillment of the customer order, has latitude in pricing, has risk of loss during shipment of the inventory, incurs credit risk on the receivable and has discretion in the selection of the supplier.  Shipping and handling costs are included in cost of goods sold

Security Solutions Segment - Revenue from the sale of goods and services is recognized as the goods and services are provided. Revenue from security and fire monitoring is recognized monthly pursuant to the monitoring contract.

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

m) Earnings (Loss) Per Share

The Company computes net income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 Earnings Per Share. Basic net loss per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted net income per share is determined in the same manner as basic net income per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's convertible debt and preferred stock.

During the year ended December 31, 2004 options to purchase 4,514,583 shares of common stock, warrants to purchase 4,114,577 shares of common stock and 1,030,928 shares of common stock issuable upon the conversion of the Laurus credit facility were excluded from the calculation of earnings per share since their inclusion would be antidilutive. During the years ended December 31, 2004 and 2003 there was no convertible preferred stock outstanding.

During the year ended December 31, 2003, options to purchase 1,990,183 shares of common stock and warrants to purchase 26,611 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive.

n) Stock-Based Compensation

The Company accounts for compensation costs associated with stock options and warrants issued to employees under the provisions of Accounting Principles Board Opinion No. 25 (APB 25) whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. (See Note 9, Stock Options and Warrants). Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates. During the year ended December 31, 2004, eLinear recognized compensation expense totaling $141,968 under the intrinsic value method for stock options issued to employees and $67,123 under the fair value method for options issued to outside directors. eLinear recognized compensation expense totaling $62,000 in 2003 under the intrinsic value method for stock options issued to employees and $52,493 under the fair value method for options issued to consultants.

Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 2004 and 2003, net loss would have been changed to the pro forma amounts indicated below.

	December 31, 2004	December 31, 2003
	(Restated)
Net loss:
As reported	$(3,847,346)	$(1,022,161)
Stock based compensation under fair value method	(381,224)	(103,768)
Pro forma net loss	$(4,228,570)	$(1,125,929)

Net loss per share - basic and diluted:
As reported	$(0.19)	$(0.07)
Stock based compensation under fair value method	(0.02)	(0.01)
Pro forma net loss per share - basic and diluted	$(0.21)	$(0.08)

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

p) New Accounting Pronouncements

During December 2002, the FASB issued SFAS No. 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123). SFAS 148 also amends and augments the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion 28 "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS 148 are effective for fiscal years and interim periods ending after December 15, 2002. The Company has adopted only the disclosure provisions of this statement.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets under certain circumstances) three classes of freestanding financial instruments that represent obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

q)	Vendor Rebates

Through May 2003, the Company received vendor rebates for achieving certain purchase or sales volume. The Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") is effective for arrangements with vendors initiated on or after January 1, 2003. EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. The provisions of this consensus have been applied prospectively.

The adoption of EITF 02-16 did not have a material impact on the Company's financial statements as a whole.

r) Derivative Financial Instruments

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

The value of the derivative liabilities relating to the Convertible Note in the financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock, the amount of shares converted by Laurus in connection with the Laurus Convertible Note and exercised in connection with the Warrants outstanding. Consequently, the Company's consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See note 6 and 9 regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. A11 derivative financial instruments held by the Company as of December 31, 2004 were not designated as hedges.

s) Advertising Costs

For the years ended December 31, 2004 and 2003, the Company expensed approximately $52,000, and $30,000 respectively.

Reclassifications

Certain amounts as previously presented in the 2003 financial statements have been reclassified to conform to the current year presentation.

Note 3.Restatement of Previously Issued Consolidated Financial Statements

In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles (in particular, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock), and EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments, the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2004, have been restated to reflect a reclassification from equity to liabilities of the warrants that the Company issued in January and February 2004, to reflect the change in fair value of the warrants and compound embedded derivatives since issuance, and to record a loss on early extinguishment of debt as described in Note 6 “Credit Facilities” and Note 9 “Common Stock”. As a result of this correction, the Company’s net loss for the year ended December 31, 2004, decreased from $8,432,712 to $3,715,000 and the Company’s net loss per share decreased from $0.42 to $0.18, basic and diluted.

Following are restated balance sheet, statement of operations and statement of cash flow giving effect to the adjustments described in Note 6 “Credit Facilities” and Note 9 “Common Stock”.

eLINEAR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,		December 31,
	2004	Adjustments	2004
	(Previously Reported)		(Restated)
ASSETS

Total current assets	$6,986,944		$6,986,944
Property and equipment, net	805,798		805,798
Goodwill	1,100,000		1,100,000
Deferred financing costs, net	132,346	(132,346)	--
Contract rights	273,693		273,693
Deposits	34,616		34,616
Total assets	$9,333,397	$(132,346)	$9,201,051

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable, trade	$1,266,738		$1,266,738
Line of credit - revolver	2,784,543		2,784,543
Accrued liabilities	1,049,974		1,049,974
Warrant liability - current	--	412,174	412,174
Total current liabilities	5,101,255	412,174	5,513,429
Long-term debt net	1,399,397	271,823	1,671,220
Compound embedded derivative liability	--	339,752	339,752
Warrant liabilities - non-current	--	1,950,525	1,950,525
Total liabilities	6,500,652	2,974,274	9,474,926
Shareholders’ equity (deficit):
Common stock	432,452		432,452
Additional paid-in capital	12,228,744	(7,691,986)	4,536,758
Accumulated deficit	(9,828,451)	4,585,366	(5,243,085)
Total shareholders’ equity (deficit)	2,832,745	(3,106,620)	(273,875)
Total liabilities and shareholders’ equity (deficit)	$9,333,397	$(132,346)	$9,201,051

eLINEAR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004

	December 31, 2004	Adjustments	December 31, 2004
	(Previously Reported)		(Restated)

Total revenue	$24,065,753		$24,065,753
Total cost of revenue	20,476,838		20,467,838
Gross profit	3,588,915		3,588,915
Operating expenses:
Payroll and related expenses	4,787,634		4,787,634
Office administration	1,524,253		1,524,253
Professional services	2,208,666		2,208,666
Impairment of goodwill	843,027		843,027
Other	1,267,457	(174,171)	1,093,286
Depreciation	151,630		151,630
Total operating expenses	10,782,667	(174,171)	10,608,496
Loss from operations	(7,193,752)	174,171	(7,019,581)
Interest, net	(1,255,493)	640,989	(614,504)
Change in fair value of derivatives	--	5,325,553	5,325,553
Loss on extinguishment of debt	--	(1,555,347)	(1,555,347)
Other	16,533		16,533
Net loss	$(8,432,712)	$4,585,366	$(3,847,346)
Net loss per share:
Basic and diluted	$(0.42)		$(0.19)
Weighted average number of common shares outstanding:
Basic and diluted	20,289,723		20,289,723

eLINEAR, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004

	2004	Adjustments	2004
	(Previously Reported)		(Restated)

Cash flows used in operating activities:
Net loss	$(8,432,712)	4,585,366	$(3,847,346)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	149,210		149,210
Impairment of goodwill	843,022		843,022
Bad debt expense	242,280		242,280
Amortization of debt discounts	658,517	(302,064)	356,453
Change in fair value of derivatives	--	(5,325,553)	(5,325,553)
Loss on early extinguishment of debt	--	1,555,347	1,555,347
Stock and stock option based compensation	1,077,575		1,077,575
Stock issuance and warrant repricing for payment of penalties	680,395	(174,171)	506,224
Beneficial conversion feature of note	338,925	(338,925)	--
Changes in assets and liabilities:
Accounts receivable	(3,615,796)		(3,615,796)
Inventory	(2,914)		(2,914)
Other current assets	(80,608)		(80,608)
Accounts payable	165,135		165,135
Accrued Liabilities	864,891		864,891
Net cash used in operating activities	(7,112,080)		(7,112,080)

Net cash used in investing activities	(1,962,163)		(1,962,163)

Net cash provided by financing activities	9,418,629		9,418,629

Net increase in cash	344,386		344,386
Cash and cash equivalents, beginning of year	554,483		554,483
Cash and cash equivalents, end of year	$898,869		$898,869

Note 4. Acquisitions

On April 15, 2003, eLinear, Inc. issued 12,961,979 shares of common stock for 100% of the outstanding common stock of NetView. After the merger the stockholders of NetView owned approximately 90% of the combined entity. For financial reporting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. For accounting purposes, the outstanding shares of eLinear immediately prior to the acquisition was accounted for as the consideration paid by NetView for the acquisition of eLinear and was valued at $450,718 using the stock price on such date. The excess purchase price over the fair value of net tangible assets was $451,920, all of which was allocated to goodwill. NetView's historical financial statements replace eLinear's in these financial statements.

On July 31, 2003, eLinear completed the acquisition of all the issued and outstanding shares of NewBridge Technologies, Inc (NewBridge), (formerly MMGD, Inc.). Pursuant to the transaction, eLinear issued 850,000 shares of its common stock valued at $1,230,500, using the stock price on the date of the merger, and options to purchase 300,000 shares of common stock valued at $274,000 using Black-Scholes options pricing model to the shareholders of NewBridge. As of the effective date, NewBridge became a wholly-owned subsidiary of eLinear. The acquisition was accounted for using the purchase method of accounting resulting in an excess purchase price over the fair value of net tangible assets of $1,491,102, as restated, all of which was allocated to goodwill.

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

Note 5. Impairment

As of December 31, 2004, the Company had $1,100,000 of goodwill, as restated, resulting from the acquisition of NewBridge. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. In March 2004, the Company recorded impairment expense totaling $451,920 related to 100% of the goodwill recorded with the 2003 NetView acquisition. In March 2004 the consulting services business segment lost its largest consulting contract and the other operations that had been acquired in the acquisition had declined due to the loss of a key employee after the acquisition. Based on projected estimated future cash flows from that business segment, management determined a full impairment charge was required. In September 2004, the Company performed a valuation analysis of the discounted projected estimated future cash flows of NewBridge and the Company elected to write down a portion of the goodwill related to NewBridge. Due to the large amount of goodwill presently on the Company's financial reports, if an impairment is required, the Company's financial condition and results of operations would be negatively affected.

Note 6. Credit Facilities

In February 2004, the Company obtained a secured revolving note with Laurus Master Fund, Ltd. Laurus. Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%). The agreement contains two notes: a minimum secured note totaling $2,000,000 term note and a revolving credit facility totaling $3,000,000 revolver based on eligible accounts receivable.

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

As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. The terms of its agreement with Laurus require it to file the registration statement and have the registration statement declared effective by a definitive period of time, not to exceed 150 days from February 23, 2004, or within 15 days of the Company's current registration statement being declared effective by the SEC, whichever is earlier. The Company's current registration statement was declared effective on September 10, 2004. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 90th day after filing the registration statement, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay Laurus liquidated damages of 1.5% of the principal amount of the convertible portion of the note per month. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company's common stock at $1.90 per share, Laurus forgave approximately $153,000 in penalties. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company's outstanding shares of common stock. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the note. The Company's registration statement filed with the SEC to register the conversion shares and shares underlying the warrants was declared effective by the SEC on December 30, 2004. The Company is not obligated at any time to repurchase any portion of the Laurus conversion shares nor the shares underlying the warrants.

Events of default under the agreements include failure to pay principal, interest or other fees; breach of covenant; breach of representations and warranties, stop trade; default under related agreements; and failure to deliver common stock or replacement notes. In the event of default, Laurus may require the Company to pay the principal balance and interest on the notes shall automatically be increased by 5%

Line of Credit - Revolver

The Laurus revolver provides for borrowings of up to the lesser of; (i) $3 million or (ii) 90% of the Company's eligible accounts receivable. The Company borrowed $1,000,000 under the revolving facility on the date of the agreement. The revolving credit facility has a term of three years and accrues interest on outstanding balances at the rate of prime (5.50% as of December 31, 2004) plus 0.75% (with a minimum rate of 4.75%). The Company is permitted to go over its borrowing limit, which is referred to as getting an overadvance, if the Company gets the approval of Laurus. These overadvances typically accrue interest at a rate of 1.5% per month, but until August 2004, the Company was not required to pay this interest amount on any overadvances. In October 2004, Laurus agreed to fund an additional $500,000, which loan was not deemed an overadvance. This credit facility is secured by all of the Company's assets. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company's common stock at $1.90 per share and the forgiveness of penalties owed to Laurus in the approximate amount of $153,000 as of October 31, 2004, the Company agreed in October 2004 to reduce the conversion price of the credit facility from $2.91 to $1.00 per share. At the option of the holder, the outstanding balance on the credit facility can be converted into shares of Company common stock at a conversion price of $1.00 per share. In connection with the execution of this credit facility, and in connection with the October 2004 amendment, the Company issued Laurus seven-year warrants to purchase a total of 440,000 shares of Company common stock at exercise prices ranging from $1.90 to $3.22 per share. The Company has the ability to prepay any amounts owed under this credit facility at 115% of the principal amount. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company paid back the $1,000,000 revolver during the quarter ended June 30, 2004. As of December 31, 2004, the Company had $2,784,543 outstanding under the revolver.

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

In conjunction with the Laurus credit facility, Laurus was paid a fee of $219,500 and received a seven-year warrant to purchase up to a total of 440,000 shares of the Company's common stock at prices ranging from $1.90 to $3.22 per share. The warrants, which are exercisable immediately, were valued at $653,807 using a modified Black-Scholes option pricing model. The value of these warrants and the fees paid to Laurus were recorded as a discount to the term note and are being amortized over the term of the loan using the effective interest method.

In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Consolidated Financial Statements and the amendment to the note was accounted for as an extinguishment of debt in accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments."  Accordingly, the unamortized discounts aggregating $1,538,924 and the fair value of the additional 150,000 warrants issued in connection with the amendment, amounting to $115,545, were included in the Company's determination of the debt extinguishment recorded in the fourth quarter of fiscal year 2005.  The $1,555,347 aggregate loss from these transactions accounted for as an extinguishment of debt is included in other expenses for the year ended December 31, 2005.

In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Consolidated Financial Statements as of December 31, 2004 to reclassify the Laurus warrants from additional paid in capital to liabilities and interest expense effective December 31, 2004 to reflect the fact that the registration rights agreement into which the company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock”, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income. The Company determined the fair value of the warrants as of the following issuance dates:

February 23, 2004

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

October 20, 2004

The Company used the Black Scholes pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (seven years); no dividends; a risk free rate of 2.78% volatility of 117%. Under the assumptions the Black Scholes option pricing model yielded a value of $0.77 for the $1.90 warrants for an aggregate value of $114,934.

The Company performed the same calculation as of December 31, 2004 to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an expected life of 5.9 to 6.8 years; an underlying stock price of $1.20 per share; no dividends; a risk free rate of 2.78% and volatility of 99%. The resulting aggregate allocated value of the warrants as December 31, 2004, equaled $373,223. The change in fair value of was $395,518 for the year ended December 31, 2004.

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

The Company is also restating the unaudited Consolidated Financial Statements to record embedded derivatives rather a beneficial conversion features previously recorded of $849,207

The Notes are hybrid instruments which contain both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS 133. The freestanding derivative financial instruments include the Laurus Warrants, which were valued individually, and totaled $653,807. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability”. The single compound embedded derivative features include the conversion feature within the Notes, the early redemption option, the Contract Rate adjustment and default provision. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as amortized discount) of the Notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Notes, or 36 months.

Compound Embedded Derivative Liability

Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Compound Embedded Derivative Liability was computed at $998,425 and $339,752 at February 23, 2004 and December 31, 2004 respectively. The model replicated the economics of the Notes and applied different events based on various conditions likely to occur over the life of the Note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amounts of the Convertible Notes.

Probability-Weighted Expected Cash Flow Methodology

	Compound Embedded Derivative Liability
	February 23, 2004	December 31, 2004
Assumptions	(Inception)
Risk Free interest rate	2.21%	3.25%
Prime Rate
Increasing .25% each quarter of first year	4.00%	5.25%
Timely registration
Increasing by 1% monthly up to 99%	95.00%	95.00%
Default status
Increasing by .1% monthly	5.00%	5.00%
Alternative financing available and exercised
Increasing 2.5% monthly up to 25%	0.00%	0.00%
Trading volume, gross monthly dollars
Monthly increase	2.00%	5.00%
Annual growth rate of stock price	31.80%	31.7%
Future projected volatility	102.00%	99.00%
Ownership limitation
Monthly increase	1.00%	1.00%
Reset Provision
Increasing 5% monthly up to 25%	0.00%	0.00%

The decrease in the fair value of the compound embedded derivative liability of $932,630 was recorded as other income for the year ended December 31, 2004.

During the quarter ended June 30, 2004, the Company paid back the original $1,000,000 it had drawn under the revolver during the quarter ended March 31, 2004. Therefore, the Company expensed a portion of the discount recorded in connection with the credit facility resulting in additional non-cash interest expense of approximately $330,000 during the quarter ended June 30, 2004. Total non-cash interest expense for the year ended December 31, 2004 was $592,630.

    As a result of these contract provisions, the Notes at inception (February 23, 2004) and December 31, 2004 was adjusted as follows:

	February 23, 2004	December 31, 2004
Notional balance	$3,000,000	$4,784,543

Adjustments:
Discount for compound embedded derivatives	(998,425)	(328,780)
Discount for Laurus warrants	(653,807)	--
Discount for loan costs paid to Laurus	(219,500)	--
Balance, net of unamortized discount	1,128,268	4,455,763
Less current portion (revolver)	--	(2,784,543)
Balance, net of current portion and unamortized discount	$1,128,268	$1,671,220

In addition to the $219,500 fee paid to Laurus, the Company paid $273,300 in finder’s fees to vSource Capital. The $273,000 was capitalized as deferred financing costs and will be amortized using the effective interest method over the term of the loan agreement.  The balance of approximately $132,000 was expensed in connection with the early extinguishment of the debt.

During February 2004, the Company retired its $1,000,000 line of credit with Textron Financial Corporation with the proceeds from the Laurus credit facility and entered into a new $500,000 credit facility with Textron collateralized with a $500,000 letter of credit.

Note 7. Property and Equipment

Property and equipment consist of the following at December 31, 2004 and 2003:

		December 31,
	Estimated Lives	2004	2003
Vehicles	5 years	$33,807	$12,806
Computer software and equipment	3 years	231,116	72,411
Furniture and equipment	7 years	610,349	20,159
Leasehold improvements	Life of lease	129,549	--
		1,004,821	105,376
Accumulated depreciation		(199,023)	(61,714)
Net property and equipment		$805,798	$43,662

Note 8. Commitments and Contingent Liabilities

Lease Obligations

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

On October 17, 2003, the Company filed a civil suit against Jon Ludwig, its former CEO, for the following causes of action: breach of fiduciary duty; negligent misrepresentation; theft of trade secrets; theft/conversion of property; wrongful interference with existing and prospective contracts; and civil conspiracy. This case is currently in the 127th Judicial District in the District Court of Harris County, Texas. Ipath, a direct competitor of the Company and the current employer of defendant Ludwig, was added as an additional defendant. The Company is alleging that IPath conspiracy, wrongful interference with existing and prospective contracts, and fraud for its complicity with Ludwig in the latter's breach of fiduciary duty. The trial date has been set for April 18, 2005.

On November 11, 2004, the Company filed a demand for arbitration with the American Arbitration Association against McData Corporation for breach of contract relating to the termination of the contract in June 2004. Arbitrators are being appointed and discovery is in the early stage.

Note 9. Common Stock

In February 2004, the Company sold 1,230,000 shares of its common stock at a price of $2.00 per share, together with five-year warrants to purchase an aggregate of 615,000 shares of common stock at an exercise price of $3.00 per share (the Class A Warrants, and warrants to purchase 615,000 shares of common stock at an exercise price of $2.50 per share (the Class B Warrants) expiring on the earlier of two years from the closing date or one year from the date a registration statement registering the resale of the shares underlying the warrants and the shares becomes effective for an aggregate purchase price of $2,460,000, in a private placement transaction. The Company received proceeds totaling $2,257,800, net of offering costs of $202,200. In addition, the Company issued 61,500 Class A Warrants and 61,500 Class B Warrants to vSource1 as a finders fee.

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

In January 2004, the Company sold 1,964,223 shares of its common stock at a price of $1.29 per share, together with five year warrants to purchase an aggregate of 1,178,535 shares of common stock at an exercise price of $1.89 per share (the Class A Warrants), and warrants to purchase 1,090,145 shares of common stock at an exercise price of $1.55 per share (the Class B Warrants), expiring on the earlier of fourteen months from the closing date or eight months from the date a registration statement registering the resale of the shares underlying the warrants and the shares becomes effective for an aggregate purchase price of $2,533,850, in a private placement transaction. The Company received proceeds totaling $2,326,481, net of offering costs of $207,369. In addition, the Company issued 117,854 Class A Warrants and 109,015 Class B Warrants to vSource as a finders fee.

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

In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Consolidated Financial Statements as of December 31, 2004 to record the warrants as liabilities effective as of January 12 and February 4, 2004 to reflect the fact that the registration rights agreement into which the company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income. The restatement reduced paid in capital by $6,089,693 and, increased common stock warrant liability as of December 31, 2004 by $1,989,073. The net decrease in fair value of the warrant liabilities presented as “change in fair value of derivatives” was approximately $3,997,000 for the year ended December 31, 2004. The Company determined the fair value of the warrants as follows as of January 12 and February 4, 2004 (the issuance date):

•
The company used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants; no dividends; a risk free rate of return of 3.5%, which equals the five-year yield on Treasure bonds at constant (or fixed) maturity; and volatility of 102%. Under the assumptions, the Black-Scholes option-pricing model yielded a value of $1.57 for the $1.89 warrants, $1.02 for the $1.55 warrants, $2.36 for the $3.00 warrants and $1.82 for the $2.50 warrants for an aggregate value of $6,089,693.

•
The Company performed the same calculations as of December 31, 2004, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $1.20 per share; a risk free rate of 2.78%; an expected life equal to the remaining contractual term of the warrants, no dividend; and volatility of 99%. The resulting aggregate allocated value of the warrants as of December 31, 2004, equaled $1,989,073. The change in fair value is primarily due to the fair value of the underlying common stock from $2.02 per share to $1.20 per share from January 12 to December 31, 2004.

•
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

    As part of the above financings, the Company agreed to file a registration statement with the SEC in order to register the resale of the shares purchased and the shares issuable upon exercise of the warrants. If (i) the registration statement is not declared effective prior to the 120th day after the closing date of each financing, (ii) the Company fails to respond to the comments provided by the SEC to its registration statement within ten days of receipt of comments; or (iii) the registration statement has been declared effective by the SEC and it ceases to remain continuously effective until all the registered securities are resold, the Company has agreed to pay the investors 1.5% of the aggregate purchase price for the first month, and if the event continues to occur, 2.0% of the purchase price per month thereafter. The Company's registration statement was declared effective by the SEC on September 10, 2004. As settlement for the penalties, the Company issued 319,248 shares of its common stock valued at $353,224 and lowered the exercise price on certain warrants to $1.00 per share and extended the expiration dates.

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

Note 10. Stock Options and Warrants

Stock Option Plans

On March 31, 2000, the directors of the Company approved the 2000 Stock Option Plan (the å2000 Plan) under which up to 1,000,000 shares of the Company's common stock may be issued. The 2000 Plan was approved by the Company's shareholders at its annual shareholder meeting. Under the 2000 Plan, incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Awards under the 2000 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The term of the options granted under the 2000 Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date (incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the common stock's fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company's Board of Directors. Vesting rights will be fixed by the Company's Board of Directors provided, however, that an outside director not have the right to exercise more than 50% of the shares granted until six months after the grant date. As of December 31, 2004, incentive stock options to purchase 639,000 shares exercisable at prices ranging from $0.32 to $2.65 per share that vest immediately to over a four-year period were outstanding. As of December 31, 2004, non-qualified stock options to purchase 187,750 shares exercisable at prices ranging from $0.75 to $39.38 per share that vest immediately to over a four-year period were outstanding. Of these amounts, 229,250 options were vested as of December 31, 2004.

On April 16, 2003, the Board of Directors adopted the 2003 Stock Option Plan (the 2003 Plan), which allows for the issuance of up to 2,000,000 stock options to directors, executive officers, employees and consultants of the Company. The 2003 Plan was approved by the Company's shareholders at its annual shareholder meeting. Under the 2003 Plan, incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Awards under the 2003 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2003 Plan may be either incentive stock option qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The term of the options granted under the 2003 Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date (incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the common stock's fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company's Board of Directors. Vesting rights will be fixed by the Company's Board of Directors. As of December 31, 2004, incentive stock options to purchase 979,500 shares exercisable at prices ranging from $0.67 to $3.25 per share that vest immediately to over a four-year period were outstanding. As of December 31, 2004, non-qualified stock options to purchase 495,000 shares exercisable at $0.50 per share that vest immediately to over a three-year period were outstanding. Of these amounts, 469,325 options were vested as of December 31, 2003. In addition to the options granted pursuant to the 2003 Plan, the Company issued 364,658 shares of its common stock to outside consultants for services.

On February 10, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the 2004 Plan), which allows for the issuance of up to 2,000,000 stock options to directors, executive officers, employees and consultants of the Company. The 2004 Plan was approved by the Company's shareholders at its annual shareholder meeting. Under the 2004 Plan, incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Awards under the 2004 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2004 Plan may be either incentive stock option qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The term of the options granted under the 2004 Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date (incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the common stock's fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company's Board of Directors. Vesting rights will be fixed by the Company's Board of Directors. As of December 31, 2004, incentive stock options to purchase 1,205,000 shares exercisable at prices ranging from $0.90 to $3.10 per share that vest over a four-year period were outstanding. There were no nonqualified stock options outstanding as of December 31, 2004, and none of the options outstanding were exercisable. In addition to the options granted pursuant to the 2004 Plan, the Company issued 162,942 shares of its common stock to outside consultants for services.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2003	1,187,083	$5.44
Granted	1,376,800	0.73
Exercised	(573,700)	1.31
Forfeited	--	--
Expired	--	--
Outstanding, December 31, 2003	1,990,183	3.38
Granted	2,901,500	1.74
Exercised	(312,600)	1.33
Forfeited	(64,500)	0.85
Expired	--	--
Outstanding, December 31, 2004	4,514,583	$2.51
Exercisable, December 31, 2004	1,706,908	$3.79

At December 31, 2004, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.32 to $39.38 and 4.2 years, respectively. The weighted average grant date fair value of the options issued in 2004 and 2003 amounted to $1.74 and $0.73, respectively.

Common Stock Warrants

In connection with the debt (Note 6) and equity (Note 9) fundings, the Company issued warrants to acquire common stock at various prices. The following table summarizes the warrants outstanding as of December 31, 2004:

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

Note 11. Related Party Transactions

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

Note 12. Industry Segments

    The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). At December 31, 2004, the Company's four business units, NetView, NewBridge, eLinear and TanSeco, have separate management teams and infrastructures that offer different products and services;.

	For the Year Ended December 31, 2004 (Restated)
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	106,515	21,753,584	1,827,873	377,781	24,065,753
Segment loss	(1,424,404)	(1,356,590)	(878,379)	(187,973)	(3,847,346)
Total assets	1,730,410	4,726,771	1,781,988	1,094,228	9,333,397
Capital expenditures	343,636	295,113	11,286	37,981	688,016
Depreciation	55,929	66,572	4,703	24,426	151,630

	For the Year Ended December 31, 2003 (Restated)
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	608,370	12,686,133	206,637	--	13,501,140
Segment loss	(717,565)	(216,303)	(88,293)	--	(1,022,161)
Total assets	1,071,083	1,695,284	1,663,329	--	4,429,696
Capital expenditures	--	9,886	--	--	9,886
Depreciation	2,686	15,568	2,036	--	20,290

    The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Note 13. Income Taxes

eLinear has incurred net losses since the merger with NetView (See Note 4.) and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased by approximately $170,000. The cumulative operating loss carry-forward is approximately $6,000,000 and $1,000,000 at December 31, 2004 and 2003, respectively, and will expire in the years 2024 and 2023.

Deferred income taxes consist of the following at December 31, 2004 and 2003:

	December 31,
	2004	2003
Deferred tax assets	$2,000,000	$170,000
Valuation allowance	(2,000,000)	(170,000)
	$--	$--

NetView was an S-Corporation in 2002 and upon the completion of the merger with eLinear (See Note 4.), NetView terminated its S-Corporation status for income tax purposes. The pro forma income tax expense shown in the accompanying financial statements indicates the results as if the Company applied the current policy for income taxes.

Note 14. Significant Concentration

One customer accounted for approximately 18% of sales for the year ended December 31, 2004. No other customers represented more than 10% of sales of the Company for the year ended December 31, 2004. The Company had three customers which had in excess of 10% of the Company's accounts receivable balance at December 31, 2004. These customers had 17%, 11% and 10%, respectively, of the Company's accounts receivable balance.

Note 15. Other Restatement

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

Note 16. Subsequent Events - Unaudited

Funding

On February 28, 2005, the Company entered into financing arrangements for a total principal amount of $12 million with Laurus, Iroquois Capital LP (Iroquois), RHP Master Fund (RHP), Basso Private Opportunity Holding Fund Ltd. (Basso Private), and Basso Multi-Strategy Holding Fund Ltd. (Basso Multi), collectively, the (Investors) in which it issued to: (i) Laurus a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 per share; (ii) Iroquois a convertible secured note in the principal amount of $5,000,000 and a common stock purchase warrant to purchase up to 750,000 shares of Company common stock at an exercise price of $1.25 pre share; (iii) RHP a convertible secured note in the principal amount of $1,000,000 and a common stock purchase warrant to purchase up to 150,000 shares of Company common stock at an exercise price of $1.25 per share; (iv) Basso Private a convertible secured note in the principal amount of $220,000 and a common stock purchase warrant to purchase up to 33,000 shares of Company common stock at an exercise price of $1.25 per share; and (v) Basso Multi a convertible secured note in the principal amount of $780,000 and a common stock purchase warrant to purchase up to 117,000 shares of Company common stock at an exercise price of $1.25 per share. The terms between the Company and each of the respective Investors are substantially similar and the Company has agreed to treat each of the Investors pro rata with respect to this financing, including conversion, redemption and payments thereto.

These notes are secured by all of the Company and its subsidiaries' assets. The payment of interest and principal, under certain circumstances, may be made with shares of the Company common stock at a conversion price of no less than $1.00 per share. The Company has agreed to register the resale of the shares of the Company common stock underlying the Investor Notes and the shares issuable upon exercise of the Warrants. The Investor Notes will accrue interest at a rate per annum equal to the prime rate published in the Wall Street Journal plus seventy five basis points, as may be adjusted. The Company has the ability to prepay any amounts owed under these Investors Notes at 110% of the principal amount.

Under the terms of the Investor Notes and related documents, 20% (including applicable fees) of the principal amount of the Investor Notes was provided to Company for immediate use upon the closing of the Investor Notes (Amortizing Principal), the remaining 80% (net of applicable fees) is held in restricted accounts for each respective Investors (Restricted Account). The Company is obligated to make monthly payments, either in cash or stock as determined by the Investor Notes, beginning on June 1, 2005 for the Amortizing Principal, plus applicable interest (the Monthly Payment). The Monthly Payment will be made (i) automatically by a conversion in stock at a Fixed Conversion Price, (ii) at the discretion of the Company at a reduced conversion price, or (iii) in cash paid by the Company at 110% of the Monthly Payment. The Monthly Payments shall be automatically made in Company common stock at the Fixed Conversion Price if (i) the shares of the Company common stock underlying the shares of the Investor Notes are registered; and (ii) the average trading price of the Company common stock for the five days preceding the Monthly Payment is greater than 110% of the Fixed Conversion Price. If the Monthly Payment is not automatically converted into shares of Company common stock because the average trading price of the Company common stock for the five trading days prior to the due date of the Monthly Payment is less than 110% of the Fixed Conversion Price, the Company may, at its discretion, make the Monthly Payment in Company common stock at a conversion price equal to 85% of the average trading price of the Company common stock for the five lowest closing days for the 22 trading days prior to the Company's notice, but in no case shall the conversion price be less than $1.00. As of February 28, 2005 the Fixed Conversion Price is $1.00, subject to adjustment, but in no case less than $1.00.

The Company will receive cash disbursements (less applicable accrued interest) for the amounts held in the Restricted Account after (i) the Amortizing Principal, plus interest, is paid in full, (ii) the shares of the Company common stock underlying the Investor Notes are registered; and (iii) either the Company or the Investor converts any amounts held in the Restricted Accounts into shares of the Company's common stock. If the Company converts the amounts held in the Restricted Account, the amounts shall be converted at either (i) a price equal to 85% of the average of the five lowest closing prices of the Company common stock during the 22 trading days immediately prior to the date of a respective repayment notice if the average closing price of the Company common stock is less than 110% of the Fixed Conversion Price, but in no instance may such shares by converted for less than $1.00; or (ii) at the Fixed Conversion Price, if the average closing price of the Company common stock for the five consecutive trading days immediately preceding the respective repayment notice is greater than or equal to 115% of the Fixed Conversion Price.

The Investors may convert all or any portion of the principal amounts of their respective Investor Notes, including any accrued interest or fees thereon at the Fixed Conversion Price.

Notwithstanding the foregoing, the Company's right to issue shares of its common stock in payment of obligations under the Investor Notes shall be subject to the limitation that the number of aggregate shares of common stock issued to each Investor shall not exceed 25% of the aggregate dollar trading volume of the Company common stock for the 22 trading days immediately preceding the date on which the conversion is to occur. Furthermore, the Investors are not entitled to convert their respective Investor Notes; if the aggregate Investors beneficial ownership of the Company's common stock would exceed pro rata 19.99% of the outstanding shares of common stock of the Company at the time of the conversion.

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

Stock Option Plan

On December 21, 2004, the Board of Directors adopted the 2005 Stock Option Plan (the 2005 Plan), which allows for the issuance of up to 4,000,000 stock options to directors, executive officers, employees and consultants of the Company. The 2005 Plan must be approved by the Company's shareholders before any stock options may be issued pursuant to the 2005 Plan. Under the 2005 Plan, incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Awards under the 2005 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2005 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The term of the options granted under the 2005 Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date (incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the common stock's fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company's Board of Directors. Vesting rights will be fixed by the Company's Board of Directors. As of December 31, 2004, there were no options outstanding under the 2005 Plan.

Related Party Transaction

On February 18, 2005, the Company borrowed $135,000 from Tommy Allen, vice chairman of the Company. This loan was repaid on March 8, 2005.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 12, 2004, the Company dismissed Malone & Bailey, PLLC as its auditors. Malone & Bailey's audit report on eLinear's consolidated financial statements as of December 31, 2003, and for the year then ended did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles. The Company filed a Report on Form 8-K on October 14, 2004, reflecting that it replaced Malone & Bailey, LLP, as its independent auditor with Lopez, Blevins, Bork & Associates, LLP ("Lopez Blevins"). Members of Lopez Blevins, prior to the formation of Lopez Blevins, performed all the audit-related work while employed with Malone & Bailey, LLP, in connection with conducting eLinear's audit for the fiscal year ended December 31, 2003. Lopez Blevins reaudited eLinear's fiscal year ended December 31, 2003. There were no other changes to the Amended Form 10-KSB for the year ended December 31, 2003, previously filed on September 8, 2004.

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

ITEM 8A. CONTROLS AND PROCEDURES

In accordance with the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal controls over financial reporting that occurred during the year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

As explained in Note 3 to the financial statements included herein, in order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2004, to reflect a reclassification from equity to liabilities of the warrants and compounded embedded derivatives that it issued in February 2004, to reflect the related change in fair value of the derivatives, and to record a loss on early extinguishment of debt as described further in Notes 3., 6., and 9. to the financial statements. Notwithstanding this restatement, the Company's management continues to believe that its disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2004. The Company believes the restatements are a one-time occurrence and are due to the high complexity of the financing transactions and related judgmental accounting issues. The Company does not anticipate entering into any additional complex financing transactions involving embedded derivatives in the future and has hired a Chief Financial Officer.

ITEM 8B. OTHER INFORMATION

In December 2004, the Company issued 319,248 shares of common stock to certain investors as forgiveness of penalties of $353,224 associated with the delay in obtaining effectiveness of a company registration statement.

PART III

ITEM 13. EXHIBITS

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

3.1	Articles of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)

3.2	Bylaws of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)

3.3	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-QSB for the period ended June 30, 2000)

4.1	Specimen of Registrant's Common Stock Certificate (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
10.2	2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000) *

10.2	2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000) *

10.3	Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001) *

10.4	Amended and Restated 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated January 14, 2003) *

10.5	Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)

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

10.20	eLinear, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Definitive Information Statement, dated October 15, 2004) *
10.21	Employment Agreement dated January 15, 2005, with Michael Lewis *

10.22	Amendment to the Security Agreement and Ancillary Agreement with Laurus Master Funs, LLC (incorporated by reference to Exhibit 10.24 to Registrant's Form SB-2 dated November 5, 2004)

10.23	Stock Purchase Agreement of TanSeco Systems, Inc. (incorporated by reference to Exhibit 10.25 to Registrant's Form SB-2 dated November 5, 2004)

10.24	Service Agreement with RadioShack Corporation (incorporated by reference to Exhibit 10.26 to Registrant's Form SB-2 dated November 5, 2004)

10.25
Form of Master Security Agreement, dated as of February 28, 2005, by and between eLinear, Inc., NetView Technologies, Inc., NewBridge Technologies, Inc., TanSeco Systems, Inc. and Investor (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated March 3, 2005)

10.26
Form of Common Stock Purchase Warrant Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K dated March 3, 2005)

10.27	Form of Secured Convertible Term Note, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K dated March 3, 2005)

10.28
Form of Restricted Account Agreement, dated as of February 28, 2005, by and between eLinear, Inc., the bank and Investor (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K dated March 3, 2005)

10.29	Form of Registration Rights Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K dated March 3, 2005)

10.30	Form of Stock Purchase Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.6 to Registrant's Form 8-K dated March 3, 2005)
10.31	Consulting Agreement dated December 22, 2005 with Kevan Casey *
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
21.1	Sunsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Registrant's Form 10-QSB filed with the Commission on December 19, 2003)
23.1	Consent of Lopez, Blevins, Bork & Associates, LLP
31.1	Certification of Michael Lewis
31.2	Certification of Phillip Michael Hardy
32.1	Certification for Sarbanes-Oxley Act of Michael Lewis
32.2	Certification for Sarbanes-Oxley Act of Phillip Michael Hardy

* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

eLINEAR, INC.
By: /s/ Michael Lewis___________
Michael Lewis, Chief Executive Officer
Date: April 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Carl A. Chase	/s/ Tommy Allen

Carl A. Chase Chairman of the Board	Tommy Allen Vice Chairman, Director and Executive Vice President

/s/ Michael Lewis	/s/ J. Leonard Ivins

Michael Lewis Chief Executive Officer and Director	J. Leonard Ivins Corporate Secretary and Director

/s/ Phillip Michael Hardy	/s/ Ryan Cravey

Phillip Michael Hardy Principal Financial and Accounting Officer and Director	Ryan Cravey Director

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

3.1	Articles of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)

3.2	Bylaws of Registrant (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)

3.3	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Registrant's Form 10-QSB for the period ended June 30, 2000)

4.1	Specimen of Registrant's Common Stock Certificate (incorporated by reference to Registrant's Form 10-KSB for the period ended December 31, 1995)
10.2	2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000) *

10.2	2000 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Registrant's Definitive Proxy Statement on Schedule 14A, dated June 30, 2000) *

10.3	Amendment No. 1 to Registrant's 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant's Form S-8, dated July 31, 2001) *

10.4	Amended and Restated 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Form S-8, dated January 14, 2003) *

10.5	Form of Indemnification Agreement for all officers and directors of Registrant (incorporated by reference to Registrant's Form 10-QSB filed with the Commission on October 24, 2000)

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

10.20	eLinear, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Definitive Information Statement, dated October 15, 2004) *
10.21	Employment Agreement dated January 15, 2005, with Michael Lewis *

10.22	Amendment to the Security Agreement and Ancillary Agreement with Laurus Master Funs, LLC (incorporated by reference to Exhibit 10.24 to Registrant's Form SB-2 dated November 5, 2004)

10.23	Stock Purchase Agreement of TanSeco Systems, Inc. (incorporated by reference to Exhibit 10.25 to Registrant's Form SB-2 dated November 5, 2004)

10.24	Service Agreement with RadioShack Corporation (incorporated by reference to Exhibit 10.26 to Registrant's Form SB-2 dated November 5, 2004)

10.25
Form of Master Security Agreement, dated as of February 28, 2005, by and between eLinear, Inc., NetView Technologies, Inc., NewBridge Technologies, Inc., TanSeco Systems, Inc. and Investor (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated March 3, 2005)

10.26
Form of Common Stock Purchase Warrant Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K dated March 3, 2005)

10.27	Form of Secured Convertible Term Note, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K dated March 3, 2005)

10.28
Form of Restricted Account Agreement, dated as of February 28, 2005, by and between eLinear, Inc., the bank and Investor (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K dated March 3, 2005)

10.29	Form of Registration Rights Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K dated March 3, 2005)

10.30	Form of Stock Purchase Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.6 to Registrant's Form 8-K dated March 3, 2005)
10.31	Consulting Agreement dated December 22, 2005 with Kevan Casey *
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)
21.1	Sunsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Registrant's Form 10-QSB filed with the Commission on December 19, 2003)
23.1	Consent of Lopez, Blevins, Bork & Associates, LLP
31.1	Certification of Michael Lewis
31.2	Certification of Phillip Michael Hardy
32.1	Certification for Sarbanes-Oxley Act of Michael Lewis
32.2	Certification for Sarbanes-Oxley Act of Phillip Michael Hardy

* Indicates management contract or compensatory plan or arrangement.