Form 10QSB/A
period 2005-03-31
ELINEAR INC
filed 2006-04-10
CIK 1001903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A (THIRD AMENDMENT)

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

(713) 896-0500
(Issuer's telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒          No ྑ

As of August 5, 2005, there were outstanding 24,566,002 shares of common stock, $.02 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes࿠ No ☒

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-QSB/A amends eLinear’s quarterly report on Form, 10-QSB/A (Second Amendment) for the quarter ended March 31, 2005, which was originally filed with SEC on August 12, 2005. The purpose of this Amendment No. 3 is to revise the items set forth below based on comments received from the SEC staff on September 21, 2005.  Except as otherwise expressly stated, this Amendment No. 3 does not reflect any events occurring after the filing of the original Form 10-QSB/A (Second Amendment) filing, nor does it modify or update in any way the disclosures contained in the original Form 10-QSB/A (Second Amendment) filing. This Amendment No. 3 continues to speak as of the date of the original Form 10-QSB/A (Second Amendment) filing, except that eLinear has included as exhibits updated certifications from the Company’s chief executive officer and principal accounting officer as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. This Amendment No. 3 should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the original Form 10-QSB filing, including any amendments to those filings.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 31,
2005
(Unaudited)
(Restated)
ASSETS

Current assets:
Cash	$1,768,022
Cash in restricted account	504,580
Accounts receivable, net of allowance of $353,897	4,100,621
Inventory	708,070
Other current assets	130,073
Total current assets	7,211,366
Property and equipment, net	776,542
Other assets:
Goodwill	1,100,000
Contract rights	237,994
Deposits	45,221
Total other assets	1,383,215
Total assets	$9,371,123

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable, trade	$1,454,522
Line of credit - revolver	1,949,504
Accrued liabilities	1,985,628
Notes payable and rescission liability	2,736,000
Unamortized debt discounts	(1,952,644)
Compound embedded derivative liabilities	503,090
Warrant liability - current	93,525
Total current liabilities	6,769,625
Long-term debt (net of unamortized discount of $292,616)	1,432,384
Warrant liability - non current	2,118,995
Total liabilities	10,321,004
Shareholders' deficit:
Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued	--
Common stock, $.02 par value, 100,000,000 shares authorized, 22,638,212 shares issued and outstanding	452,764
Additional paid-in capital	5,643,394
Accumulated deficit	(7,046,039)
Total shareholders' deficit	(949,881)
Total liabilities and shareholders' deficit	$9,371,123

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
	(Restated)	(Restated)
Revenue:
Products	$4,860,442	$3,956,625
Services	625,580	218,453
Other	26,253	--
Total revenue	5,512,275	4,175,078
Cost of revenue:
Products	4,270,339	3,514,148
Services	329,418	200,614
Total cost of revenue	4,599,757	3,714,762
Gross profit	912,518	460,316
Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	1,806,743	534,998
Office administration	370,742	229,094
Professional services	410,764	300,991
Impairment of goodwill	--	451,925
Other	1,394,906	372,181
Total selling, general and administrative	3,983,155	1,889,189
Depreciation and amortization	133,051	8,505
Total operating expenses	4,116,206	1,897,694
Loss from operations	(3,203,688)	(1,437,378)
Other income (expense):
Interest, net	(129,827)	(16,252)
Change in fair value of derivatives	1,511,805	(1,926,279)
Other	18,756	--
Total other income (expense)	1,400,734	(1,942,531)
Net loss	$(1,802,954)	$(3,379,909)

Net loss per share:
Basic and diluted	$(0.08)	$(0.20)

Weighted average number of common shares outstanding:
Basic and diluted	22,178,405	16,917,987

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(1,802,954)	$(3,379,909)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	133,044	8,505
Impairment of goodwill	--	451,920
Bad debt expense	42,328	--
Amortization of debt discounts	57,967	27,024
Change fair value in derivatives	(1,511,805)	1,926,279
Stock and stock option based compensation	807,327	239,474
Extension of warrant expiration date	27,871	--
Changes in assets and liabilities:
Accounts receivable	867,784	(915,881)
Inventory	(261,624)	(117,600)
Other current assets	(3,757)	(17,173)
Accounts payable	187,784	(449,032)
Payable to officers	--	(31,336)
Accrued liabilities	935,654	53,820
Net cash used in operating activities	(520,381)	(2,203,909)
Cash flows from investing activities:
Purchase of property and equipment	(68,089)	(50,800)
Certificate of deposit	--	(500,000)
Cash in restricted account	--	(500,000)
Deposits	(10,605)	(13,159)
Net cash used in investing activities	(78,694)	(1,063,959)
Cash flows from financing activities:
Repayment on notes payable due to officers	--	(215,703)
Proceeds from financing agreement	2,736,000	2,539,515
Payment of up-front financing costs	(449,484)	--
Repayment of financing agreement	(835,039)	--
Proceeds from exercise of stock options	16,750	338,150
Proceeds from sale of common stock, net	--	4,584,591
Net cash provided by financing activities	1,468,227	7,246,553
Net increase in cash	869,153	3,978,685
Cash and cash equivalents, beginning of period	898,869	554,483
Cash and cash equivalents, end of period	$1,768,022	$4,533,168

Supplemental cash flow disclosures:
Interest paid	$71,859	$6,342
Supplemental non-cash disclosures:
Debt converted into equity	$275,000	$--

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue, and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Note 2. Restatement of Previously Issued Unaudited Consolidated Financial Statements

In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles (in particular, EITF 00-19, Accounting for derivative Financial Instruments Indexed to, and Potentially Settle In, a Company’s Own Stock), the Company’s Unaudited Consolidated Balance Sheet, Unaudited Consolidated Statement of Operations and Unaudited Consolidated Statement of Cash Flow as of and for the three months ended March 31, 2005 and 2004, have been restated to reflect a reclassification from equity to liabilities of the warrants and compound embedded derivative that the Company issued in January and February 2004, to reflect the change in fair value of the warrants and compound embedded derivative since issuance, and to reflect the loss on early extinguishment of debt at December 31, 2004, as described in Note 6 “Credit Facilities” and Note 7 “Common Stock”. As a result of this correction, the Company’s net loss for the three months ended March 31, 2005 decreased from $3,417,367 to $1,766,790 and the Company’s net loss per share decreased from $0.15 to $0.08 for this period and the Company’s net loss for the three months ended March 31, 2004 increased from $1,480,630 to $3,379,909 and the Company’s net loss per share increased from $0.09 to $0.20, basic and diluted.

The following tables set forth the effects of the restatements described in Note 6 “Credit Facilities” and Note 7 “Common Stock”.

As of and For the Quarter Ended March 31, 2005
	As Previously Restated	Adjustments	As Restated
Balance Sheet
Deferred financing costs	$117,073	$(117,073)	$--
Unamortized debt discounts	(2,659,980)	707,336	(1,952,644)
Compound embedded derivatives liabilities	--	503,091	503,091
Total current liabilities	5,465,674	1,303,951	6,769,625
Long-term debt, net	1,193,696	202,524	1,396,220
Warrant liability - current	--	93,525	93,525
Warrant liability - non-current	--	2,118,995	2,118,995
Additional paid in capital	15,621,880	(9,978,486)	5,643,394
Accumulated deficit	(13,245,818)	6,199,779	(7,046,039)
Total stock holders' equity (deficit)	2,828,826	(3,742,543)	(913,717)

Statement of Operations
Change in fair value of derivatives	$--	$1,511,805	$1,511,805
Interest, net	(232,435)	102,608	(129,827)
Total other income (expense)	(213,679)	1,614,413	1,400,734
Net loss	(3,417,367)	1,611,413	(1,802,954)
Net loss per share - Basic and diluted	($0.15)		($0.08)

Statement of cash flows
Net loss	$(3,417,367)	$1,611,413	$(1,802,954)
Depreciation and amortization	148,317	(15,273)	133,044
Amortization of debt discounts	145,302	(123,499)	21,803
Change in fair value of derivatives	--	(1,511,805)	(1,511,805)

There were no changes in net operating, investing or financing cash flows as a result of this restatement

As of and For the Quarter Ended March 31, 2004
	As Previously Restated	Adjustments	As Restated

Statement of Operations
Change in fair value of derivatives	$--	$(1,926,279)	$(1,926,279)
Interest, net	(43,272)	27,020	(16,252)
Net loss	(1,480,650)	(1,899,259)	(3,379,909)
Net loss per share - Basic and diluted	($0.09)		($0.20)

Statement of cash flows
Net loss	$(1,480,650)	$(1,899,259)	$(3,379,909)
Amortization of discounts	54,044	(27,020)	27,024
Change in fair value of derivatives	--	1,926,729	1,926,729

There were no changes in net operating, investing or financing cash flows as a result of this restatement

Note 3. Stock Options

At March 31, 2005, the Company had stock-based compensation plans, which are more fully described in Note 9 in the Company's Annual Report on Form 10-KSB. In addition, on December 21, 2004, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 4,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company's success. The 2005 Plan must be approved by the Company's shareholders before any stock options may be issued pursuant to the 2005 Plan. As of March 31, 2005, there were no options outstanding under the 2005 Plan. The Company did not grant any options to employees, directors or consultants under any of its stock option plans during the three months ended March 31, 2005.

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

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Net loss, as reported	$(1,802,944)	$(3,379,909)
Add: Stock-based employee compensation included in reported net loss	50,015	--
Stock based compensation under fair value method	(415,190)	--
Pro forma net loss	$(2,168,119)	$(3,379,909)

Net loss per share:
Basic and diluted - as reported	$(0.08)	$(0.20)
Stock based compensation under fair value method	(0.02)	--
Basic and diluted - pro forma	$(0.10)	$(0.20)

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

The value of the derivative liabilities relating to the Notes in the quarterly financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock, the amount of shares converted in connection with the Notes and exercised in connection with the Warrants outstanding. Consequently, the Comapny's consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses.  See Notes 6 and 7 regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of March 31, 2005 were not designated hedges.

Note 5. Impairment

As of March 31, 2005, the Company had $1,100,000 of goodwill resulting from the acquisition of NewBridge. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. In March 2004, the Company recorded impairment expense totaling $451,925 related to 100% of the goodwill recorded with the 2003 NetView acquisition. In March 2004, the consulting services business segment lost its largest consulting contract and the other operations that had been acquired in the acquisition had declined due to the loss of a key employee after the acquisition. Based on projected estimated future cash flows from that business segment, management determined a full impairment charge was required. In September 2004, the Company performed a valuation analysis of the discounted projected estimated future cash flows of NewBridge and the Company elected to write down a portion of the goodwill related to NewBridge of $391,114. Due to the large amount of goodwill presently on the Company's financial reports, if an impairment is required, the Company's financial condition and results of operations would be negatively affected.

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

The Contract Rate shall be adjusted as follows: if (i) eLinear shall have registered the shares of its Common Stock underlying the conversion of all currently issued and outstanding Minimum Borrowing Notes and the Warrant on a registration statement declared effective by the Securities and Exchange Commission and (ii) the volume weighted average price of the Common Stock as reported by Bloomberg L.P. on the principal market for any of the ten (10) trading days immediately preceding any applicable date upon which interest is payable under Section 5 hereof exceeds 125% of the applicable Fixed Conversion Price (as defined in the applicable Minimum Borrowing Note) (the “Specified Percentage”); then Contract Rate for the succeeding calendar month shall automatically be reduced by one hundred basis points (100 b.p.) for such month; provided that for each subsequent incremental twenty-five percent increase above the Specified Percentage, the Contract Rate shall be reduced by an additional two hundred basis pints (200 b.p.) for the succeeding calendar month, but in no event shall the Contract Rate be less than zero percent (0%)

The Company has a redemption option in regard to the Convertible Notes and if exercised, will pay 115% on the principal amount outstanding at the time of such pre-payment.

As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. The terms of its agreement with Laurus required it to file the registration statement and have the registration statement declared effective by a definitive period of time, not to exceed 150 days from February 23, 2004, or within 15 days of the Company's previous registration statement being declared effective by the SEC, whichever is earlier. The Company's previous registration statement was declared effective on September 10, 2004. The Company failed to meet this deadline and as compensation to Laurus, the Company agreed to reduce the conversion price of the credit facility from $2.91 per share to $1.00 per share. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company's common stock at $1.90 per share, Laurus forgave approximately $153,000 in penalties. Laurus is limited to owning or beneficially owning a maximum of 4.99% of the Company's outstanding shares of common stock. In addition, each time the Company borrows $2 million under the credit facility, the Company will be required to file an additional registration statement covering the possible conversion of that amount of the note. The Company's registration statement filed with the SEC to register the conversion shares and shares underlying the warrants was declared effective by the SEC on December 30, 2004. The Company is not obligated at any time to repurchase any portion of the Laurus conversion shares nor the shares underlying the warrants.

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

Line of Credit - Revolver

The Laurus revolver provides for borrowings of up to the lesser of; (i) $3 million or (ii) 90% of the Company's eligible accounts receivable. The Company borrowed $1,000,000 under the revolving facility on the date of the agreement. The revolving credit facility has a term of three years and accrues interest on outstanding balances at the rate of prime (5.50% as of March 31, 2005) plus 0.75% (with a minimum rate of 4.75%). The Company is permitted to go over its borrowing limit, which is referred to as getting an “overadvance,” if the Company gets the approval of Laurus. These overadvances typically accrue interest at a rate of 1.5% per month, but until August 2004, the Company was not required to pay this interest amount on any overadvances. In October 2004, Laurus agreed to fund an additional $500,000, which loan was not deemed an overadvance. This credit facility is secured by all of the Company's assets. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company's common stock at $1.90 per share and the forgiveness of penalties owed to Laurus in the approximate amount of $153,000 as of October 31, 2004, the Company agreed in October 2004 to reduce the conversion price of the credit facility from $2.91 to $1.00 per share. At the option of the holder, the outstanding balance on the credit facility can be converted into shares of Company common stock at a conversion price of $1.00 per share. The Company has the ability to prepay any amounts owed under this credit facility at 115% of the principal amount. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends and share issuance. The Company paid back the $1,000,000 revolver during the quarter ended June 30, 2004. As of March 31, 2005, the Company had $1,949,504 outstanding under the revolver.

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

In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Consolidated Financial Statements and the amendment to the note was accounted for as an extinguishment of debt in accordance with EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments."  Accordingly, the unamortized discounts aggregating $1,538,924 and the fair value of the additional 150,000 warrants issued in connection with the amendment, amounting to $115,545, were included in the Company's determination of the debt extinguishment recorded in the fourth quarter of fiscal year 2004.  The $1,555,347 aggregate loss from these transactions accounted for as an extinguishment of debt is included in other expenses for the year ended December 31, 2004.

In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Unaudited Consolidated financial statements for the quarters ended March 31, 2005 and 2004, to reclassify the Laurus warrants from additional paid in capital to liabilities and to adjust changes in the fair value of derivatives for March 31, 2005 and 2004, to reflect the fact that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as change in fair value of derivatives. The Company determined the fair value of the warrants as follows as of the issuance dates:

February 23, 2004

•
The Company used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (seven years); no dividends; a risk free rate of 3.5%, which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of 102%. Under the assumptions, the Black-Scholes option-pricing model yielded a value of $2.26 for the $3.05 warrants, $2.25 for $3.19 warrants and $2.24 for the $3.32 warrants for an aggregate value of $653,807.

October 20, 2004

•
The Company used the Black Scholes pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (seven years); no dividends; a risk free rate of 2.7%, volatility of 117%. Under the assumptions, the Black-Scholes option pricing model yielded a value of $0.77 for the $1.90 warrants for an aggregate value of $114,934.

The Company performed the same calculations as of March 31, 2004, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $2.99 per share and a risk free rate of 3.5% with all other input assumptions remaining substantially the same as at February 23, 2004. The resulting aggregate allocated value of the warrants as of March 31, 2004, equaled $728,530. The increase in fair value of $74,723 was recorded as change in fair value of derivatives for the three months ended March 31, 2004. For the quarter ended March 31, 2005, the Company used an underlying stock price of $0.84 per share; no dividends; a risk free rate of 3.96%; and volatility of 88%. The resulting aggregate value of the warrants as of March 31, 2005 equaled $211,938. The decrease in fair value from December 31, 2004 to March 31, 2005 was $161,295.

Upon earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded each reporting period. Liquidated damages under the registration rights agreement will be expense as incurred and will be included in operating expenses.

The Company is also restating the unaudited Consolidated Financial Statements to record embedded derivatives rather than a beneficial conversion feature previously recorded.

The Notes are hybrid instruments which contain both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments include the Laurus Warrants, which were valued individually, and totaled $653,807. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability”. The single compound embedded derivative features included the conversion feature within the Notes, the early redemption option, the Contract Rate adjustment and default provision. The value of the single compound embedded liability was bifurcated from the debt-host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as amortized discount) of the Notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Notes, or 36 months.

Compound Embedded Derivative Liability

Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Derivative Liability with Compound Embedded Derivatives was computed at $998,425, $815,281 and $234,347 as of February 23, 2004, March 31, 2004 and March 31, 2005, respectively. The model replicated the economics of the Notes and applied different events based on various conditions likely to occur over the life of the Note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amount of the Notes.

Probability-Weighted Expected Cash Flow Methodology

	Compound Embedded Derivative Liability
	February 23, 2004	March 31, 2004	March 31, 2005
Assumptions	(Inception)
Risk Free interest rate	2.21%	1.99%	3.96%
Prime Rate
Increasing .25% each quarter of first year	4%	4. %	5.75%
Timely registration
Increasing by 1% monthly up to 99%	95%	95%	95%
Default status
Increasing by .1% monthly	5%	5%	5%
Alternative financing available and exercised
Increasing 2.5% monthly up to 25%	0%	0%	0%
Trading volume, gross monthly dollars
Monthly increase	2%	2%	5%
Annual growth rate of stock price	31.8%	31.7%	31.8%
Future projected volatility	102%	102%	88%
Ownership limitation
Monthly increase	1%	1%	1%
Reset Provision
Increasing 5% monthly up to 25%	0%	0%	0%

The decrease in the fair value of the compound embedded derivative liability of $183,144 and $105,405 was recorded as other income for the periods ended March 31, 2004 and March 31, 2005, respectively.

During the quarter ended June 30, 2004, the Company paid back the original $1,000,000 it had drawn under the revolver during the quarter ended March 31, 2004. Therefore, the Company expensed a portion of the discounts recorded in connection with the credit facility on the date the funds were repaid resulting in additional non-cash interest expense of approximately $330,000 during the quarter ended June 30, 2004.

As a result of these contract provisions, the Notes at inception (February 23, 2004) and March 31, 2004 and March 31, 2005 was adjusted as follows:

	February 23, 2004	March 31, 2004	March 31, 2005
Notional balance	$3,000,000	$3,000,000	$3,674,504

Adjustments:
Discount for compound embedded derivatives	(998,425)	(984,010)	(292,616)
Discount for Laurus warrants	(653,907)	(644,467)	--
Discount for loan costs paid to Laurus	(219,500)	(216,331)	--
Balance, net of unamortized discount	1,128,168	1,155,192	3,345,724
Less current portion (revolver)	--	--	(1,949,504)
Balance, net of unamortized discount	$1,128,168	$1,155,902	$1,396,220

In addition to the $219,500 fee paid to Laurus, the Company paid $273,300 in finder’s fees to vSource Capital. The $273,000 was capitalized as deferred financing costs and will be amortized using the effective interest method over the term of the loan agreement.  The consolidated financial statements as of March 31, 2005 have been restated to reflect the early extinguishment of the debt and expense the remaining portion of the deferred finaning costs at December 31, 2004.  The Company recorded an adjustment of approximately $117,000 to reflect this restatement.

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

The interest rate shall be subject to adjustment on the last business day of each month hereafter until the maturity date. If on any maturity date (i) the Company shall have registered under the Securities Act of 1933, the shares of the Common Stock underlying the conversion of the notes and the exercise of the warrants issued on a registration statement declared effective by the Securities and Exchange Commission, and (ii) the market price of the Common Stock as reported by Bloomberg, LP on the principal market for the five (5) consecutive trading days immediately preceding such maturity date exceeds the then applicable Fixed Conversion Price by at least twenty five percent (25%), the interest rate for the succeeding calendar month shall automatically be reduced by 200 basis points (200 b.p.) (2.0%) for each incremental twenty five percent (25%) increase in the market price of the common stock above the then applicable Fixed Conversion Price. In no event shall the interest rate be less than zero percent (0%).

The Company has a redemption option in regard to the Notes and if exercised, will pay 115% on the principal amount outstanding at the time of such pre-payment.

As part of the above note, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion or exercise of the note and warrants. The terms of its agreement with the Investors require it to file the registration statement and have the registration statement declared effective by a definitive period of time, not to exceed 105 days from February 28, 2005. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 105th day after filing the registration statement, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay the Investors liquated damages of 1.25% of the principal amount of the convertible portion of the note per month.

Events of default under the agreements include failure to pay principal, interest or other fees; breach of covenant; breach of representations and warranties, receiver or trustee; judgments; bankruptcy; stop trade; default under related agreements; and failure to deliver common stock or replacement notes and change in control. In the event of default, the Investors may require the Company to pay the principal balance at 115% and interest on the notes shall automatically be increased by 1.5%

In addition to the notes the Company issued 1,800,000 warrants to the Investors. The warrants are exercisable by the Investors until February 28, 2012, at $1.25 per share of Company common stock. All of the warrants are immediately exercisable with no requirement to return to the Company should the initial $2,736,000 not be paid in full.

These notes are secured by all of the Company and its subsidiaries' assets.

In conjunction with the notes, the Investors were paid a fee of $449,484. The warrants, which are exercisable immediately, were valued at $1,213,345 using a Black-Scholes option pricing model. The value of these warrants and the fees paid to the Investors were recorded as a discount to the notes and are being amortized over the term of the loan using the effective interest method.

In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Unaudited Consolidated Financial Statements as of March 31, 2005 to reclassify the 1,800,000 Investor warrants from additional paid-in capital to liabilities and to reflect the changes in fair value of derivatives effective March 31, 2005, to reflect the fact that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in come cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. The Company determined the fair value of the warrants as follows as of February 28, 2005 (the issuance date):

The Company used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (seven years), underlying stock price of $0.90, no dividends ; a risk free rate of 3.96%, which equals the five-year yield on Treasure bonds at constant (or fixed) maturity; and volatility of 88%. Under the assumptions, the Black-Scholes option-pricing model yielded a value of approximately $0.67 for an aggregate value of $1,213,345.

The Company performed the same calculations as of March 31, 2005, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $0.84 per share with all other input assumptions remaining substantially the same as at February 28, 2005. The resulting aggregate allocated value of the warrants as of March 31, 2005, equaled $1,114,216. The change in fair value of  $99,129 was recorded for the three months ended March 31, 2005.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

The Company is also restating the unaudited Consolidated Financial Statements to record embedded derivatives rather than a beneficial conversion feature previously recorded of $1,003,201.

The Notes are hybrid instruments which contain both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments include the Investor Warrants, which were valued individually, and totaled $1,213,345. The various embedded derivate features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability”. The single compound embedded derivative features include the conversion feature within the Notes, the early redemption option, the Contract Rate adjustment, the premium for cash payment, and default provisions. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carry amount (as amortized discount) of the Notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Notes, or 36 months.

Compound Embedded Derivative liability

Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Compound Embedded Derivative Liability was computed at $311,620 and $268,744 as of February 28, 2005 and March 31, 2005 respectively. The model replicated the economics of the Notes and applied different events based on various conditions likely to occur over the life of the Note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amount of the Notes.

Probability-Weighted Expected Cash Flow Methodology

	Compound Embedded Derivative Liability
	February 28, 2005	March 31, 2005
Assumptions	(Inception)
Risk Free interest rate	3.75%	3.96%
Prime Rate
Increasing .25% each quarter of first year	5.5%	5.75%
Timely registration
Increasing by 1% monthly up to 99%	95%	95%
Default status
Increasing by .1% monthly	5%	5%
Alternative financing available and exercised
Increasing 2.5% monthly up to 10%	0%	0%
Trading volume, gross monthly dollars
Monthly increase	5%	5%
Annual growth rate of stock price	31.70%	31.8%
Future projected volatility	88%	88%
Ownership limitation
Monthly increase	1%	1%
Reset Provision
Increasing 5% monthly up to 25%	0%	0%

The decrease in the fair value of the derivative liability of $42,876 was recorded for the period ended March 31, 2005.

As a result of these contract provisions, the Notes at inception (February 28, 2005) and March 31, 2005 was adjusted as follows:

	February 28, 2005	March 31, 2005
Notional balance	$2,736,000	$2,736,000

Adjustments:
Discount for compound embedded derivatives	(311,620)	(308,179)
Discount for Laurus warrants	(1,213,345)	(1,199,945)
Discount for loan costs paid to Laurus	(449,484)	(444,520)
Total discounts	1,974,449	1,952,644
Balance, net of unamortized discount	$761,551	$783,356

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

See “Note 12. ‘Subsequent Events” for a discussion of the July 14, 2005 amendment to the February 28, 2005 financing.

Note 7. Common Stock

The Company issued 275,000 shares of common stock to Laurus during the three months ended March 31, 2005 for conversion of $275,000 principal amount of Laurus' long-term debt.

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

In February 2004, the Company sold 1,230,000 of its common stock at a price of $2.00 per share, together with five-year warrants to purchase an aggregate of 676,500 shares of common stock at an exercise price of $3.00 per share (the “Class A Warrants”), and warrants to purchase 676,500 shares of common stock at an exercised price of $2.50 per share (the “Class B Warrants”) expiring on the earlier of two years from the closing date or one year from the date a registration statement registering the resale of the shares underlying the warrants and the shares becomes effective for an aggregate purchase price of $2,460,000, in a private placement transaction. The Company received proceeds totaling $2,257,800, net of offering cost of $202,200.

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

In January 2004, the Company sold 1,964,223 shares of its common stock at a price of $1.29 per share, together with five-year warrants to purchase an aggregate of 1,178,535 shares of common stock at an exercised price of $1.89 per share (the “Class A Warrants”), and warrants to purchase 1,090,145 shares of common stock at an exercise price of $1.55 per share (the “Class B Warrants”), expiring on the earlier of fourteen months from the closing date or eight months from the date of a registration statement registering the resale of the shares underlying the warrants and the shares become effective for an aggregate purchase price of $2,533,850 in a private placement transaction. The Company received proceeds totaling $2,326,481, net of offering costs of $207,369.

All of the warrants are exercisable immediately. Subject to certain exceptions, in the event that on or before the date on which the warrants are exercised, the Company issues or sells, or is deemed to have issued or sold in accordance with the terms of the warrants, any shares of common stock for consideration per share less than the exercise price of the warrants as then in effect, then the exercise price of the warrants will be adjusted to equal the consideration per share of common stock issued or sold or deemed to have been issued and sold in such dilutive issuance, provided that if such exercise price is adjusted to a $1.00 per share of common stock , any additional issuances shall only further reduce the exercise price of the warrants in accordance with a weighted average formula contained in the warrants.

In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Unaudited Consolidated Financial Statements as of March 31, 2005 and 2004, to record the warrants as liabilities effective as of January 12 and February 4, 2004, to reflect the fact that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income. The restatement reduced paid-in capital as of March 31, 2005 and 2004, by $6,089,693, increased common stock warrant liability as of March 31, 2004 by $8,124,393 and increased other expense and the net loss for the three months ended March 31, 2004 by $2,034,700. The Company determined the fair value of the warrants as follows as of January 12 and February 4, 2004 (the issuance date):

•
The Company used the Black Scholes option-pricing model with the following assumptions; an expected life equal to the contractual term of the warrants; no dividends; a risk free rate of 3.5% which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of 102%. Under these assumptions, the Black Scholes option-pricing model yielded a value of $1.57 for the $1.89 warrants, $1.02 for the $1.55 warrants, $2.36 for the $3.00 warrants and $1.82 for the $2.50 warrants for an aggregate value of $6,089,693.

•
The Company performed the same calculations as of March 31, 2004 to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $2.99 per share and risk free rate of 3.5% with all other input assumptions remaining substantially the same as at January 12 and February 4, 2004. The resulting aggregate allocated value of the warrants as of March 31, 2004 equaled $8,124,393. The change in fair value of $2,034,700 was recorded for the three months ended March 31, 2004, and is primarily due to the fair value of the underlying common stock from $2.02 per share to $2.99 per share from January 12 to March 31, 2004.

For the quarter ended March 31, 2005, the company used an underlying stock price of $0.84, an expected life equal to the contractual term of the warrants; no dividends; risk free rate of 3.96%; and volatility of 88%. The resulting aggregate value of the warrants as of March 31, 2005 equaled $885,973. The decrease in fair value from December 31, 2004 to March 31, 2005 was $1,103,100.

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

As part of the above financings, the Company agreed to file a registration statement with the SEC in order to register the resale of the shares purchased and the shares issuable upon exercise of the warrants. If (i) the registration statement is not declared effective prior to the 120th day after the closing date of each financing (ii) the Company fails to respond to the comments provided by the SEC to its registration statement within ten days of receipt of comments; or (iii) the registration statement has been declared effective by the SEC and it ceases to remain continuously effective until all the registered securities are resold, the Company has agreed to pay the investors 1.5% of the aggregate purchase price for the first month, and if the event continues to occur, 2.0% of the purchase price per month thereafter.  The Company's registration statement was declared effective by the SEC on September 10, 2004.  As settlement for the penalties, the Company issued 319,248 shares of its common stock valued at $354,224 and lowered its exercise price on certain warrants to $1.00 per share and extended the expiration dates.

Note 8. Common Stock Warrants

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

Note 9. Industry Segments

The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). At March 31, 2005, the Company's four business units, NetView, NewBridge, eLinear and TanSeco, have separate management teams and infrastructures that offer different products and services.

For the Three Months Ended March 31, 2005
(Restated)

Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	5,212	4,378,381	319,452	809,230	5,512,275
Segment loss	(998,836)	(495,870)	(29,037)	(279,211)	(1,802,954)
Total assets	2,493,097	3,747,578	1,540,012	1,707,509	9,488,196
Capital expenditures	27,729	24,473	--	15,887	68,089
Depreciation and amortization	24,932	32,918	1,476	73,725	133,051

For the Three Months Ended March 31, 2004
(Restated)

Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	46,945	3,956,625	171,508	--	4,175,078
Segment profit (loss)	(3,361,578)	94,503	(112,834)	--	(3,379,909)
Total assets	4,653,444	3,929,364	1,739,373	--	10,322,181
Capital expenditures	15,375	34,860	565	--	50,800
Depreciation	2,721	4,159	1,626	--	8,505

The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Note 10. Significant Concentration

One customer accounted for approximately 12 % of sales for the three months ended March 31, 2005. No other customers represented more than 10% of sales of the Company for the three months ended March 31, 2005. The Company did not have any customers which had in excess of 10% of the Company's accounts receivable balance at March 31, 2005.

Note 11. Restricted Cash

In conjunction with the Company's credit facility with Textron Financial Corporation, the Company was required to deposit $500,000 in a restricted cash account and issue Textron a $500,000 letter of credit.

Note 12. Subsequent Event

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

The new notes are secured by all of the Company and its subsidiaries' assets. The payment of interest and principal, under certain circumstances, may be made with shares of the Company common stock at a conversion price of no less than $1.00 per share. The new notes will accrue interest at a rate per annum equal to the “prime rate” published in the Wall Street Journal plus seventy five basis points, as may be adjusted. The Company has the ability to prepay any amounts owed under these new notes at 115% of the principal amount. The Company is obligated to make monthly payments, either in cash or stock as determined by the new notes, beginning on August 1, 2005 for the total principal of the new notes, plus applicable interest (the “Monthly Payment”). The Monthly Payment will be made (i) automatically by a conversion in stock at a “Fixed Conversion Price”, (ii) at the discretion of the Company at a reduced conversion price, but no less than $1.00, or (iii) in cash paid by the Company at 101% of the Monthly Payment. The Monthly Payments shall be automatically made, subject to volume limitation, in Company common stock at the Fixed Conversion Price if (i) the shares of the Company common stock underlying the shares of the notes are registered; and (ii) the average trading price of the Company common stock for the five days preceding the Monthly Payment is greater than 110% of the Fixed Conversion Price. If the Monthly Payment is not automatically converted into shares of Company common stock because the average trading price of the Company common stock for the five trading days prior to the due date of the Monthly Payment is less than 110% of the Fixed Conversion Price, the Company may, at its discretion, make the Monthly Payment in Company common stock at a conversion price equal to 85% of the average trading price of the Company common stock for the five lowest closing days for the 22 trading days prior to the Company's notice, but in no case shall the conversion price be less than $1.00. The Fixed Conversion Price is $1.00, subject to adjustment, but in no case reduced to less than $1.00.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company's financial condition as of March 31, 2005, and its results of operations for the three-month periods ended March 31, 2005 and 2004, should be read in conjunction with the audited consolidated financial statements and notes included in eLinear's Form 10-KSB/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Overview

The Company currently consists of four operating segments:

ཙ	Consulting services. The Company offers consulting services, creative web site design, web site content management software and technical project management and development services.

ཙ
Product fulfillment and network and storage solutions. Through NetView the Company offers a complete solution to its customers for the acquisition, management and configuration of complex storage and network server installations.

ཙ
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

ཉ
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

In conjunction with the notes, the Investors were paid a fee of $449,484. The warrants, which are exercisable immediately, were valued at $1,213,345 using Black-Scholes option pricing model. The value of these warrants and the fees paid to the Investors were recorded as a discount to the notes and are being amortized over the term of the loan using the effective interest method.

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

The new notes are secured by all of the Company and its subsidiaries' assets. The payment of interest and principal, under certain circumstances, may be made with shares of the Company common stock at a conversion price of no less than $1.00 per share. The new notes will accrue interest at a rate per annum equal to the “prime rate” published in the Wall Street Journal plus seventy five basis points, as may be adjusted. The Company has the ability to prepay any amounts owed under these new notes at 115% of the principal amount. The Company is obligated to make monthly payments, either in cash or stock as determined by the new notes, beginning on August 1, 2005 for the total principal of the new notes, plus applicable interest (the “Monthly Payment”). The Monthly Payment will be made (i) automatically by a conversion in stock at a “Fixed Conversion Price”, (ii) at the discretion of the Company at a reduced conversion price, but no less than $1.00, or (iii) in cash paid by the Company at 101% of the Monthly Payment. The Monthly Payments shall be automatically made, subject to volume limitation, in Company common stock at the Fixed Conversion Price if (i) the shares of the Company common stock underlying the shares of the notes are registered; and (ii) the average trading price of the Company common stock for the five days preceding the Monthly Payment is greater than 110% of the Fixed Conversion Price. If the Monthly Payment is not automatically converted into shares of Company common stock because the average trading price of the Company common stock for the five trading days prior to the due date of the Monthly Payment is less than 110% of the Fixed Conversion Price, the Company may, at its discretion, make the Monthly Payment in Company common stock at a conversion price equal to 85% of the average trading price of the Company common stock for the five lowest closing days for the 22 trading days prior to the Company's notice, but in no case shall the conversion price be less than $1.00. The Fixed Conversion Price is $1.00, subject to adjustment, but in no case reduced to less than $1.00.

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

In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure--an amendment of Financial Accounting Standards Board Statement No. 123.” This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its operations and/or financial position.

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

The value of the derivative liabilities relating to the Notes in the quarterly financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock, the amount of shares converted in connection with the Notes and exercised in connection with the Warrants outstanding. Consequently, the Company's consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See Note 6 and 7 regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of March 31, 2005 were not designated hedges.

Results of Operations and Financial Condition

Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

The following table sets forth certain operating information regarding the Company for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Revenue	$5,512,275	$4,175,078
Cost of revenue	4,599,757	3,714,762
Gross profit	912,518	460,316
Selling, general and administrative expenses	3,983,155	1,889,189
Depreciation and amortization	133,051	8,505
Loss from operations	(3,203,688)	(1,437,378)
Other income (expense)	1,400,734	(1,942,531)
Net loss	$(1,802,954)	$(3,379,909)
Net loss per share - basic and diluted	$(0. 08)	$(0.20)

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

Of the revenue generated for the three months ended March 31, 2005, one customer provided in excess of 10% of the Company's revenue. This customer provided 12% of the Company's revenue during the 2005 period. The loss of that customer may have an adverse financial effect on the Company.

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

The primary component of the increase in cost of revenue was the cost of procuring hardware and software to fill an expanded number of customer orders. The cost of hardware and software as a percent of revenue decreased from 89% for 2004 period to 88% for fiscal 2004. The Company's principal suppliers of hardware and software products are Hewlett Packard and Cisco. The Company anticipates they will continue to be its principal suppliers in the future. Total cost of products amounted to $4,270,339 for the 2005 period. The Company anticipates that cost of revenue will increase as revenue increases.

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

▪	Depreciation and amortization increased from $8,505 for the 2004 period to $148,317 for the 2005 period and is comprised of depreciation of fixed assets acquired during the 2004 period and amortization of deferred costs financing which were not incurred during the 2004 period.

        Interest Expense. Interest expense for the three months ended March 31, 2005, increased to $129,827 from $16,252 for the prior year. The increase was attributable to the amortization of debt discounts and interest charges associated with the Company's 2004 and 2005 fundings.

Change in fair value of derivatives. Derivative liabilities in connection with the 2005 and 2004 credit facilities and common stock warrants resulted in income of $1,511,805 for the quarter ended March 31, 2005 and expense of $1,926,279 for the quarter ended March 31, 2004. The significant difference is primarily due to the significant decrease in the Company’s stock price.

Net Loss. The net loss for the three months ended March 31, 2005 was $1,802,954 or $0.08 per share basic and diluted, compared to a net loss of $3,379,909, or $0.20 per share basic and diluted, for the previous year.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Net cash used in operating activities	$(520,381)	$(2,203,909)
Net cash used in investing activities	$(78,694)	$(1,063,959)
Net cash provided by financing activities	$1,468,227	$7,246,553

Changes in cash flow. Net cash used in operating activities for the three months ended March 31, 2005, was $520,381 compared to net cash used in operating activities of $2,203,909 for the prior year period. This was a decrease of $1,683,528 over the prior year period. The Company reported a net loss of $1,802,954 and an increase in inventory associated with increased sales of $261,624 and net non-cash items totaling $443,268, collections of accounts receivable of $867,784 and increases in accounts payable and accrued liabilities of $187,784 and $935,654, respectively.  Cash used in investing activities was $78,694 for the current year period compared to $1,063,959 for the prior year period. The Company purchased property and equipment of $68,089 during the current year period and incurred deposits of $10,605. Cash provided by financing activities decreased from approximately $7,246,553 during the 2004 period to approximately $1,468,227 for the current year period. The Company obtained the right to up to $12,000,000, of which $9,264,000 is held in restricted accounts which are in the sole dominion and control of the Investor, and was required to pay up-front financing fees to the lenders of $449,484. The Company also paid $835,039 principal amount on its Laurus credit facility and received cash of $16,750 through the exercise of stock options.

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

On February 28, 2005, the Company entered into financing arrangements for a total principal amount of $12 million as described in - “Recent Developments”. Of this financing $2,736,000 gross proceeds has been funded to the Company and $9,264,000 may be funded upon satisfaction of certain conditions, of which there can be no assurance that this will occur. See Note 12. “Subsequent Event” for a discussion of the supplement to the February 2005 funding

The Company believes it has sufficient capital to fund operations through the end of June 2005. Thereafter, the Company will be required to obtain access to the restricted cash or other financing. If the Company is required to obtain additional financing, it will be required to do so on a best efforts basis, as it currently has no commitments for any further financing.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, supersedes APB No. 25, and requires companies to recognize the cost of employee stock options and other awards of stock-based compensation based on the fair value of the award as of the grant date. The effective date of this pronouncement is as of the beginning of the first interim or annual period that begins after June 15, 2005. The adoption of FASB No. 123R will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company does not believe the adoption of SFAS No. 151 will have a material impact on the consolidated financial position, results of operations and cash flows.

Item 3.  Controls and Procedures

In accordance with the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

As explained in Note 2 to the financial statements included herein, in order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated its unaudited consolidated financial statements as of and for the three ended March 31, 2005, to reflect a reclassification from equity to liabilities of the warrants and compounded embedded derivatives that the Company issued in February 2004 and 2005, to reflect the related change in fair value of the derivatives, and  to reflect the loss on early extinguishment of debt at December 31, 2004 as described further in Notes 2., 6., and 7. to the financial statements. Notwithstanding this restatement, the Company's management continues to believe that its disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2005. The Company believes the restatements are a one-time occurrence and are due to the high complexity of the financing transactions and related judgmental accounting issues. The Company does not anticipate entering into any additional complex financing transactions involving embedded derivatives in the future and has hired a Chief Financial Officer.

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

10.20	eLinear, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Definitive Information Statement, dated October 15, 2004) *
10.21	Employment Agreement dated January 15, 2005, with Michael Lewis (incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-KSB, dated March 18, 2005) *
10.22	Amendment to the Security Agreement and Ancillary Agreement with Laurus Master Funs, LLC (incorporated by reference to Exhibit 10.24 to Registrant's Form SB-2 dated November 5, 2004)
10.23	Stock Purchase Agreement of TanSeco Systems, Inc. (incorporated by reference to Exhibit 10.25 to Registrant's Form SB-2 dated November 5, 2004)
10.24	Service Agreement with RadioShack Corporation (incorporated by reference to Exhibit 10.26 to Registrant's Form SB-2 dated November 5, 2004)
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

10.29	Form of Registration Rights Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K dated March 3, 2005)
10.30	Form of Stock Purchase Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.6 to Registrant's Form 8-K dated March 3, 2005)
10.31	Consulting Agreement dated December 22, 2005 with Kevan Casey (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-KSB, dated March 18, 2005) *
10.32	Form of Supplement, dated July 14, 2005, by and between Company and Investor. (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated July 20, 2005).
10.33	Form of Warrant, dated as of July 14, 2005, by and between eLinear, Inc. and Investor. . (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated July 20, 2005).
10.34	Form of Warrant, dated as of July 14, 2005, by and between eLinear, Inc. and Investor. . (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated July 20, 2005).
10.35
Form of Amended and Restated Secured Convertible Term Note, dated as of July 14, 2005, by and between the eLinear, Inc. and Investor. (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated July 20, 2005).

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

eLINEAR, INC.

Date: April 10, 2006	By:	/s/ Michael Lewis
Michael Lewis
Chief Executive Officer

eLINEAR, INC.

Date: April 10, 2006	By:	/s/ Phillip Michael Hardy
Phillip Michael Hardy
Principal Financial and Accounting Officer