Form 10QSB/A
period 2005-06-30
ELINEAR INC
filed 2006-04-11
CIK 1001903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A (SECOND AMENDMENT)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

ྑ	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

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

eLINEAR, INC.
AND SUBSIDIARIES
INDEX TO FORM 10-QSB/A
June 30, 2005

Page No.

EXPLANATORY NOTE

    This amendment No. 2 Form 10-QBS/A amends eLinear’s quarterly report on Form 10-QSB/A (First Amendment) for the quarter ended June 30, 2005, which was originally filed with the SEC on September 2, 2005. The purpose of this Amendment No. 2 is to revise the items set forth below based on comments received from the SEC staff on September 21, 2005. Except as otherwise expressly stated, this Amendment No. 2 does not reflect any events occurring after the filing of the original Form 10-QSB/A (First Amendment) filing, nor does it modify or update in any way the disclosures contained in the original Form 10-QSB/A (First Amendment) filing. This Amendment No. 2 continues to speak as of the date of the original Form 10-QSB/A (First Amendment) filing, except that eLinear has included as exhibits updated certifications from the Company’s chief executive officer and principal accounting officer as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively. This Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the original Form 10-QSB filing, including any amendments to those filings.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

June 30,
2005
(Unaudited)
(Restated)
ASSETS
Current assets:
Cash	$361,751
Cash in restricted account	504,580
Accounts receivable, net of allowance of $355,303	5,977,203
Inventory	812,222
Other current assets	143,741
Total current assets	7,799,497
Property and equipment, net	741,460
Other assets:
Goodwill	1,100,000
Contract rights, net	202,295
Deposits	45,220
Total other assets	1,347,515
Total assets	$9,888,472

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable, trade	$1,880,215
Line of credit - revolver	3,700,219
Accrued liabilities	2,117,675
Notes payable and rescission liability	2,736,000
Unamortized debt discount	(1,880,838)
Compound embedded derivative liability	733,801
Warrant liability - current	111,522
Total current liabilities	9,398,594
Long-term debt (net of unamortized discount of $255,599)	594,380
Warrant liabilities - non-current	2,344,253
Total liabilities	12,337,227
Shareholders' deficit:
Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued	--
Common stock, $.02 par value, 100,000,000 shares authorized, 23,913,281 shares issued and outstanding	478,266
Additional paid-in capital	6,929,636
Accumulated deficit	(9,856,657)
Total shareholders' deficit	(2,448,755)
Total liabilities and shareholders' deficit	$9,888,472

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Revenue:
Products	$7,616,038	$4,861,464	$12,476,480	$8,818,089
Services	1,584,273	469,545	2,209,853	687,998
Other	38,897	--	65,150	--
Total revenue	9,239,208	5,331,009	14,751,483	9,506,087
Cost of revenue:
Products	6,683,329	3,962,931	10,953,668	7,477,079
Services	835,771	569,981	1,165,189	770,595
Cost of revenue	7,519,100	4,532,912	12,118,857	8,247,674
Gross profit	1,720,108	798,097	2,632,626	1,258,413
Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	1,792,084	1,048,114	3,598,827	1,583,112
Office administration	368,005	491,151	738,747	720,245
Professional services	538,077	90,213	948,841	391,204
Impairment of goodwill	--	--	--	451,925
Other	830,127	727,447	2,225,033	1,099,628
Total selling, general and administrative	3,528,293	2,356,925	7,511,448	4,246,114
Depreciation and amortization	144,217	22,179	277,268	30,684
Total operating expenses	3,672,510	2,379,104	7,788,716	4,276,798
Loss from operations	(1,952,402)	(1,581,007)	(5,156,090)	(3,018,385)
Other income (expense):
Interest expense	(443,807)	(604,312)	(573,634)	(620,564)
Change in fair value of derivatives	(473,965)	4,967,487	1,037,840	3,041,208
Interest income and other	59,556	10,635	78,312	10,635
Total other income (expense)	(858,216)	4,373,810	542,518	2,431,279
Net loss	$(2,810,618)	$2,792,803	$(4,613,572)	$(587,106)

Net loss per share:
Basic	$(0.12)	$0.14	$(0.20)	$(0.03)
Diluted	$(0.12)	$0.12	$(0.20)	$(0.04)

Weighted average number of common shares outstanding:
Basic	22,999,600	20,546,234	22,591,271	18,736,127
Diluted	22,999,600	23,026,569	22,591,271	19,423,412

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(4,613,572)	$(587,106)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	277,261	30,684
Impairment of goodwill	--	451,920
Bad debt expense	43,734	46,000
Amortization of debt discounts	166,792	534,198
Change in fair value of derivatives	(1,037,840)	(3,041,208)
Stock and stock option based compensation	1,148,070	603,608
Extension of warrant expiration date	27,871	--
Changes in assets and liabilities:
Accounts receivable	(1,010,204)	(2,634,347)
Inventory	(365,776)	(85,800)
Other current assets	(17,425)	--
Accounts payable	613,477	(405,383)
Payable to officers	--	(36,336)
Accrued liabilities	1,067,701	405,244
Other	--	1,980
Net cash used in operating activities	(3,699,911)	(4,716,546)
Cash flows from investing activities:
Purchase of property and equipment	(141,525)	(310,794)
Certificate of deposit	--	(506,032)
Cash in restricted account	--	(500,000)
Deposits	(10,604)	(15,435)
Net cash used in investing activities	(152,129)	(1,332,261)
Cash flows from financing activities:
Repayment of notes payable due to officers	--	(215,703)
Proceeds from financing agreement	2,736,000	2,780,500
Payment of up-front financing costs	(449,484)	(273,000)
Borrowings (repayment) of financing agreement	915,656	(444,759)
Proceeds from exercise of stock options	112,750	345,594
Proceeds from sale of common stock, net	--	4,586,103
Net cash provided by financing activities	3,314,922	6,778,735
Net increase (decrease) in cash	(537,118)	729,928
Cash and cash equivalents, beginning of period	898,869	554,483
Cash and cash equivalents, end of period	$361,751	$1,284,411

Supplemental cash flow disclosures:
Interest paid	$185,116	$110,569
Supplemental non-cash disclosures:
Debt converted into equity	$1,150,000	$--

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

Note 2. Restatement of Previoulsy Issued Unaudited Consolidated Financial Statements

    In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles (in particular, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock), the Company’s Unaudited Consolidated Balance Sheet, Unaudited Consolidated Statement of Operations and Unaudited Consolidated Statement of Cash Flow as of and for the six and three months ended June 30, 2005 and 2004, have been restated to reflect a reclassification from equity to liabilities of the warrants and compound embedded derivatives the Company issued in January and February 2004 and February 2005, to reflect the change in fair value of the warrants and compound embedded derivative since issuance, and to reflect the loss on early extinguishment of debt at December 31, 2004, as described in Note 6 “Credit Facilities” and Note 7 “Common Stock”. As a result of this correction, the Company’s net loss for the six months ended June 30, 2005 decreased from $5,957,816 to $4,613,572.  The Company’s net loss per share decreased from $0.26 to $0.20 for this period.  The Company's net loss for the three months ended June 30, 2005 increased from $2,540,450 to $2,810,618 and the Company's net loss per share increased from $0.11 to $0.12 for this period.  The Company’s net loss for the six months ended June, 2004, decreased from $3,720,240 to $587,106 and the Company’s net loss per share decreased from $0.20 to $0.03, basic and diluted.  The Company recorded net income of $2,792,803 rather than previously recorded net loss of $2,239,590 and net income of  $0.14 and $0.12, basic and diluted, respectively,  rather than previously recorded net loss per sshare of $0.11, basic and diluted.

    The following tables set forth the effects of the restatements described in Note 6 “Credit Facilities” and Note 7 “Common Stock”.

As of and for the Quarter Ended June 30, 2005

Three months	Six months
As Previously	As Previously
Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Balance sheet:
Deferred financing costs	101,800	(101,800)	--	101,800	(101,800)	--
Unamortized debt discount	(2,431,955)	551,117	(1,880,838)	(2,431,955)	551,117	(1,880,838)
Compound embedded derivative liabilities	-	733,801	733,801	-	733,801	733,801
Warrant liability - current	-	111,522	111,522	-	111,522	111,522
Total current liabilities	8,002,154	1,396,395	9,398,594	8,002,154	1,396,395	9,398,594
Long-term debt, net	387,997	461,982	849,979	387,997	461,982	849,979
Warrant liability - non-current	-	2,344,253	2,344,253	-	2,344,253	2,344,253
Total liabilities	8,390,151	3,947,076	12,337,227	8,390,151	3,947,076	12,337,227
Additional paid-in capital	16,908,122	(9,978,486)	6,929,636	16,908,122	(9,978,486)	6,929,636
Accumulated deficit	(15,786,267)	5,929,610	(9,856,657)	(15,786,267)	5,929,610	(9,856,657)
Total stockholders' equity (deficit)	1,600,121	(4,048,876)	(2,448,755)	1,600,121	(4,048,876)	(2,448,755)

Statement of operations:
Interest, net	(647,604)	203,797	(443,807)	(880,038)	306,404	(573,634)
Change in fair value of derivatives	-	(473,965)	(473,965)	-	1,037,840	1,037,840
Total other income (expense)	(588,048)	(270,168)	(858,216)	(801,726)	1,344,244	542,518
Net income (loss)	(2,540,450)	(270,168)	(2,810,618)	(5,957,816)	1,344,244	(4,613,572)
Net income (loss) per share:
Basic and diluted	(0.11)	(0.12)	(0.26)	(0.20)

Statement of cash flows:	-
Net loss	N/A	N/A	N/A	(5,957,816)	1,344,244	(4,613,572)
Depreciation and amortization	N/A	N/A	N/A	307,807	(30,546)	277,261
Amortization of debt discounts	N/A	N/A	N/A	371,688	(204,896)	166,792
Change in fair value of derivatives	N/A	N/A	N/A	-	(1,037,840)	(1,037,840)

As of and for the Quarter Ended June 30, 2004
As Previously	As Previously
Restated	Adjustments	As Restated	Restated	Adjustments	As Restated
Balance sheet:
Warrant liability - current	-	827,420	827,420	-	827,420	827,420
Total current liabilities	1,250,211	827,420	2,077,631	1,250,211	827,420	2,077,631
Long-term debt, net	1,814,560	(704,538)	1,110,022	1,814,560	(704,538)	1,110,022
Compound embedded derivatives- non-current	-	148,158	148,158	-	148,158	148,158
Warrant liability - non-current	-	3,725,139	3,725,139	-	3,725,139	3,725,139
Total liabilities	3,064,771	3,996,179	7,060,950	3,064,771	3,996,179	7,060,950
Additional paid-in capital	10,486,885	(7,129,313)	3,357,572	10,486,885	(7,129,313)	3,357,572
Accumulated deficit	(5,115,979)	3,133,134	(1,982,845)	(5,115,979)	3,133,134	(1,982,845)
Total stockholders' equity	5,781,992	(3,996,179)	1,785,813	5,781,992	(3,996,179)	1,785,813

Statement of operations:
Change in fair value of derivatives	-	4,967,487	4,967,487	-	3,041,208	3,041,208
Interest, net	(669,218)	64,906	(604,312)	(712,490)	91,926	(620,564)
Total other income (expense)	(658,583)	5,032,393	4,373,810	(701,855)	3,133,134	2,431,279
Net income (loss)	(2,239,590)	5,032,393	2,792,803	(3,720,240)	3,133,134	(587,106)
Net income (loss) per share:
Basic and diluted	(0.11)	0.14	(0.20)	(0.03)
Diluted	(0.11)	0.12	(0.20)	(0.04)
Statement of cash flows:
Net loss	N/A	N/A	N/A	(3,720,240)	3,133,134	(587,106)
Amortization of debt discounts	N/A	N/A	N/A	626,124	(91,926)	534,198
Change in fair value of derivatives	N/A	N/A	N/A	-	(3,041,208)	(3,041,208)

    There were no changes in net operating, investing or financing cash flows as a result of this restatement.

Note 3. Stock Options

    At June 30, 2005, the Company had stock-based compensation plans, which are more fully described in Note 9 in the Company's Annual Report on Form 10-KSB. In addition, on December 21, 2004, the Board of Directors adopted the 2005 Stock Option Plan (the “2005 Plan”), which allows for the issuance of up to 4,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company's success. The 2005 Plan was approved by the Company's shareholders on June 2, 2005. As of June 30, 2005, there were 520,000 incentive stock options outstanding under the 2005 Plan at exercise prices ranging from $0.73 to $1.10 per share, vesting over a four year period and expiring five years from the date of grant and 150,000 non-qualified stock options outstanding issued to the Company's CEO at an exercise price of $0.10 per share, immediately exercisable and expiring in December 2009.

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

	Six Months Ended June 30,
	2005	2004
	(Restated)	(Restated)
Net loss, as reported	$(4,613,572)	$(587,106)
Add: Stock-based employee compensation included in reported net loss	50,015	3,246
Stock based compensation under fair value method	(642,818)	(121,246)
Pro forma net loss	$(5,206,375)	$(705,106)

Net loss per share:
Basic loss per common share - as reported	$(0.20)	$(0.03)
Basic loss per common share - pro forma	$(0.23)	(0.04)
Diluted loss per common share - as reported	$(0.20)	$(0.04)
Diluted loss per common share - pro forma	$(0.23)	$(0.04)

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 86%, risk-free interest rate of 1.5%, and expected life of 48 months.

Note 4. Derivative Financial Instruments

    The Company accounts for all derivative financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

    The value of the derivative liabilities relating to the Notes in the quarterly financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock, the amount of shares converted in connection with the Convertible Notes and exercised in connection with the Warrants outstanding. Consequently, our consolidated financial position and result of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See Note 6 and 7 regarding valuation methods used for derivative liabilities.

    Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of June 30, 2005 were not designated hedges

Note 5. Impairment

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

    The Contract Rate shall be adjusted as follow: if (i) eLinear shall have registered the shares of its Common Stock underlying the conversion of all currently issued and outstanding Minimum Borrowing Notes and the Warrant on a registration statement declared effective by the Securities and Exchange Commission and (ii) the volume weighted average price of the Common Stock as reported by Bloomberg L.P. on the principal market for any of the ten (10) trading days immediately preceding any applicable date upon which interest is payable under Section 5 hereof exceeds 125% of the applicable Fixed Conversion Price (as defined in the applicable Minimum Borrowing Note) (the “Specified Percentage”); then Contract Rate for the succeeding calendar month shall automatically be reduced by one hundred basis points (100 b.p.) for such month; provided that for each subsequent incremental twenty-five percent increase above the Specified Percentage, the Contract Rate shall be reduced by an additional two hundred basis pints (200 b.p.) for the succeeding calendar month, but in no event shall the Contract Rate be less than zero percent (0%)

    The Company has a redemption option in regard to the Convertible Notes and if exercised, will pay 115% on the principal amount outstanding at the time of such pre-payment.

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

Line of Credit - Revolver

    The Laurus revolver provides for borrowings of up to the lesser of; (i) $3 million or (ii) 90% of the Company's eligible accounts receivable. The Company borrowed $1,000,000 under the revolving facility on the date of the agreement. The revolving credit facility has a term of three years and accrues interest on outstanding balances at the rate of prime (6.00% as of June 30, 2005) plus 0.75% (with a minimum rate of 4.75%). The Company is permitted to go over its borrowing limit, which is referred to as getting an “overadvance,” if the Company gets the approval of Laurus. These overadvances typically accrue interest at a rate of 1.5% per month, but until August 2004, the Company was not required to pay this interest amount on any overadvances. In October 2004, Laurus agreed to fund an additional $500,000, which loan was not deemed an overadvance. This credit facility is secured by all of the Company's assets. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company's common stock at $1.90 per share and the forgiveness of penalties owed to Laurus in the approximate amount of $153,000 as of October 31, 2004, the Company agreed in October 2004 to reduce the conversion price of the credit facility from $2.91 to $1.00 per share. At the option of the holder, the outstanding balance on the credit facility can be converted into shares of Company common stock at a conversion price of $1.00 per share. The Company has the ability to prepay any amounts owed under this credit facility at 115% of the principal amount. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends and share issuances. The Company paid back the $1,000,000 revolver during the quarter ended June 30, 2004. As of June 30, 2005, the Company had $3,700,219 outstanding under the revolver.

Term Note

    The term note has a term of three years. The Company has the option of paying scheduled interest and principal, or prepaying all or a portion of the term note with shares of its common stock at the fixed conversion price of $1.00 per share, provided that the shares are registered with the Securities and Exchange Commission or with cash at 115% of the outstanding balance. Laurus also has the option to convert all or a portion of the term note into shares of the Company's common stock at any time, subject to certain limitations, at a fixed conversion price of $1.00 per share. The fixed conversion price is subject to adjustment for stock splits, stock dividends, and share issuance. In May 2005, the Company allowed Laurus to convert $200,000 principal amount at $0.59 per share into 340,020 shares of common stock. In June 2005, the Company allowed Laurus to convert $125,000 principal amount at $0.90 per share into 138,889 shares of common stock. During the six months ended June 30, 2005, Laurus was issued 1,303,909 shares for this conversion feature and reduced the principal amount of the note by $1,150,000. The term note is secured by a blanket lien on all of the Company's assets. As of June 30, 2005, the Company had $850,000 outstanding under the term note.

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

    In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Unaudited Consolidated financial statements for the quarters ended June 30, 2005 and 2004, to reclassify the Laurus warrants from additional paid in capital to liabilities and to adjust changes in the fair value of derivatives and interest expense for June 30, 2005 and 2004, to reflect the fact that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as change in fair value of derivatives. The company determined the fair value of the warrants as follows as of the issuance dates:

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

    The Company performed the same calculations as of June 30, 2004, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $1.71 per share and a risk free rate of 3.5% with all other input assumptions remaining substantially the same as at February 23, 2004. The resulting aggregate allocated value of the warrants as of June 30, 2004, equaled $418,279. The decrease in fair value of $235,528 was recorded as change in fair value of derivatives for the six months ended June 30, 2004. For the quarter ended June 30, 2005, the Company used an underlying stock price of $0.95 per share; no dividends; a risk free rate of 3.67%; and volatility of 86%. The resulting aggregate value of the warrants as of June 30, 2005 equaled $233,932. The decrease in fair value from December 31, 2004 to June 30, 2005 was $139,301.

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

Compound Embedded Derivative Liability

    Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Compound Embedded Derivative Liability was computed at $998,425, $148,158 and $352,032 as of February 23, 2004 and June 30, 2004 and June 30, 2005 respectively. The model replicated the economics of the Notes and applied different events based on various conditions likely to occur over the life of the Note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amount of the Notes.

Probability-Weighted Expected Cash Flow Methodology

	Compound Embedded Derivative Liability
	February 23, 2004	June 30, 2004	June 30, 2005
Assumptions	(Inception)
Risk Free interest rate	2.21%	3.16%	4.18%
Prime Rate
Increasing .25% each quarter of first year	4%	4.25%	6.25%
Timely registration
Increasing by 1% monthly up to 99%	95%	95%	85%
Default status
Increasing by .1% monthly	5%	5%	10%
Alternative financing available and exercised
Increasing 2.5% monthly up to 25%	--%	--%	--%
Trading volume, gross monthly dollars
Monthly increase	2%	5%	1%
Annual growth rate of stock price	31.8%	32.2%	31.2%
Future projected volatility	102%	117%	86%
Ownership limitation
Monthly increase	1%	1%	1%
Reset Provision
Increasing 5% monthly up to 25%	--%	--%	--%

The increase/(decrease) in the fair value of the compound embedded derivative liability of $(850,267) and $12,280 was recorded as other income for the periods ended June 30, 2004 and June 30, 2005, respectively.

During the quarter ended June 30, 2004, the Company paid back the original $1,000,000 it had drawn under the revolver during the quarter ended June 30, 2004. Therefore, the Company expensed a portion of the discounts recorded in connection with the credit facility on the date the funds were repaid resulting in additional non-cash interest expense of approximately $330,000 during the quarter ended June 30, 2004.

As a result of these contract provisions, the Notes at inception (February 23, 2004) and June 30, 2005 was adjusted as follows:

	February 23, 2004	June 30, 2005
Notional balance	$3,000,000	$4,550,198

Adjustments:
Discount for compound embedded derivatives	(998,425)	(255,599)
Discount for Laurus warrants	(653,907)	--
Discount for loan costs paid to Laurus	(219,500)	--
Balance, net of unamortized discount	1,128,168	4,294,599
Less: Current portion (revolver)	(1,000,000)	(3,700,219)
Balance, net of unamortized discount	$128,168	$594,380

    In addition to the $219,500 fee paid to Laurus, the Company paid $273,300 in finder’s fees to vSource Capital. The $273,000 was capitalized as deferred financing costs and will be amortized using the effective interest method over the term of the loan agreement.  The consolidated financial statements as of June 30, 2005, have been restated to reflect the early extinguishment of the debt and expensed the remaining portion of deferred financing costs at December 31, 2004.  The Company recorded an adjustment of approximately $102,000 to reflect this restatement.

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

    As part of the above note, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion or exercise of the note and warrants. The terms of its agreement with the Investors require it to file the registration statement and have the registration statement declared effective by a definitive period of time, not to exceed 45 days from February 28, 2005. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to the 105 days after filing the registration statement, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay the Investors liquated damages of 1.25% of the principal amount of the convertible portion of the note per month.

    Events of default under the agreements include failure to pay principal, interest or other fees; breach of covenant; breach of representations and warranties, receiver or trustee; judgments; bankruptcy; stop trade; default under related agreements; and failure to deliver common stock or replacement notes and change in control. In the event of default, Laurus may require the Company to pay the principal balance at 115% and interest on the notes shall automatically be increased by 1.5%

    In addition to the notes the Company issued 1,800,000 warrants to the Investors. The warrants are exercisable by the Investors until February 28, 2012, at $1.25 per share of Company common stock. All of the warrants are immediately exercisable with no requirement to return to the Company should the initial $2,736,000 is not be paid in full.

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

    In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Unaudited Consolidated Financial Statements as of June 30, 2005 to reclassify the 1,800,000 Investor warrants from additional paid-in capital to liabilities and adjust changes in fair value of derivatives and interest expense effective June 30, 2005, to reflect the fact that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in come cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. The Company determined the fair value of the warrants as follows as of February 28, 2005 (the issuance date):

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

    The Company performed the same calculations as of June 30, 2005, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $0.95 per share with all other input assumptions remaining substantially the same as at February 28, 2005. The resulting aggregate allocated value of the warrants as of June 30, 2004, equaled $1,246,289. The change in fair value of $32,944 was recorded for the six months ended June 30, 2005.

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

Compound Embedded Derivative liability

    Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Compound Embedded Derivative Liability was computed at $311,620 and $381,769 as of February 28, 2005 and June 30, 2005 respectively. The model replicated the economics of the Notes and applied different events based on various conditions likely to occur over the life of the Note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amount of the Notes.

Probability-Weighted Expected Cash Flow Methodology

	Compound Embedded Derivative Liability
	February 28, 2005	June 30, 2005
Assumptions	(Inception)
Risk Free interest rate	3.75%	3.67%
Prime Rate
Increasing .25% each quarter of first year	5.5%	6.25%
Timely registration
Increasing by 1% monthly up to 99%	95%	85%
Default status
Increasing by .1% monthly	5%	10%
Alternative financing available and exercised
Increasing 2.5% monthly up to 10%	0%	0%
Trading volume, gross monthly dollars
Monthly increase	5%	5%
Annual growth rate of stock price	31.70%	31.2%
Future projected volatility	88%	86%
Ownership limitation
Monthly increase	1%	1%
Reset Provision
Increasing 5% monthly up to 25%	0.85%	0.85%

    The increase in the fair value of the derivative liability of $70,149 was recorded for the period ended June 30, 2005

    As a result of these contract provisions, the Notes at inception (February 28, 2005) and June 30, 2005 was adjusted as follows:

	February 28, 2005	June 30, 2005
Notional balance	$2,736,000	$2,736,000

Adjustments:
Discount for compound embedded derivatives	(311,620)	(296,846)
Discount for Laurus warrants	(1,213,345)	(1,155,819)
Discount for loan costs paid to Laurus	(449,484)	(428,173)
Total discounts	$(1,974,449)	$(1,880,838)

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

    See “Note 12. Subsequent Events” for a discussion of the July 14, 2005 amendment to the February 28, 2005 financing.

Note 7. Common Stock

    The Company issued 1,303,909 shares of common stock to Laurus during the six months ended June 30, 2005 for conversion of $1,150,000 principal amount of Laurus' long-term debt.

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

    In order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated the Unaudited Consolidated Financial Statements as of June 30, 2005 and 2004, to record the warrants as liabilities effective as of January 12 and February 4, 2004, to reflect the fact that the registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in some cases could exceed a reasonable discount for delivering unregistered shares and thus would require the warrants to be classified as a liability until earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income. The restatement reduced paid in capital as of June 30, 2005 and 2004, by $9,978,486 and $7,129,313, respectively, increased common stock warrant liability as of June 30, 2005 and 2004 by $2,455,164 and $4,552,559, respectively and decreased the net loss for the six months ended June 30, 2005 and 2004 by $1,146,560 and $3,133,134, respectively. The Company determined the fair value of the warrants as follows as of January 12 and February 4, 2004 (the issuance date):

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

•
The Company performed the same calculations as of June 30, 2004 to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $1.71 per share, volatility of 117% and risk free rate of 3.5% with all other input assumptions remaining substantially the same as at January 12 and February 4, 2004. The resulting aggregate allocated value of the warrants as of June 30, 2004 equaled $4,134,280. The change in fair value of $1,955,413 was recorded for the six months ended June 30, 2004, and is primarily due to the fair value of the underlying common stock from $2.02 per share to $1.71 per share from January 12 to June 30, 2004.

    For the quarter ended June 30, 2005, the company used an underlying stock price of $0.95, and expected life equal to the contractual term of the warrants; no dividends; risk free rate of 3.67% and volatility of 86% the resulting aggregate value of the warrants as of June 30, 2005 equaled $975,161. The decrease in fair value from December 31, 2004 to June 30, 2005 was $1,013,912.

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

    As part of the above financings, the Company agreed to file a registration statement with the SEC in order to register the resale of the shares purchased and the shares issuable upon exercise of the warrants. If (i) the registration statement is not declared effective prior to the 120th day after the closing date of each financing (ii) the Company fails to respond to the comments provided by the SEC to its registration statement within ten days of receipt of comments; or (iii) the registration statement has been declared effective by the SEC and it ceases to remain continuously effective until all the registered securities are resold, the Company has agreed to pay the investors 1.5% of the aggregate purchase price for the first month, and if the event continues to occur, 2.0% of the purchase price per month thereafter.  The Company's registration statement was declared effective by the SEC on September 10, 2004.  As settlement for the penalties. the Company issued 319,248 shares of its common stock valued at $354,224 and lowered the exercise price on certain warrants to $1.00 per share and extended the expiration dates.

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

Note 9. Industry Segments

    The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). At June 30, 2005, the Company's four business units, NetView, NewBridge, eLinear and TanSeco, have separate management teams and infrastructures that offer different products and services;.

	For the Three Months Ended June 30, 2005 (Restated)
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	27,861	6,347,098	1,642,925	1,221,324	9,239,208
Segment profit (loss)	(2,967,422)	387,923	100,030	(331,149)	(2,810,618)
Total assets	10,841,087	4,570,493	1,711,689	2,201,925	19,325,194
Capital expenditures	9,448	23,833	--	40,155	73,436
Depreciation and amortization	30,589	34,603	1,476	77,549	144,217

	For the Six Months Ended June 30, 2005 (Restated)
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	33,073	10,725,479	1,962,377	2,030,554	14,751,483
Segment profit (loss)	(3,966,257)	(107,947)	70,994	(610,362)	(4,613,572)
Total assets	10,841,087	4,570,493	1,711,689	2,201,925	19,325,194
Capital expenditures	37,177	48,306	--	56,042	141,525
Depreciation and amortization	55,521	67,521	2,952	151,274	277,268

	For the Three Months Ended June 30, 2004 (Restated)
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	220	4,773,855	556,934	--	5,331,009
Segment profit (loss)	3,162,845	(352,527)	(17,515)	--	2,792,803
Total assets	3,469,416	4,848,968	528,379	--	8,846,763
Capital expenditures	136,844	122,598	552	--	259,994
Depreciation and amortization	8,676	13,310	193	--	22,179

	For the Six Months Ended June 30, 2004 (Restated)
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	47,165	8,730,480	728,442	--	9,506,087
Segment loss	(9,727)	(447,030)	(130,349)	--	(587,106)
Total assets	3,469,416	4,848,968	528,379	--	8,846,763
Capital expenditures	152,219	157,458	1,117	--	310,794
Depreciation and amortization	11,397	17,469	1,818	--	30,684

    The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Note 10. Significant Concentration

    One customer accounted for approximately 17.8% of sales for the six months ended June 30, 2005. No other customers represented more than 10% of sales of the Company for the six months ended June 30, 2005. The Company did not have any customers which had in excess of 10% of the Company's accounts receivable balance at June 30, 2005.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following discussion and analysis of the Company's financial condition as of June 30, 2005, and its results of operations for the six-month periods ended June 30, 2005 and 2004, should be read in conjunction with the audited consolidated financial statements and notes included in eLinear's Form 10-KSB/A  for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

▪
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

    The value of the derivative liabilities relating to the Notes in the quarterly financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock, the amount of shares converted in connection with the Notes and exercised in connection with the Warrants outstanding. Consequently, our consolidated financial position and result of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See Note 6 and 7 regarding valuation methods used for derivative liabilities.

    Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of June 30, 2005 were not designated hedges.

Results of Operations and Financial Condition

Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

The following table sets forth certain operating information regarding the Company for the three months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
Revenue	$14,751,483	$9,506,087
Cost of revenue	12,118,857	8,247,674
Gross profit	2,632,626	1,258,413
Selling, general and administrative expenses	7,511,448	4,246,114
Depreciation and amortization	277,268	30,684
Loss from operations	(5,156,090)	(3,018,385)
Other income (expense)	542,518	2,431,279
Net loss	$(4,613,572)	$(587,106)
Net loss per share:
Basic	$(0.20)	$(0.03)
Diluted	$(0.20)	$(0.04)

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

    Of the revenue generated for the six months ended June 30, 2005, one customer provided in excess of 10% of the Company's revenue. This customer provided 17.8% of the Company's revenue during the 2005 period. The loss of that customer may have an adverse financial effect on the Company.

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

    Gross profit. Total gross profit increased from $1,258,413 for the six months ended June 30, 2004, to $2,632,626 for the six months ended June 30, 2005. The increase in gross profit was a result of an increase in revenue from all business segments. Total gross profit as a percentage of revenue increased from 13% for the 2004 period to 18% for the 2005 period. The Company has experienced a better profit margin from all its business segments during the 2005 period.

    Operating expenses. Total operating expenses for the six months ended June 30, 2005, were $7,788,716, an increase of $3,511,918, or 82%, over the 2004 period of $4,276,798. The various components of this increase are as follows

●
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

●
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

●
Professional services, which is comprised of legal, accounting, consulting and directors' fees, increased from $391,204 for the previous year period to $948,841 for the current year period. The Company has incurred additional legal, accounting and outside services fees during the current fiscal year in association with its financings and litigation.

●
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

●
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

●
Depreciation and amortization increased from $30,684 for the 2004 period to $277,268 for the 2005 period and is comprised of depreciation of fixed assets acquired during the 2004 period and amortization of deferred financing costs and contract rights which were not incurred during the 2004 period.

    Interest Expense. Interest expense for the six months ended June 30, 2005, decreased to $573,634 from $620,564 for the prior year. Interest expense is primarily comprised of amortization of debt discounts and interest charges associated with the Company's 2004 and 2005 fundings and the accrual and payment of interest on its February 2005 financing, of which the Company received 2,736,000 and paid total fees for the total possible financing of up to $12,000,000.

    Change in fair value of derivatives. Derivative liabilities in connection with the 2005 and 2004 credit facilities and common stock warrants resulted in income of $1,037,840 for the six months ended June 30, 2005 and income of $3,041,208 for the six months ended June 30, 2004.

    Net Loss. The net loss for the six months ended June 30, 2005 was $4,613,572, or $0.20 per share basic and diluted, compared to a net loss of $587,106 or $0.03 per share basic and $0.04 per share diluted, for the previous period.

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
Net cash used in operating activities	$(3,699,911)	$(4,716,546)
Net cash used in investing activities	$(152,129)	$(1,332,261)
Net cash provided by financing activities	$3,314,922	$6,778,735

    Changes in cash flow. Net cash used in operating activities for the six months ended June 30, 2005, was $3,699,911 compared to net cash used in operating activities of $4,716,546 for the prior year period. This was an decrease of $1,016,635 over the prior year period. The Company reported a net loss of $4,613,572 and an increase in accounts receivable and inventory associated with increased sales of $1,010,204 and $365,776, respectively and an increase in other current assets of $17,425 and net non-cash items totaling $625,888 and increases in accounts payable and accrued liabilities of $613,477 and $1,067,701, respectively. Cash used in investing activities decreased to $152,129 for the current year period compared to $1,332,261 for the prior year period. The Company purchased property and equipment of $141,525 during the current year period and paid deposits of $10,604. Cash provided by financing activities increased from approximately $6,778,735 during the 2004 period to approximately $3,314,922 for the current year period. The Company obtained $2,736,000 in funding during the 2005 period and was required to pay up-front financing fees to the lender of $449,484. The Company also borrowed $915,656 principal amount on its Laurus credit facility and received cash of $112,750 through the exercise of stock options.

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

    On February 28, 2005, the Company entered into financing arrangements for a total principal amount of $12 million as described in - “Recent Developments”. Of this financing $2,736,000 gross proceeds has been funded to the Company and the Company entered into a supplement agreement with the investors on July 14, 2005. See “Note 12. Subsequent Event” for a discussion of the supplemented financing agreement.

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

Off-Balance Sheet Arrangements

    As more fully described in “Recent Developments”, pursuant to the February 28, 2005 financing, the $9,264,000 portion of the total financing of $12,000,000 was held in a restricted account and the ability of the Company to obtain the funds was contingent on several factors. As of July 14, 2005, the Company entered into a supplement agreement and as a result of which, the Company does not have any off-balance sheet arrangements. See “Note 12. Subsequent Event” for a discussion of the supplemented financing agreement.

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

Item 3.  Controls and Procedures

    In accordance with the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    As explained in Note 2 to the financial statements included herein, in order to correct the financial statements so that they comply with U.S. generally accepted accounting principles, the Company has restated its unaudited consolidated financial statements as of and for the three and six months ended June 30, 2005, to reflect a reclassification from equity to liabilities of the warrants and compound embedded derivatives that the Company issued in February 2004 and 2005, to reflect the related change in fair value of the derivatives and to reflect the loss on early extinguishment of debt at December 31, 2004, as described further in Notes 2., 6., and 7. to the financial statements. Notwithstanding this restatement, the Company's management continues to believe that its disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2005. The Company believes the restatements are a one-time occurrence and are due to the high complexity of the financing transactions and related judgmental accounting issues. The Company does not anticipate entering into any additional complex financing transactions involving embedded derivatives in the future and has hired a Chief Financial Officer.

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

10.29	Form of Registration Rights Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K dated March 3, 2005)
10.30	Form of Stock Purchase Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.6 to Registrant's Form 8-K dated March 3, 2005)
10.31	Consulting Agreement dated December 22, 2005 with Kevan Casey (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-KSB, dated March 18, 2005) *
10.32	Form of Supplement, dated July 14, 2005, by and between Company and Investor. (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated July 20, 2005)
10.33	Form of Warrant, dated as of July 14, 2005, by and between eLinear, Inc. and Investor. . (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated July 20, 2005)
10.34	Form of Warrant, dated as of July 14, 2005, by and between eLinear, Inc. and Investor. . (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated July 20, 2005)
10.35
Form of Amended and Restated Secured Convertible Term Note, dated as of July 14, 2005, by and between the eLinear, Inc. and Investor. (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated July 20, 2005)

10.36	2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to Registrant's Definitive Information Statement, dated May 6, 2005) *
10.37	2005 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Definitive Information Statement, dated May 6, 2005) *
31.1	Certification of Michael J. Lewis
31.2	Certification of Phillip Michael Hardy
32.1	Certification for Sarbanes-Oxley Act of Michael J. Lewis
32.2	Certification for Sarbanes-Oxley Act of Phillip Michael Hardy

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Signature	Title	Date

/s/ Michael Lewis	Chief Executive Officer	April 11, 2006
Michael Lewis	and Director

/s/ Phillip Michael Hardy	Principal Financial and Accounting Officer	April 11, 2006
Phillip Michael Hardy	and Director