Form 10QSB
period 2005-09-30
ELINEAR INC
filed 2006-04-26
CIK 1001903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

(713) 896-0500

(Issuer's telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

As of April 24, 2006, there were outstanding 34,823,687 shares of common stock, $.02 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

eLINEAR, INC.
AND SUBSIDIARIES
INDEX TO FORM 10-QSB
September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eLINEAR, INC.
CONSOLIDATED BALANCE SHEET

September 30, 2005
(Unaudited)
ASSETS

Current assets:
Cash	$406,010
Certificate of deposit
Cash in restricted accounts	763,278
Accounts receivable, net of allowance of $394,282	4,679,321
Inventory	1,448,985
Other current assets	105,088
Total current assets	7,402,682
Property and equipment, net	696,663
Other assets:
Goodwill	1,100,000
Contract rights	166,596
Deposits	45,721
Total other assets	1,312,317
Total assets	$9,411,662

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade	$2,396,269
Revolver	3,511,020
Accrued building lease	22,741
Accrued liabilities	868,684
Notes payable	4,728,469
Unamortized debt discount	(2,642,782)
Compound embedded derivative liabilities	332,011
Total current liabilities	9,216,412
Long-term debt (less unamortized discount of $217,709)	282,270
Warrant liabilities - non-current	1,594,125
Total liabilities	11,092,807
Shareholders’ deficit:
Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued	--
Common stock, $.02 par value, 100,000,000 shares authorized, 25,728,301 issued and outstanding	514,566
Additional paid-in capital	8,724,394
Accumulated deficit	(10,920,105)
Total shareholders’ deficit	(1,681,145)
Total liabilities and shareholders’ deficit	$9,411,662

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	For the Three Months Ended September 30,			For the Nine months Ended September 30,

	2005		2004	2005	2004

Revenue:
Products		$5,453,779	$6,710,474	$17,930,259	$15,528,563
Services		1,297,749	689,054	3,507,602	1,377,052
Other		29,699	54,760	94,849	54,760
Total revenue		6,781,227	7,454,288	21,532,710	16,960,375

Cost of revenue:
Products		4,989,194	6,125,210	15,942,862	13,602,289
Services		924,265	274,789	2,089,453	1,045,384
Total cost of revenue		5,913,459	6,399,999	18,032,315	14,647,673
Gross profit		867,768	1,054,289	3,500,395	2,312,702

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses		2,007,841	1,438,460	6,005,094	3,021,572
Office administration		578,881	602,427	1,717,002	1,322,672
Professional services		852,538	275,153	3,133,765	666,357
Impairment of goodwill		--	391,114	--	843,039
Other		76,840	398,545	243,086	1,498,173
Depreciation		107,515	40,487	313,385	71,171
Total operating expenses		3,623,615	3,146,186	11,412,332	7,422,984

Loss from operations		(2,755,847)	(2,091,897)	(7,911,937)	(5,110,282)

Other income (expense):
Interest, net		(273,900)	(136,199)	(847,534)	(756,763)
Change in fair value of derivatives		2,036,011	2,451,666	3,073,851	5,492,874
Other		(69,712)	14,968	8,600	25,603
Total other income (expense)		1,692,399	2,330,435	2,234,917	4,761,714
Net income (loss)		$(1,063,448)	$238,538	$(5,677,020)	$(348,568)
Net income (loss) per share: Basic	$	(0.04)	$0.01	$(0.25)	$(0.02)
Diluted		$(0.04)	$0.01	$(0.25)	$(0.03)
Weighted average number of common shares outstanding:
Basic		24,705,805	20,608,067	22,735,207	20,013,588
Diluted		24,705,805	22,190,584	22,735,207	20,815,421

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

Cash flows used in operating activities:
Net loss	$(5,677,020)	$(348,568)
Depreciation	313,385	71,171
Impairment of goodwill	--	843,039
Bad debt expense	82,713	65,560
Amortization of debt discounts	347,404	505,618
Change in fair value of derivatives	(3,073,851)	(5,492,874)
Stock and stock option based compensation	3,608,072	952,607
Changes in assets and liabilities:
Accounts receivable	312,700	(4,464,476)
Inventory	(1,002,539)	(50,057)
Other current assets	(50,960)	(152,070)
Accounts payable	1,129,531	795,786
Payable to officers	--	(36,336)
Accrued liabilities	(158,549)	321,259
Accrued penalties	--	473,528
Net cash used in operating activities	(4,169,114)	(6,515,813)

Cash flows from investing activities:
Purchase of property and equipment	(204,250)	(623,302)
Restricted cash	--	(500,000)
Purchase of certificate of deposit	(258,698)	(512,643)
Deposits	(131,980)	(13,159)
Net cash used in investing activities	(594,928)	(1,649,104)

Cash flows from financing activities:
Repayment of notes payable due to officers	--	(215,703)
Proceeds from revolver, net	726,476	1,596,758
Proceeds from long-term debt	3,512,516	2,000,000
Payment of upfront financing costs	--	(273,000)
Proceeds from exercise of stock options	208,693	345,594
Proceeds from sale of common stock, net	82,114	4,586,103
Net cash provided by financing activities	8,529,799	8,039,752

Net decrease in cash	(234,243)	(125,165)
Cash and cash equivalents, beginning of period	1,403,449	554,483
Cash and cash equivalents, end of period	$1,169,289	$429,318

See accompanying notes to unaudited consolidated financial statements.

ELINEAR, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Note 1. Organization and Nature of Business

STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements of eLinear, Inc. and Subsidiaries (the "Company" or "eLinear") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, and the results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A (First Amendment) for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Note 2. Stock Options

At September 30, 2005, the Company had stock-based compensation plans, which are more fully described in Note 10 in the Company's Annual Report on Form 10-KSB/A (First Amendment). In addition, on December 21, 2004, the Board of Directors adopted the 2005 Stock Option Plan (the "2005 Plan"), which allows for the issuance of up to 4,000,000 stock options to directors, executive officers, employees and consultants of the Company who are contributing to the Company's success. The 2005 Plan was approved by the Company’s shareholders on June 2, 2005. As of September 30, 2005, there were 770,000 incentive stock options outstanding under the 2005 Plan at exercise prices ranging from $0.70 to $1.19 per share, vesting over a four year period and expiring five years from the date of grant and 100,000 non-qualified stock options outstanding issued to the Company’s CEO at an exercise price of $0.10 per share, immediately exercisable and expiring in December 2009.

The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board, (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. During the nine months ended September 30, 2005, the Company recorded $141,701 stock-based compensation expense for stock options issued to employees which is reflected in the net loss for the nine month period ended September 30, 2005, because certain options granted under the 2005 Plan had exercise prices less than the market value of the underlying common stock on the date of the grant. In addition, the Company recorded stock based compensation expense totaling $135,566 related to the options issued to non-employees and two of its directors. The non-employee options vested immediately and were expensed based on the fair value calculated using the Black Scholes pricing model using the following assumptions: 86% volatility, four year life, 1.5% discount rate and 0% dividend yield.

The following table illustrates the effect on net income and earnings per share if eLinear had applied the fair value recognition provisions of FASB statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Nine Months Ended September 30,
	2005	2004
(Restated)
Net loss, as reported	$ (5,667,020)	$ (348,568)
Stock based compensation under fair value method	(622,249)	(199,000)
Pro forma net income (loss)	$ (6,329,269)	$ (547,568)

Net loss per share:
Basic loss per common share - as reported	$ (0.25)	$ (0.02)
Basic loss per common share - pro forma	$ (0.28)	$ (0.03)
Diluted loss per common share - as reported	$ (0.25)	$ (0.03)
Diluted loss per common share - pro forma	$ (0.28)	$ (0.04)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 86%, risk-free interest rate of1.5%, and expected life of 48 months.

Note 3. Derivative Financial Instruments

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

The value of the derivative liabilities relating to the credit facilities in the quarterly financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result, the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s common stock, the amount of shares converted by Laurus in connection with the Laurus credit facilities and exercised in connection with the warrants outstanding. Consequently, the Company’s consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See Notes 6 and 7 regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as of September 30, 2005 were not designated as hedges.

Note 4. Impairment

In March 2004, the Company recorded impairment expense totaling $451,925 related to 100% of the goodwill related to the 2003 eLinear acquisition. In March 2004, the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition. During the nine months ended September 30, 2005, the Company recognized only $59,285 of revenue from the consulting services reporting segment. Based on projected estimated future cash flows from the reporting unit purchased in 2003, management determined a full impairment charge was required.

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

The Contract Rate shall be adjusted as follows: if (i) eLinear shall have registered the shares of its Common Stock underlying the conversion of all currently issued and outstanding Minimum Borrowing Notes and the Warrant on a registration statement declared effective by the Securities and Exchange Commission, and (ii) the volume weighted average price of the Common Stock as reported by Bloomberg, L.P. on the principal market for any of the ten (10) trading days immediately preceding any applicable date upon which interest is payable under Section 5 hereof exceeds 125% of the applicable Fixed Conversion Price (as defined in the applicable Minimum Borrowing Note) (the “Specified Percentage”); then Contract Rate for the succeeding calendar month shall automatically be reduced by one hundred basis points (100 b.p.) for such month; provided that for each subsequent incremental twenty-five percent increase above the Specified Percentage, the Contract Rate shall be reduced by an additional two hundred basis points (200 b.p.) for the succeeding calendar month, but in no event shall the Contract Rate be less than zero percent (0%).

The Company has a redemption option in regard to the Convertible Notes and if exercised, will pay 115% on the principal amount outstanding at the time of such pre-payment.

As part of the above credit facility, the Company agreed to file a registration statement with the SEC in order to register the resale of any shares issuable upon conversion of up to $2 million of the credit facility and upon the exercise of the warrants. The term of its agreement with Laurus require it to file the registration statement and have the registration statement declared effective by a definitive period of time, not to exceed 150 days from February 23, 2004, or within 15 days of the Company’s current registration statement being declared effective by the SEC, whichever is earlier. The Company’s current statement was declared effective on December 30, 2004. The Company is not obligated at any time to repurchase any portion of the Laurus conversion shares nor the shares underlying the warrants.

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

Revolver

The Laurus revolver provides for borrowings of up to the lesser of; (i) $3 million or (ii) 90% of the Company's eligible accounts receivable. The Company borrowed $1,000,000 under the revolving facility on the date of the agreement. The revolving credit facility has a term of three years and accrues interest on outstanding balances at the rate of prime (6.75% as of September 30, 2005) plus 0.75% (with a minimum rate of 4.75%). The Company is permitted to go over its borrowing limit, which is referred to as getting an “overadvance,” if the Company gets the approval of Laurus. These advances typically accrue interest at a rate of 1.5% per month, but until August 2004, the Company is not required to pay this interest amount on any overadvances. In October 2004, Laurus agreed to fund an additional $500,000, which loan was not deemed an overadvance. This credit facility is secured by all of the Company’s assets. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company’s common stock at $1.90 per share and the forgiveness of penalties owed to Laurus in the approximate amount of $153,000 as of October 31, 2004, the Company agreed in October 2004 to reduce the conversion price of the credit facility from $2.91 to $1.00 per share. At the option of the holder, the outstanding balance on the credit facility can be converted into shares of Company common stock at a conversion price of $1.00 per share. In connection with the execution of this credit facility, and in connection with the October 2004 amendment, the Company issued Laurus seven-year warrants to purchase a total of 440,000 shares of Company common stock at exercise prices ranging from $1.90 to $3.32 per share. The Company has the ability to prepay any amounts owed under this credit facility at 115% of the principal amount. The revolving credit facility is secured by all of the assets of the Company. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events. The Company paid back the $1,000,000 revolver during the quarter ended June 30, 2004. As of September 30, 2005, the Company had $3,511,020 outstanding under the revolver.

Term Note

The term note has a term of three years. The Company has the option of paying scheduled interest and principal, or prepaying all or a portion of the term note with shares of its common stock at the fixed conversion price of $1.00 per share, provided that the shares are registered with the Securities and Exchange Commission or with cash at 115% of the outstanding balance. Laurus also has the option to convert all or a portion of the term note into shares of the Company's common stock at any time, subject to certain limitations, at a conversion price of $1.00 per share. The term note is secured by a blanket lien on all of the Company’s assets. As of September 30, 2005, the Company had $500,000 outstanding under the term note, the maximum amount available.

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

The October 2004 amendment to the note was accounted for as an extinguishment of debt in accordance with EITF 96-19 “Debtors Accounting for a Modification Exchange of Debt Instruments.” Accordingly, the unamortized discounts aggregating $1,538,924 and the fair value of the additional warrants issued in conjunction with the amendment amounting to $115,545 were included in the Company’s determination of the debt extinguishment recorded in the fourth quarter 2004. The $1,555,347 aggregate loss from these transactions was recorded for the year ended December 31, 2004.

Since the liquidated damages under the registration rights agreement could in some cases exceed a reasonable discount for delivering unregistered shares the warrants have been classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income. The Company determined the fair value of the warrants as follows as of the following issuance dates:

February 23, 2004

The company used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (seven years); no dividends; a risk free rate of return of 3.5%, which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of 102%. Under the assumptions, the Black Scholes option-pricing model yielded a value of $2.26 for the $3.05 warrants, $2.25 for the $3.19 warrants and $2.24 for the $3.32 warrants for an aggregate value of $653,807.

September 30, 2004

The Company performed the same calculations as of September 30, 2004, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an expected life of 6.4 years; an underlying stock price of $1.04 per share; no dividends; a risk free rate of 3.5%; and volatility of 117%. The resulting aggregate allocated value of the warrants as of September 30, 2004, equaled $238,839. The change in fair value of $179,440 and $414,968 for the three and nine months ended September 30, 2004, is primarily due to the fair value of the underlying common stock which price decreased from $2.71 per share to $1.04 per share from February 23 to September 30, 2004.

October 20, 2004

The Company used the Black Scholes option-pricing model with the following assumptions; an expected life equal to the contractual term of the warrants (seven years); no dividends; a risk free rate of 2.7%; and volatility of 117% under the assumptions, the Black Scholes option pricing model yielded a value of $0.77 for the $1.90 warrants for an aggregate value of $114,934.

September 30, 2005

For the nine months ended September 30, 2005, the Company used an underlying stock price of $0.70 per share; no dividends; a risk free rate of 3.67%; and volatility of 72%. The resulting aggregate value of the warrants as of September 30, 2005 equaled $119,580.

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

Compound Embedded Derivative Liability

Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Derivative Liability with Compound Embedded Derivatives was computed at $998,425 and $102,064 at February 23, 2004 and September 30, 2005, respectively. The model replicated the economics of the Notes and applied different events based on various conditions likely to occur over the life of the Notes. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amounts of the Notes.

Probability-Weighted Expected Cash Flow Methodology

	Compound Embedded Derivative Liability
	February 23, 2004	September 30, 2004	September 30, 2005
Assumptions	(Inception)
Risk Free interest rate	2.21%	2.89%	4.18%
Prime Rate
Increasing .25% each quarter of first year	4%	4.75%	6.75%
Timely registration
Increasing by 1% monthly up to 99%	95%	99%	85%
Default status
Increasing by .1% monthly	5%	5%	10%
Alternative financing available and exercised
Increasing 2.5% monthly up to 25%	--%	--%	--%
Trading volume, gross monthly dollars
Monthly increase	2%	2%	2%
Annual growth rate of stock price	31%	31.8%	31.5%
Future projected volatility	102%	117%	86%
Ownership limitation
Monthly increase	1%	1%	1%
Reset Provision
Increasing 5% monthly up to 25%	--%	--%	--%

The decrease in the fair value of the compound embedded derivative liability of $118,832 and $969,099 was recorded for the three and nine months ended September 30, 2004. The decrease in the fair value of compound embedded derivative liability of $352,032 and $337,752 was recorded for the three and nine months ended September 30, 2005.

During the quarter ended June 30, 2004, the Company paid back the original $1,000,000 it had drawn under the revolver during the quarter ended March 31, 2004. Therefore, the Company expensed a portion of the discount recorded in connection with the credit facility resulting in additional non-cash interest expense of approximately $330,000 during the quarter ended June 30, 2004.

As a result of these contract provisions, the Notes at inception (February 23, 2004) and September 30, 2005 were adjusted as follows:

	February 23, 2004	September 30, 2005
Notional balance	$3,000,000	$4,010,999
Adjustments:
Discount for compound embedded derivatives	(998,425)	(217,709)
Discount for Laurus warrants	(653,807)	--
Discount for loan costs paid to Laurus	(219,500)	--
Balance, net of unamortized discount	1,128,268	3,793,290
Less current portion (revolver)	--	(3,511,020)
Balance, net of current portion and unamortized discount	$1,128,268	$282,270

In addition to the $219,500 fee paid to Laurus, the Company paid $273,300 in finder’s fees to vSource Capital. The $273,000 was capitalized as deferred financing costs and to be amortized using the effective interest method over the term of the loan agreement. However, the Company recorded an adjustment of approximately $102,000 to expense the remaining portion of the deferred financing costs at December 31, 2004 due to the modification of the debt at October 20, 2004.

During February 2004, the Company retired its $1,000,000 line of credit with Textron Financial Corporation with the proceeds from the Laurus credit facility and entered into a new $500,000 credit facility with Textron collateralized with a $500,000 letter of credit.

February 2005 Funding

On February 28, 2005, the Company entered into financing arrangements to receive up to a total principal amount of $12 million with Laurus, Iroquois Capital LP (“Iroquois”), RHP Master Fund (“RHP”), Basso Private Opportunity Holding Fund Ltd. (“Basso Private”), and Basso Multi-Strategy Holding Fund Ltd. (“Basso Multi”), (collectively, the “Investors”) in which it initially received $2,736,000 in cash and the ability upon certain conditions to receive the remaining amount of the total financing of $9,264,000. Such financing has been subsequently amended. The $9,264,000 was held in restricted accounts at the sole dominion and control of each respective Investor. The Company may only receive the amounts (less applicable accrued interest) held in the restricted account after (i) the initial amount received, plus interest, is paid in full, (ii) the shares of the Company common stock underlying the notes are registered; and (iii) either the Company or the Investor converts any amounts held in the Restricted Accounts into shares of the Company's common stock.  If the Company converts the amounts held in the restricted account, the amounts shall be converted at either (i) a price equal to 85% of the average of the five lowest closing prices of the Company common stock during the 22 trading days immediately prior to the date of a respective repayment notice if the average closing price of the Company common stock is less than 110% of the Fixed Conversion Price, but in no instance may such shares by converted for less than $1.00; or (ii) at the Fixed Conversion Price if the average closing price of the Company common stock for the five consecutive trading days immediately preceding the respective repayment notice is greater than or equal to 115% of the Fixed Conversion Price.

Under the terms of these notes and related documents, the Company is obligated to make monthly interest payments for interest accrued on the initial $2,736,000, the interest begins accruing on April 1, 2005. The Company is obligated to make monthly payments, either in cash or stock as determined by the terms of the notes, beginning on June 1, 2005 for the initial $2,736,000, plus applicable interest (the “Monthly Payment”). The Monthly Payment will be made (i) automatically by a conversion in stock at $1.00 per share, (ii) at the discretion of the Company at a reduced conversion price, or (iii) in cash paid by the Company at 101% of the Monthly Payment.

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

In conjunction with the notes, the Investors were paid a fee of $449,484. The warrants, which are exercisable immediately, were valued at $1,213,345 using a Black Scholes option-pricing model. The value of these warrants and the fees paid to the Investors were recorded as a discount to the notes and are being amortized over the term of the loan using the effective interest method.

The registration rights agreement into which the Company entered in connection with its issuance of the warrants requires the Company to pay liquidated damages, which in come cases could exceed a reasonable discount for delivering unregistered shares and thus the warrants have been classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as other expense or other income. The Company determined the fair value of the warrants as follows as of February 28, 2005 (the issuance date):

The Company used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (seven years), underlying stock price of $0.90, no dividends ; a risk free rate of 3.96%, which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of 88%. Under the assumptions, the Black-Scholes option pricing model yielded a value of approximately $0.67 for an aggregate value of $1,213,345.

        The Company performed the same calculations as of September 30, 2005, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $0.95 per share with all other input assumptions remaining substantially the same as at February 28, 2005. The resulting aggregate allocated value of the warrants as of September 30, 2005, equaled $738,657. The change in fair value of $474,688 was recorded for the nine months ended September 30, 2005.

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

The amended notes are secured by all of the Company and its subsidiaries' assets. The payment of interest and principal, under certain circumstances, may be made with shares of Company common stock at a conversion price of no less than $1.00 per share. The new notes will accrue interest at a rate per annum equal to the “prime rate” published in the Wall Street Journal plus seventy five basis points, as may be adjusted. The Company has the ability to prepay any amounts owed under these new notes at 115% of the principal amount. The Company is obligated to make monthly payments, either in cash or stock as determined by the new notes, beginning on August 1, 2005 for the total principal of the new notes, plus applicable interest (the “Monthly Payment”). The Monthly Payment will be made (i) automatically by a conversion in stock at a “Fixed Conversion Price”, (ii) at the discretion of the Company at a reduced conversion price, but no less than $1.00, or (iii) in cash paid by the Company at 101% of the Monthly Payment. The Monthly Payments shall be automatically made, subject to volume limitation, in Company common stock at the Fixed Conversion Price if (i) the shares of the Company common stock underlying the shares of the notes are registered; and (ii) the average trading price of the Company common stock for the five days preceding the Monthly Payment is greater than 110% of the Fixed Conversion Price. If the Monthly Payment is not automatically converted into shares of Company common stock because the average trading price of the Company common stock for the five trading days prior to the due date of the Monthly Payment is less than 110% of the Fixed Conversion Price, the Company may, at its discretion, make the Monthly Payment in Company common stock at a conversion price equal to 85% of the average trading price of the Company common stock for the five lowest closing days for the 22 trading days prior to the Company's notice, but in no case shall the conversion price be less than $1.00. The Fixed Conversion Price is $1.00, subject to adjustment, but in no case reduced to less than $1.00.

The Investors may convert all or any of the principal amounts of their respective amended notes, including any accrued interest or fees thereon at the Fixed Conversion Price.

Notwithstanding the foregoing, the Company’s right to issue shares of its common stock in payment of obligations under the new notes shall be subject to the limitations that the number of aggregate shares of common stock issued to each Investor shall not exceed 25% of the aggregate dollar trading volume of Company common stock for the 22 trading days immediately preceding the date on which the conversion is to occur.

The Investors may not exercise the warrants issued pursuant to the Supplement until January 14, 2006 and are exercisable until January 14, 2013, of which 466,667 of the warrants are exercisable at $1.50 per share and 525,000 are exercisable at $1.75 per share. The warrants were valued at $677,514 using a Black Scholes option-pricing model. The value of these warrants will be recorded as a discount to the new notes and will be amortized over the remaining term of the loan (31 months) using the effective interest method.

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

In accordance with EITF 00-19, the Company recorded the warrants issued as derivative liabilities. The Company used the following assumptions in using the Black Scholes option-pricing model at July 14, 2005; an expected life equal to the contractual life of the warrants (seven years); underlying stock price of $0.93, no dividends; a risk free rate of 3.98%; and volatility of 87%. The Company preformed the same calculations at September 30, 2005, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $0.70 per share, no dividends; a risk free rate of 4.74%; and volatility of 72%. The resulting aggregate value of the warrants as of September 30, 2005 equaled $403,860. The change in the fair value of $273,653 was recorded for the nine months ended September 30, 2005.

The Notes are hybrid instruments which contain both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The freestanding derivative financial instruments include the Investor Warrants, which were valued individually. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability”. The single compound embedded derivative features include the conversion feature within the Notes, the early redemption option, the Contract Rate adjustment, the premium for cash payment, and default provisions. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carry amount (as amortized discount) of the Notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Notes, or 36 months.

Compound Embedded Derivative liability

Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Compound Embedded Derivative Liability was computed at $311,620, $493,733 and $229,947 as of February 28, 2005, July 14, 2005 (amended) and September 30, 2005, respectively. The model replicated the economics of the Notes and applied different events based on various conditions likely to occur over the life of the Notes. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amount of the Notes.

Probability-Weighted Expected Cash Flow Methodology

	Compound Embedded Derivative Liability
	February 28, 2005	September 30, 2005
Assumptions	(Inception)
Risk Free interest rate	3.75%	4.18%
Prime Rate
Increasing .25% each quarter of first year	5.5%	6.75%
Timely registration
Increasing by 1% monthly up to 99%	95%	85%
Default status
Increasing by .1% monthly	5%	10%
Alternative financing available and exercised
Increasing 2.5% monthly up to 10%	--%	--%
Trading volume, gross monthly dollars
Monthly increase	5%	5%
Annual growth rate of stock price	31.70%	31.5%
Future projected volatility	88%	72%
Ownership limitation
Monthly increase	1%	1%
Reset Provision
Increasing 5% monthly up to 25%	0.85%	0.85%

The increase in the fair value of the derivative liability of $308,790 was recorded for the period ended September 30, 2005.

    As a result of these contract provisions, the Notes at inception (February 28, 2005), amended (July 14, 2005), and September 30, 2005 were adjusted as follows:

	February 28, 2005	July 14, 2005	September 30, 2005
Notional balance	$2,736,000	$5,054,567	$4,728,466

Adjustments:
Discount for compound embedded derivatives	(311,620)	(523,963)	(495,823)
Discount for warrants	(1,213,345)	(1,833,332)	(1,737,566)
Discount for loan costs paid to Laurus	(449,484)	(428,173)	(409,393)
Total discounts	$(1,974,449)	$(2,785,468)	$(2,642,782)

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

The Company has agreed to file a registration statement with the Securities and Exchange Commission by August 13, 2005 in order to register the resale of the shares of common stock underlying the new notes, the shares issuable upon exercise of the warrants issued in February 2005, and the warrants issued in connection with the Supplement

Note 6. Common Stock

During the three months ended September 30, 2004, the Company issued 338,558 shares of common stock for services valued at $349,000 using the stock price on the date issued.

In February 2004, the Company sold 1,230,000 shares of its common stock at a price of $2.00 per share, together with five-year warrants to purchase an aggregate of 615,000 shares of common stock at an exercise price of $3.00 per share (the "Class A Warrants"), and warrants to purchase 615,000 shares of common stock at an exercise price of $2.50 per share (the "Class B Warrants") expiring on the earlier of two years from the closing date or one year from the date a registration statement registering the resale of the shares underlying the warrants and the shares becomes effective for an aggregate purchase price of $2,460,000, in a private placement transaction. The Company received proceeds totaling $2,257,800, net of offering costs of $202,200. In addition the Company issued 61,500 class A Warrants and 61,500 Class B Warrants to vSource as a finders fee.

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

In January 2004, the Company sold 1,964,223 shares of its common stock at a price of $1.29 per share, together with five-year warrants to purchase an aggregate of 1,178,535 shares of common stock at an exercise price of $1.89 per share (the “Class A Warrants”), and warrants to purchase 1,090,145 shares of common stock at an exercise price of $1.55 per share (the “Class B Warrants"), expiring on the earlier of fourteen months from the closing date or eight months from the date a registration statement registering the resale of the shares underlying the warrants and the shares becomes effective for an aggregate purchase price of $2,533,850, in a private placement transaction. The Company received proceeds totaling $2,326,481, net of offering costs of $207,369. In addition the Company issued 117,854 Class A Warrants and 109,015 Class B Warrants to vSource as a finder's fee.

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

The Company performed the same calculations as of September 30, 2004, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $1.04 per share; a risk free rate of 3.5%; an expected life equal to the remaining contractual term of the warrants; no dividends; and volatility of 117%. The resulting aggregate allocated value of the warrants as of September 30, 2004 equaled $1,980,886. For the nine months ended September 30, 2005, the Company used an underlying stock price of $0.70 per share; no dividends; a risk free rate of 3.67%; and volatility of 72%. The resulting aggregate value of the warrants equaled $331,534.

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

Note 7. Common Stock Warrants

In connection with the equity (Note 6) and debt (Note 5) fundings, the Company issued warrants to acquire common stock at various prices. The following table summarizes the warrants outstanding as of September 30, 2005:

Exercise Price	Financing Date	Outstanding Warrants	Expiration Date
0.70	December 2003	26,611	December 2005
1.89	January 2004	1,296,388	January 2009
2.50	February 2004	386,500	February 2006
3.00	February 2004	676,500	February 2009
1.90	October 2004	150,000	October 2011
3.50	February 2004	200,000	February 2011
3.19	February 2004	50,000	February 2011
3.22	February 2004	40,000	February 2011
1.25	February 2005	1,800,000	February 2012
1.75	July 14, 2005	525,000	July 2012
1.50	July 14, 2005	466,667	July 2012
Total		5,617,666

All warrants are exercisable at September 30, 2005. The Company has not filed and is not required to file a registration statement for the warrants issued for its December 2003 financing.

Note 8. Significant Concentration

One customer accounted for approximately 21% of sales for the nine months ended September 30, 2005. No other customers represented more than 10% of sales of the Company for that period. The Company had one customer which had in excess of 10% of the Company’s accounts receivable balance at September 30, 2005. This customer had 13% of the Company’s accounts receivable balance.

Note 9.  Net Income (Loss) Per Share

    Basic and diluted net income (loss) per share is presented in accordance with SFAS No.128 Earnings Per Share. Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method) and convertible notes (on an as-if-converted basis) outstanding during the period. For the three and nine months ended September 30, 2004, shares of 6,900,130 resulting from the assumed exercise of outstanding options and warrants were excluded from the computation of earnings per common share, because the inclusion thereof would be anti-dilutive. The corresponding three and six months ended September 30, 2005 have been excluded as the potential dilutive effects including all outstanding options and warrants would be anti-dilutive.

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

Note 11. Industry Segments

The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information” ("SFAS 131"). At September 30, 2005, the Company's four business units, NetView, NewBridge, eLinear and TanSeco, have separate management teams and infrastructures that offer different products and services.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Dollars $	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	26,212	4,375,730	1,108,935	1,270,350	6,781,227
Segment loss	(2,380,221)	(227,104)	(57,487)	(566,615)	(3,231,427)
Total assets	1,712,515	3,887,495	1,576,207	2,321,971	9,498,188
Capital expenditures	17,531	43,577	--	1,617	62,725
Depreciation	29,721	36,496	1,476	75,521	143,214

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Dollars $	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	59,285	15,101,210	3,071,311	3,300,904	21,532,710
Segment profit/(loss)	(7,690,722)	(335,051)	13,507	(1,176,977)	(9,189,243)
Total assets	1,712,515	3,887,494	1,576,207	2,321,972	9,498,188
Capital expenditures	54,708	91,883	--	57,651	204,242
Depreciation	85,242	104,017	4,429	226,794	420,482

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Dollars $	Consulting Services	Network and Storage Solutions	Communications Deployment	Consolidated
Revenue	41,825	6,685,880	726,583	7,454,288
Segment profit/(loss)	1,119,096	(322,970)	(557,588)	238,538
Total assets	3,115,915	5,752,326	919,846	9,788,087
Capital expenditures	196,386	105,953	10,169	312,508
Depreciation	18,530	20,548	1,409	40,487

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Dollars $	Consulting Services	Network and Storage Solutions	Communications Deployment	Consolidated
Revenue	88,990	15,416,359	1,455,026	16,960,375
Segment loss	(1,109,369)	(770,000)	(683,937)	(348,568)
Total assets	3,115,915	5,752,326	919,846	9,788,087
Capital expenditures	348,605	263,411	11,286	623,302
Depreciation	29,927	38,017	3,227	71,171

The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company's financial condition as of September 30, 2005, and its results of operations for the nine month periods ended September 30, 2005 and 2004, should be read in conjunction with the audited consolidated financial statements and notes included in eLinear's Form 10-KSB/A (First Amendment) filed with the Securities and Exchange Commission.

OVERVIEW

  The Company's business currently consists of four operating segments:

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

•
Security solutions. Through TanSeco the Company has business centered on premise security solutions which includes a three-year contract with RadioShack Corporation to install kiosks throughout the United States, 24X7 security monitoring contracts with a variety of commercial customers and project work installing security devices and fiber/cable in client locations across the US

The Company has operated as a technology consulting business since December 1999. It acquired its Internet consulting business as a result of a reverse merger with Imagenuity in 1999. Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services. For the nine months ended September 30, 2005, the consulting segment contributed less than 1% of the Company’s revenue. From 1995, its inception, the Company, which at the time was named Kinetics.com, was engaged in marketing proprietary software programs for use on the world wide web of the Internet. Kinetics.com marketed two software programs designed for use on the Web in 1995 and 1996. During 1996, several creditors of Kinetics.com obtained court judgments against it as a result of non-payment of financial obligations and in 1997, Kinetics.com transferred all of its assets to an unaffiliated third party. Subsequent to the asset transfer, the only activities of Kinetics.com consisted of negotiating settlements with its creditors and attempting to identify a suitable acquisition or merger candidate. While Kinetics.com was the survivor in the merger, from an accounting standpoint, the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, it changed its name to eLinear, Inc.

The Company completed the acquisitions of NetView and NewBridge during 2003. In April 2003, eLinear issued 12,961,979 shares of common stock for all of the outstanding common stock of NetView. After the merger the stockholders of NetView owned approximately 90% of eLinear.

Although NetView became its wholly owned subsidiary, for accounting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. The acquisition resulted in goodwill of $451,920. In March 2004, the Company recorded impairment expense totaling $451,920 related to 100% of the goodwill related to the 2003 eLinear acquisition. In March 2004, the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition. During the three months ended June 30, 2004, the Company recognized only $220 of revenue from the consulting services business segment. Based on projected estimated future cash flows from the reporting unit purchased in 2003, management determined a full impairment charge was required. NetView contributed 70% of eLinear’s revenue for the nine months ended September 30, 2005.

In July 2003, eLinear completed the acquisition of all the outstanding shares of NewBridge. Pursuant to the transaction, eLinear issued 850,000 shares of common stock valued at $1,062,500, using the average of the bid and asked prices on July 31, 2003, and options to purchase 300,000 shares of common stock valued at $274,000, using Black Scholes, to the shareholders of NewBridge. The acquisition was accounted for using the purchase method of accounting resulting in goodwill of $1,491,102, as restated. In September 2004, the Company recorded impairment expense totaling $391,114 related to a portion of the goodwill related to the NewBridge acquisition. The Company performed a valuation analysis of the discounted projected estimated future cash flows from the reporting unit. Based on the valuation analysis, the Company elected to write down the goodwill for NewBridge to $1,100,000 resulting in the impairment charge. NewBridge contributed 14% of eLinear's revenue for nine months ended September 30, 2005.

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

The new notes are secured by all of the Company’s and its subsidiaries' assets. The payment of interest and principal, under certain circumstances, may be made with shares of the Company common stock at a conversion price of no less than $1.00 per share. The new notes will accrue interest at a rate per annum equal to the “prime rate” published in the Wall Street Journal plus seventy five basis points, as may be adjusted. The Company has the ability to prepay any amounts owed under these new notes at 115% of the principal amount. The Company is obligated to make monthly payments, either in cash or stock as determined by the new notes, beginning on August 1, 2005 for the total principal of the new notes, plus applicable interest (the “Monthly Payment”). The Monthly Payment will be made (i) automatically by a conversion in stock at a “Fixed Conversion Price”, (ii) at the discretion of the Company at a reduced conversion price, but no less than $1.00, or (iii) in cash paid by the Company at 101% of the Monthly Payment. The Monthly Payments shall be automatically made, subject to volume limitation, in Company common stock at the Fixed Conversion Price if (i) the shares of the Company common stock underlying the shares of the notes are registered; and (ii) the average trading price of the Company common stock for the five days preceding the Monthly Payment is greater than 110% of the Fixed Conversion Price. If the Monthly Payment is not automatically converted into shares of Company common stock because the average trading price of the Company common stock for the five trading days prior to the due date of the Monthly Payment is less than 110% of the Fixed Conversion Price, the Company may, at its discretion, make the Monthly Payment in Company common stock at a conversion price equal to 85% of the average trading price of the Company common stock for the five lowest closing days for the 22 trading days prior to the Company's notice, but in no case shall the conversion price be less than $1.00. The Fixed Conversion Price is $1.00, subject to adjustment, but in no case reduced to less than $1.00.

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

The Investors may not exercise the warrants issued pursuant to the Supplement until January 14, 2006 and are exercisable until January 14, 2013, of which 466,667 of the warrants are exercisable at $1.50 and 525,000 are exercisable at $1.75. The warrants were valued at $632,707 using a Black Scholes option-pricing model. The value of these warrants will be recorded as a discount to the new notes and will be amortized over the remaining term of the loan (31 months) using the effective interest method.

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

General

The consolidated financial statements and notes included in this Form10-QSB contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of its assets and liabilities, and affect the disclosure of any contingent assets and liabilities. The Company believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts. The significant accounting policies are described in its financial statements and notes included in its Form 10-KSB/A (First Amendment) filed with the Securities and Exchange Commission.

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

Goodwill

As of September 30, 2005, the Company had $1,100,000 of goodwill resulting from the acquisition of NewBridge Technologies, Inc. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. In September 2004, the Company recorded impairment expense totaling $391,114 related to a portion of the goodwill related to the NewBridge Technologies, Inc. acquisition in July 2003. The Company performed a valuation analysis of the discounted projected estimated future cash flows from the reporting unit. Based on the valuation analysis, the Company elected to write down the goodwill for NewBridge to $1,100,000 resulting in the impairment charge. Due to the large amount of goodwill presently included in its financial reports, if impairment is required, its financial condition and results would be negatively affected.

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

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of Financial Accounting Standards Board Statement No. 123." This statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation; therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its financial position. The Company recorded $141,701 of stock-based compensation expense for employee stock options which was reflected in the net loss for the nine-month period ended September 30, 2005.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of its customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to its consolidated results of operations or financial position. As of September 30, 2005, the Company maintained an allowance for doubtful accounts of $394,282, which allowance was 6% of total accounts receivable as of that date.

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

The value of the derivative liabilities relating to the credit facilities in the quarterly financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock, the amount of shares converted by Laurus in connection with the Laurus credit facilities and exercised in connection with the Warrant outstanding. Consequently, the Company’s consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See Notes 6 and 7 regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as September 30, 2005 were not designated.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Nine Months Ended September 30,2005 and Nine Months Ended September 30, 2004

Revenue Total revenue for the nine months ended September 30, 2005 was $21,532,710 which was an increase of 27% over the prior year period of $16,960,375. Revenue from the consulting services business segment for the nine months ended September 30, 2005 was $59,285 which was less than 1% of total revenue. During February 2004, the Company hired experienced consulting and engineering personnel and the Company intends to concentrate its efforts on building expertise in the areas of convergence of communications with information technology and in sophisticated information security and physical security technologies. Revenue generated from the network and storage solutions business segment for the nine months ended September 30, 2005 was $15,101,210, which was relatively flat compared to $15,416,359 for the first nine months of 2004. The network and storage solutions business segment contributed 70% of total revenue for the current nine month period, down from 91% in 2004. . The Company intends to focus on adding additional customers and personnel to service these customers. Revenue from communications solutions more than doubled for the nine months of 2005 to $3,071,311 and represented 14% of total revenue. Security solutions began to bring in new revenue that totaled $3,300,904 in the first nine months of 2005.

Of the revenue generated for the three and nine month periods ended September 30, 2005, one customer in the medical vertical market provided in excess of 10% of the Company's revenue contributing 16% of the revenue. No other customer provided more than 10% of the Company’s revenue for the 2005 period.

Cost of sales. Total cost of sales for the and nine months ended September 30, 2005 was $18,032,315 an increase of $3,384,642 or 23%, over the prior year period of $14,647,673 .. Trends in cost of goods sold for the company is influenced by how the mix of services versus products changes. Lower margin, but high volumes of products are reflected in higher cost of goods sold.  Cost of srvices as a percent of revenue increased to 12% in 2005 versus 7% in the same nine month period of 2004.
For the network and storage solutions business segment, cost of sales is comprised of the costs associated with acquiring hardware and software to fill customer orders. For the consulting services business segment, cost of sales consists of full-time personnel and contract employee costs associated with projects eLinear provides to its customers for a fee. For the communications deployment business segment, cost of sales consists of materials and personnel to build the customer infrastructure. The increase in cost of sales was due to the cost of procuring hardware and software to fill an expanded number of customer orders. The Company’s principal suppliers of hardware and software products are Hewlett Packard and Cisco Systems. The Company anticipates they will continue to be its principal suppliers in the future. Total hardware and software costs amounted to $15,942,862 for the nine months ended September 30, 2005.

Gross profit. Total gross profit increased from $2,312,702 for the nine months ended September 30, 2004, to $3,500,395 for the nine months ended September 30, 2005. Total gross profit as a percentage of revenue increased from 13.6% for the nine months and ended September 30, 2004 to 16.3% for the current year period. More emphasis on higher margin services relative to product sales resulted in higher gross profit percentages overall as the total volume of services grew from $1,377,052 for the first nine months of 2004 to $3,507,602 for the comparable period in 2005.

Operating expenses. Total operating expenses for the nine months ended September 30, 2005 were $11,412,332, an increase of $3,989,348, or 54%, over the prior year period of $7,422,984. The various components of this increase are as follows:

• The Company spent $2,467,408 more for professional services for the first nine months of 2005 as compared to 2004. These services were for legal and accounting services related to new investor financing, a law suit against the Company’s former CEO and stock registration efforts in 2005. Payroll expense increased by 99% for the nine months ended September 30, 2005 versus the comparable period in 2004 to $6,005,094 from $3,021,572. The increase reflected the full period impact of hiring additional professional personnel in 2004 as the Company developed expertise in new solutions and a new office in Dallas and Fort Worth, Texas as a result of the TanSeco acquisition.

• Office administration expenses increased from $1,322,672 for the 2004 period to $1,717,002 for the nine months ended September 30, 2005. The components of office administration are office rent expense, office expenses, staff development and dues and subscriptions. The Company incurs greater administrative expenses related to opening its sales office in Dallas, and Fort Worth as a result of the TanSeco acquisition and relocated its corporate headquarters in Houston, Texas.

• In 2004 the Company lost its largest consulting contract and the other operations that had been acquired in a previous eLinear purchase. Additional writedowns were taken pursuant to a valuation analysis of the NewBridge Technologies subsidiary. Accordingly a write down of goodwill of $843,039 was taken. No additional writedowns were taken in the first nine months of 2005.

• Other expenses decreased by 84% in the first nine months of 2005 or $1,255,087. The Company initiated an investor awareness/marketing program in 2004 which was not continued in 2005. The cost of this program during the nine months ended September 30, 2004 approximated $927,000. The Company incurred penalties in association with the Laurus Master Fund and its financings in January and February 2004 of $102,597 and $370,931, respectively, as a result in delays in its two registration statements filed with the SEC, which penalties are included in the other expenses category. A majority of the remaining expenses was the Company’s listing fee to the American Stock Exchange.

Depreciation.  Depreciation expense increased to $313,385 for the nine months ended September 30, 2005 from $71,171 for the same period in 2004 due to the purchase of additional depreciable assets late in 2004 and early in 2005 particularly for the acquisition of the assets associated with the TanSeco acquisition.

Interest expense. Interest expense for the nine months ended September 30, 2005 increased to $847,534 from $756,763 consisting of expenses related to the revolving and term credit facilities.

Change in fair value of derivative. Derivative liabilities in connection with the Laurus credit facility and common stock warrants resulted in income of $3,073,851 for the nine months ended September 30, 2005 compared to $5,492,874 for the same period of 2004. The changes in valuation of the derivatives is the result of changes in valuation variables such as interest rates, underlying common stock prices and volatility in addition to changes in the number of warrants issued in relation to the host debt.

Net loss. The net loss for the nine month ended September 30, 2005,was $5,677,020 or $0.25 per share basic and diluted, compared to net loss of $348,568 or $0.02 per share basic and $.03 per share diluted, for the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

The following summary table presents comparative cash flows of the Company for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Net cash used in operating activities	$(4,169,114)	$(6,515,813)
Net cash used in investing activities	$(594,928)	$(1,649,104)
Net cash provided by financing activities	$4,529,793	$8,039,752

Changes in cash flow. Net cash used in operating activities for the nine months ended September 30, 2005, was $4,169,114 compared to net cash used in operating activities of $6,515,813 for the prior year period. This was an decrease of $2,346,699 over the prior year period. The primary components of net cash used in operating activities for fiscal 2005 were a net loss of $5,677,020, an increase in inventory of $1,002,539 as a result of the TanSeco acquisition and increased sales to customers and a decrease in accrued liabilities as a result of settling penalties resulting from the various Company financings, which penalties were caused by delays in obtaining effectiveness of the Company's registration statements.  These decreases were partially offset by non-cash charges of $1,277,723, collections of accounts receivable of $312,700 and increases in accounts payable of $1,129,531.  Cash used in investing activities was $594,928 for the current fiscal period which was composed of purchases of property and equipment of $204,250, certificates of deposit of $258,698 and deposits of $131,980.   Cash provided by financing activities was $4,529,799 which was composed of proceeds from its revolver and term note of $4,238,992 and proceeds from the exercise of stock options and sale of common stock of $290,807.

Capital Resources. The Company has funded its operations through the sale of common stock, the exercise of stock options and warrants, lines of credit, the Laurus financing agreement and the February 2005 financing agreement. During February 2005, the Company obtained a financing agreement with certain investors for up to $12 million and received gross proceeds of $2,736,000, the remaining $9,264,000 was held by the Investors in a restricted account.  On July 14, 2005, the Company amended that 2005 financing arrangement, entered into on February 28, 2005, for a total principal amount of $12 million with the Investors. The supplement modifies the February 2005 financing arrangement by (i) releasing all the funds held in the restricted account, of which $7,200,000 was paid to the respective Investors without penalty and the remaining amount, approximately $2,138,921, held in the restricted account was funded to the Company; (ii) amending and restating the notes issued pursuant to the February 2005 financing arrangement with the new total principal amount of $5,054,567 that included (x) the twenty percent (20%) (including applicable fees) of the February 2005 financing funded to the Company in February 2005; (y) the funds released from the restricted accounts to the Company pursuant to the supplement; and (z) the interest accrued on the funds held in the restricted account from March 2005 until July 14, 2005; (iii) granting the Investors a right to participate in their pro rata portion of 60% of any future financing of the Company for one year; and (iv) issuing warrants exercisable after January 14, 2006 at exercise prices ranging from $1.50 to $1.75 per share into an aggregate of 991,667 shares of common stock to Iroquois, RHP, Basso Private and Basso Multi. The terms between the Company and each of the respective Investors are substantially similar.

Liquidity. As of September 30, 2005, the Company had cash balances in non-restricted accounts of $406,010 and negative working capital of approximately $1,813,730.  The Company has completed two financings and two sales of stock during 2004 and 2005, all of which included warrants. Should all the warrants outstanding be exercised, the Company could raise up to approximately $10,396,000.  However, based upon the exercise prices and the current price of the Company's common stock, the Company would receive no funding from the outstanding warrants.

    The Company requires additional funding to fully implement its business plan and to satisfy its short-term obligations over the next twelve months.  The current price of its common stock is below the conversion price of its convertible notes entered into in February 2004 and 2005.  There can be no assurance that the Company's stock price will increase to a level in the future which would allow the Investors to convert there notes into Company common stock and provide additional funding to the Company.  Because of this, the Company can not rely on the existing convertible notes as a source of funding in the future.  The Company is currently seeking additional funding in order to provide funds to cover its working capital short-fall and fully implement its business plan. Based upon current projections, the Company believes it will begin to generate positive cash flow from operations during fiscal 2006 which will reduce its reliance on external financing. There can be no assurance that the Company will be able to obtain additional financing that would be on terms acceptable to it, if at all.  If the Company does obtain additional financing, it will be required to do so on a best efforts basis, as it currently has no commitments for any further financing.

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

Item 3. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 (Exchange Act”) the Company carried out an evaluation, under supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

        During July 2005, the Company issued 268,068 restricted shares of its common stock to one individual and two corporations for consulting services, which it valued at $243,500 ($0.91 per share).

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

During the quarter ended September 30, 2005, the Company did not make any repurchases of its common stock.

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

10.15
Registration Rights Agreement issued to each of the Investors in the Securities Purchase Agreements dated as of February 4, 2004 (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-KSB, dated February 13, 2004)

10.16
Common Stock Purchase Warrant Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.18 to Registrant's Form 8-K, dated February 26, 2004)

10.17
Secured Revolving Note Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.19 to Registrant's Form 8-K, dated February 26, 2004)

10.18
Secured Convertible Minimum Borrowing Note Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.20 to Registrant's Form 8-K, dated February 26, 2004)

10.19
Minimum Borrowing Note Registration Rights Agreement dated as of February 23, 2004 by and between eLinear, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.21 to Registrant's Form 8-K, dated February 26, 2004)

10.20
Funds Escrow Agreement dated as of February 23, 2004 by and between eLinear, Inc., NetView Technologies, Inc. and NewBridge Technologies, Inc. and Laurus Master Fund, LLC (incorporated by reference to Exhibit 10.22 to Registrant's Form 8-K, dated February 26, 2004)

10.21	eLinear, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Definitive Information Statement, dated October 15, 2004) *
10.22	Employment Agreement with Michael Lewis dated December 22, 2006 *
10.23	Amendment to the Security Agreement and Ancillary Agreement with Laurus Master Funs, LLC (incorporated by reference to Exhibit 10.24 to Registrant's Form SB-2 dated November 5, 2004)
10.24	Stock Purchase Agreement of TanSeco Systems, Inc. (incorporated by reference to Exhibit 10.25 to Registrant's Form SB-2 dated November 5, 2004)
10.25	Service Agreement with RadioShack Corporation (incorporated by reference to Exhibit 10.26 to Registrant's Form SB-2 dated November 5, 2004)
10.26
Form of Master Security Agreement, dated as of February 28, 2005, by and between eLinear, Inc., NetView Technologies, Inc., NewBridge Technologies, Inc., TanSeco Systems, Inc. and Investor (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated March 3, 2005)

10.27
Form of Common Stock Purchase Warrant Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K dated March 3, 2005)

10.28	Form of Secured Convertible Term Note, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.3 to Registrant's Form 8-K dated March 3, 2005)
10.29
Form of Restricted Account Agreement, dated as of February 28, 2005, by and between eLinear, Inc., the bank and Investor (incorporated by reference to Exhibit 10.4 to Registrant's Form 8-K dated March 3, 2005)

10.30	Form of Registration Rights Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K dated March 3, 2005)
10.31	Form of Stock Purchase Agreement, dated as of February 28, 2005, by and between eLinear, Inc. and Investor (incorporated by reference to Exhibit 10.6 to Registrant's Form 8-K dated March 3, 2005)
10.32	Consulting Agreement dated December 22, 2005 with Kevan Casey (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-KSB, dated March 18, 2005) *
10.33	Form of Supplement, dated July 14, 2005, by and between Company and Investor. (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated July 20, 2005)
10.34	Form of Warrant, dated as of July 14, 2005, by and between eLinear, Inc. and Investor. . (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated July 20, 2005)
10.35	Form of Warrant, dated as of July 14, 2005, by and between eLinear, Inc. and Investor. . (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated July 20, 2005)
10.36
Form of Amended and Restated Secured Convertible Term Note, dated as of July 14, 2005, by and between the eLinear, Inc. and Investor. (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated July 20, 2005)

10.37	2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to Registrant's Definitive Information Statement, dated May 6, 2005) *
10.38	2005 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Definitive Information Statement, dated May 6, 2005) *
31.1	Certification of Michael J. Lewis
31.2	Certification of Phillip Michael Hardy
32.1	Certification for Sarbanes-Oxley Act of Michael J. Lewis
32.2	Certification for Sarbanes-Oxley Act of Phillip Michael Hardy

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

eLINEAR, INC.

Date: April 26, 2006	By:	/s/ Michael Lewis
Michael Lewis
Chief Executive Officer

eLINEAR, INC.

Date: April 26, 2006	By:	/s/ Phillip Michael Hardy
Phillip Michael Hardy
Principal Financial and Accounting Officer