Form 10QSB/A
period 2005-09-30
ELINEAR INC
filed 2006-06-02
CIK 1001903

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

eLINEAR, INC.
AND SUBSIDIARIES
INDEX TO FORM 10-QSB/A (FIRST AMENDMENT)
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

eLINEAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

	2005		2004	2005	2004
			(Restated)		(Restated)
Revenue:
Products		$5,453,779	$6,710,474	$17,930,259	$15,528,563
Services		1,297,749	689,054	3,507,602	1,377,052
Other		29,699	54,760	94,849	54,760
Total revenue		6,781,227	7,454,288	21,532,710	16,960,375

Cost of revenue:
Products		4,989,194	6,125,210	15,942,862	13,602,289
Services		924,265	274,789	2,089,453	1,045,384
Total cost of revenue		5,913,459	6,399,999	18,032,315	14,647,673
Gross profit		867,768	1,054,289	3,500,395	2,312,702

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses		2,007,841	1,438,460	6,005,094	3,021,572
Office administration		578,881	602,427	1,717,002	1,322,672
Professional services		852,538	275,153	3,133,765	666,357
Impairment of goodwill		--	391,114	--	843,039
Other		76,840	398,545	243,086	1,498,173
Depreciation		107,515	40,487	313,385	71,171
Total operating expenses		3,623,615	3,146,186	11,412,332	7,422,984

Loss from operations		(2,755,847)	(2,091,897)	(7,911,937)	(5,110,282)

Other income (expense):
Interest, net		(273,900)	(136,199)	(847,534)	(756,763)
Change in fair value of derivatives		2,036,011	2,451,666	3,073,851	5,492,874
Other		(69,712)	14,968	8,600	25,603
Total other income (expense)		1,692,399	2,330,435	2,234,917	4,761,714
Net income (loss)		$(1,063,448)	$238,538	$(5,677,020)	$(348,568)
Net income (loss) per share: Basic	$	(0.04)	$0.01	$(0.25)	$(0.02)
Diluted		$(0.04)	$0.01	$(0.25)	$(0.02)
Weighted average number of common shares outstanding:
Basic		24,705,805	20,608,067	22,735,207	20,013,588
Diluted		24,705,805	22,190,584	22,735,207	20,013,588

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

Cash flows used in operating activities:
Net loss	$(5,677,020)	$(348,568)
Depreciation and amortization	420,482	71,171
Impairment of goodwill	--	843,039
Bad debt expense	114,499	65,560
Amortization of debt discounts	347,404	505,618
Change in fair value of derivatives	(3,073,851)	(5,492,874)
Stock and stock option based compensation	2,153,941	952,607
Changes in assets and liabilities:
Accounts receivable	216,913	(4,464,476)
Inventory	(1,002,539)	(50,057)
Other current assets	10,123	(152,070)
Accounts payable	1,129,531	795,786
Payable to officers	--	(36,336)
Accrued liabilities	(158,549)	321,259
Accrued penalties	--	473,528
Net cash used in operating activities	(5,519,066)	(6,515,813)

Cash flows from investing activities:
Purchase of property and equipment	(204,250)	(623,302)
Restricted cash	(258,698)	(500,000)
Purchase of certificate of deposit	--	(512,643)
Deposits	--	(13,159)
Net cash used in investing activities	(462,948)	(1,649,104)

Cash flows from financing activities:
Repayment of notes payable due to officers	--	(215,703)
Proceeds from revolver, net	726,477	1,596,758
Proceeds from long-term debt	4,096,939	2,000,000
Payment of upfront financing costs	--	(273,000)
Proceeds from sale of common stock and exercise of stock options	665,739	4,931,697
Net cash provided by financing activities	5,489,155	8,039,752

Net decrease in cash	(492,859)	(125,165)
Cash and cash equivalents, beginning of period	898,869	554,483
Cash and cash equivalents, end of period	$406,010	$429,318

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

The Company applies the intrinsic value measurement principles of Accounting Principles Board, (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. During the nine months ended September 30, 2005, the Company recorded $176,565 of stock-based compensation expense for stock options issued to employees which is reflected in the net loss for the nine month period ended September 30, 2005, because certain options granted under the 2005 Plan had exercise prices less than the market value of the underlying common stock on the date of the grant. In addition, the Company recorded stock based compensation expense totaling $135,566 related to the options issued to non-employees and two of its directors. The non-employee options vested immediately and were expensed based on the fair value calculated using the Black Scholes pricing model using the following assumptions: 86% volatility, four year life, 1.5% discount rate and 0% dividend yield.  In December 2004, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. The Company will adopt SFAS No. 123(R) as of its fiscal year beginning January 1, 2006 and has not determined the affect its adoption will have on its financial position and results of operations and cash flows.

The following table illustrates the effect on net income and earnings per share if eLinear had applied the fair value recognition provisions of FASB statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income (loss), as reported	$(1,063,448)	$238,538	$(5,667,020)	$(348,568)
Stock based compensation under fair value method:
Add stock based employee compensation included in
reported net income (loss)	126,550	--	176,565	3,246
Stock based compensation under fair value method	(155,996)	(81,000)	(798,814)	(202,246)
Pro forma net income (loss)	$(1,092,894)	$157,538	$(6,289,269)	$(547,568)

Net income (loss) per share:
Basic net income (loss) per share - as reported	$(0.04)	$0.01	$(0.25)	$(0.02)
Basic net income (loss) per common share - pro forma	$(0.04)	$0.01	$(0.28)	$(0.03)
Diluted net income (loss) per common share - as reported	$(0.04)	$0.01	$(0.25)	$(0.02)
Diluted net income (loss) per common share - pro forma	$(0.04)	$0.01	$(0.28)	$(0.03)

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

The Company has a redemption option in regard to the Convertible Notes, which includes is revolver, notes payable and long-term debt, and if exercised, will pay 115% on the principal amount outstanding at the time of such pre-payment.

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

The Notes are hybrid instruments which contain both freestanding derivative financial instruments and more than one embedded derivative feature which would individually warrant separate accounting as a derivative instrument under SFAS 133. The freestanding derivative financial instruments include the Laurus Warrants, which were valued individually, and totaled $653,807. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, referred to as the “Compound Embedded Derivative Liability”. The single compound embedded derivative features include the conversion feature within the Notes, the early redemption option, the Contract Rate adjustment and default provision. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Notes. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Notes, or 36 months.

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

    The following table presents the calculation of basic and diluted net income (loss) per share for the three months ended September 30, 2004:

Three Months Ended
September 30, 2004
Numerator:
Net income (loss)	$238,538
Adjustments:
Interest expense, including amortization of debt discout and debt issuance costs	136,199
Change in fair value of derivatives embedded within convertible debt	(111,832)
$262,905
Denominator for basic net income per share:
Weighted average shares outstanding - basic	20,608,067
Effect of dilutive securities:
Stock options	551,589
Convertible note	1,030,928
Weighted average shares outstanding - diluted	22,190,584

Basic net income (loss) per share	$0.01
Diluted net income (loss) per share	$0.01

    The three months ended September 30, 2005 and the nine months ended September 30, 2005 and 2004 are not shown in the above table as those periods would be anti-dilutive.

Note 10. Restricted Cash

In conjunction with the Company’s credit facilities with Textron Financial Corporation and Synnex Corporation, the Company was required to deposit $750,000 in two restrictive cash accounts and issue Textron a $500,000 letter of credit and Synnex a $250,000 letter of credit.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Dollars $	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	26,212	4,375,730	1,108,935	1,270,350	6,781,227
Segment loss	(212,242)	(227,104)	(57,487)	(566,615)	(1,063,448)
Total assets	1,625,989	3,887,495	1,576,207	2,321,971	9,411,662
Capital expenditures	17,531	43,577	--	1,617	62,725
Depreciation and amortization	29,721	36,496	1,476	75,521	143,214

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Dollars $	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	59,285	15,101,210	3,071,311	3,300,904	21,532,710
Segment profit/(loss)	(4,178,499)	(335,051)	13,507	(1,176,977)	(5,677,020)
Total assets	1,625,989	3,887,494	1,576,207	2,321,972	9,411,662
Capital expenditures	54,716	91,883	--	57,651	204,250
Depreciation and amortization	85,242	104,017	4,429	226,794	420,482

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
(Restated)

Dollars $	Consulting Services	Network and Storage Solutions	Communications Deployment	Consolidated
Revenue	41,825	6,685,880	726,583	7,454,288
Segment profit/(loss)	1,119,096	(322,970)	(557,588)	238,538
Total assets	3,115,915	5,752,326	919,846	9,788,087
Capital expenditures	196,386	105,953	10,169	312,508
Depreciation	18,530	20,548	1,409	40,487

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(Restated)

Dollars $	Consulting Services	Network and Storage Solutions	Communications Deployment	Consolidated
Revenue	88,990	15,416,359	1,455,026	16,960,375
Segment loss	1,105,369	(770,000)	(683,937)	(348,568)
Total assets	3,115,915	5,752,326	919,846	9,788,087
Capital expenditures	348,605	263,411	11,286	623,302
Depreciation	29,927	38,017	3,227	71,171

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

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure-an amendment of Financial Accounting Standards Board Statement No. 123." This statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation; therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its financial position. The Company recorded $176,565 of stock-based compensation expense for employee stock options which was reflected in the net loss for the nine-month period ended September 30, 2005.

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

The value of the derivative liabilities relating to the credit facilities in the quarterly financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock, the amount of shares converted by Laurus in connection with the Laurus credit facilities and exercised in connection with the Warrant outstanding. Consequently, the Company’s consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See Notes 5 and 6 regarding valuation methods used for derivative liabilities.

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

Net loss. The net loss for the nine month ended September 30, 2005,was $5,677,020 or $0.25 per share basic and diluted, compared to net loss of $348,568 or $0.02 per share basic and diluted, for the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

The following summary table presents comparative cash flows of the Company for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Net cash used in operating activities	$(5,519,066)	$(6,515,813)
Net cash used in investing activities	$(462,948)	$(1,649,104)
Net cash provided by financing activities	$5,489,155	$8,039,752

Changes in cash flow. Net cash used in operating activities for the nine months ended September 30, 2005, was $5,519,066 compared to net cash used in operating activities of $6,515,813 for the prior year period. This was an decrease of $996,747 over the prior year period. The primary components of net cash used in operating activities for fiscal 2005 were a net loss of $5,677,020, an increase in inventory of $1,002,539 as a result of the TanSeco acquisition and increased sales to customers and a decrease in accrued liabilities as a result of settling penalties resulting from the various Company financings, which penalties were caused by delays in obtaining effectiveness of the Company's registration statements.  These decreases were partially offset by non-cash charges of $37,525, collections of accounts receivable of $216,913 and increases in accounts payable of $1,129,531.  Cash used in investing activities was $462,948 for the current fiscal period which was composed of purchases of property and equipment of $204,250 and increases in restricted cash of $258,698.   Cash provided by financing activities was $5,489,155 which was composed of proceeds from its revolver and term note of $4,823,416 and proceeds from the exercise of stock options and sale of common stock of $665,739.

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

10.21	eLinear, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Definitive Information Statement, dated October 15, 2004) *
10.22	Employment Agreement with Michael Lewis dated December 22, 2006 (incorporated by reference to Exhibit 10.22 to Registrant's Form 10-QSB dated April 26, 2006) *
10.23	Amendment to the Security Agreement and Ancillary Agreement with Laurus Master Funs, LLC (incorporated by reference to Exhibit 10.24 to Registrant's Form SB-2 dated November 5, 2004)
10.24	Stock Purchase Agreement of TanSeco Systems, Inc. (incorporated by reference to Exhibit 10.25 to Registrant's Form SB-2 dated November 5, 2004)
10.25	Service Agreement with RadioShack Corporation (incorporated by reference to Exhibit 10.26 to Registrant's Form SB-2 dated November 5, 2004)
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

eLINEAR, INC.

Date: May 30, 2006	By:	/s/ Michael Lewis
Michael Lewis
Chief Executive Officer

eLINEAR, INC.

Date: May 30, 2006	By:	/s/ Phillip Michael Hardy
Phillip Michael Hardy
Principal Financial and Accounting Officer