Form 10KSB
period 2005-12-31
ELINEAR INC
filed 2006-07-11
CIK 1001903

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer's revenues for the fiscal year ended December 31, 2005, were $29,750,817.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 24, 2006, based upon the closing price as of such date on the American Stock Exchange, was $8,161,940.

The Registrant's common stock outstanding as of April 24, 2006, was 29,467,741shares.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

eLINEAR, INC.

INDEX TO FORM 10-KSB
December 31, 2005

 FORWARD LOOKING STATEMENTS

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

•
changes in general economic and business conditions affecting Information Technology ("IT") consulting development and implementation, computer-based project management consulting and strategic business consulting industries;

•	technical developments that make the Company's products or services obsolete;
•	changes in the Company's business strategies;
•	the level of demand for the Company's products or services;
•	the Company's ability to develop or maintain strategic relationships; and global economic conditions

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

Organizational History

The Company operated as a technology consulting business from December 1999 until its acquisition of NetView in April 2003. It acquired its Internet consulting business as a result of a reverse merger with Imagenuity, Inc. ("Imagenuity") in 1999. Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services. For the fiscal year ended December 31, 2005, the consulting segment contributed less than 1% of eLinear's revenue. From 1995, its inception, the Company, which at the time was named Kinetics.com, was engaged in marketing proprietary software programs for use on the world wide web of the Internet. Kinetics.com marketed two software programs designed for use on the Web in 1995 and 1996. During 1996, several creditors of Kinetics.com obtained court judgments against it as a result of non-payment of financial obligations and in 1997, Kinetics.com transferred all of its assets to an unaffiliated third party. Subsequent to the asset transfer, the only activities of Kinetics.com consisted of negotiating settlements with its creditors and attempting to identify a suitable acquisition or merger candidate. While Kinetics.com was the survivor in the merger, from an accounting standpoint the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, the Company changed its name to eLinear, Inc.

Three acquisitions in 2003 and 2004 expanded the Company’s capabilities in network and storage solutions, communications and IT convergence and in physical security.

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

In late 2005, the Company entered into a joint venture for the purpose of acquiring a controlling interest in a company licensed to conduct business in Dubai Internet City in the United Arab Emirates. eLinear expects to begin delivery of the same type of solutions offered in the United States to customers in the Middle east.

The Company's Products and Services

The Company offers its products and services through four distinct business segments as follows:

1. Consulting services - the Company offers - strategic planning, technical project management, and development services.

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

The products the Company sells are "off the shelf" products and it does not incur expenses associated with research and development for these products. The Company began investment in development of state of the art software products for communications security in 2005. Product deployment is expected in 2006.

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

With respect to the source of the Company's revenue, the Company had one customer which provided more than 13% of the Company's revenue for the fiscal year ended December 31, 2005. Another customer provided approximately 12% of total revenue in 2005.

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

Customers

One customer accounted for 13% of the Company's revenue for fiscal year 2005 and another customer provided 12% of revenue. It does not maintain long-term contractual arrangements with any of its customers and, accordingly, there is no assurance that its customers will continue to conduct business with eLinear in the future. The loss of these customers would have a material adverse effect on its business operations. The Company's business model typically relies upon negotiated sales transactions with its customers on a transaction by transaction basis. Some service contracts cover more than one year but typically are cancelled with thirty days notice. Because it does not enter into long-term contracts with its customers, there is no assurance that the Company will be able to conduct repeat business or long-term business with any one of its current customers. The failure of its customers to continue to do business with it would have a material adverse effect on its business operations.

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

Employees

As of March 10, 2006, the Company had 89 full-time employees which had decreased from 126 at December 31, 2004. None of the Company's employees are covered by any collective bargaining agreements. Management believes that its relations with its employees are good and the Company has not experienced any work stoppages attributable to employee disagreements. The decrease was primarily attributed to an ongoing cost cutting program.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive and administrative offices are located at 2901 West Sam Houston Parkway North, Suite E-300, Houston, Texas 77043. It leases these facilities. Its lease covers approximately 25,300 square feet and expires on November 30, 2008. Its lease payments are $26,209 per month through November 2008. The Company also has a marketing and sales office in Dallas, Texas. It leases these facilities. Its lease covers approximately 7,186 square feet and expires May 31, 2009. The lease payments are $10,604 per month and includes monthly operating expenses, which will vary based on actual operating expenses of the property. TanSeco leases office and warehouse space in Fort Worth, Texas. The lease covers approximately 7,972 square feet and expires October 31, 2007. The lease payments are $8,304 per month. The Company has no present plans to invest in real estate, real estate mortgages, or persons or entities primarily engaged in real estate activities.

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
	High	Low
Year 2005
Quarter ended December 31	$0.70	$0.38
Quarter ended September 30	$1.24	$0.70
Quarter ended June 30	$1.31	$0.65
Quarter ended March 31	$1.20	$0.75
Year 2004
Quarter ended December 31	$1.60	$0.84
Quarter ended September 30	$2.11	$0.89
Quarter ended June 30	$3.25	$1.50
Quarter ended March 31	$3.50	$1.85

As of April 24, 2006, there were approximately 211 shareholders of record of the Company's common stock which does not include those shareholders whose common stock is held in street name. The Company has neither declared nor paid any cash dividends to date and current existing debt instruments preclude the Company from paying dividends. The Company does not anticipate paying dividends in the foreseeable future until such time as the Company has sufficient cash flow from operations to justify payment of a dividend.

Equity Compensation Plan Information

The following table gives information about the Company's common stock that may be issued upon the exercise of options under its 2000 Stock Option Plan, 2003 Stock Option Plan and 2004 Stock Option Plan and 2005 Stock Option Plan as of December 31, 2004, which have been approved by the Company's shareholders, and under compensation arrangements that were not approved by the Company's shareholders.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved by Security Holders	2,367,611		$1.52	3,717,766
Equity Compensation Plans Not Approved by Security Holders	750,000	(1)	$2.17	--
Total	3,117,611		$2.03	3,717,766

(1)
Includes options to purchase 75,000 shares of common stock at $3.00 per share, 375,000 shares of common stock at $2.90 per share, 100,000 shares of common stock at $2.18 per share and 200,000 shares of common stock at $0.50 per share. These options have expiration dates from 2010 through 2013 and each was negotiated on an issuance-by-issuance basis between the holder and the Company..

Recent Sales of Unregistered Securities

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal year ended December 31, 2005, that were not registered under the Securities Act.

On December 1, 2005, the Company issued 357,143 shares of common stock to a third party for the purpose of acquiring a controlling interest in a company licensed to conduct business in Dubai Internet City in the United Arab Emirates.

On July 22, 2005, the Company issued 158,451 shares of common stock to acquire 100% of a subsidiary that produces security software.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company's financial condition as of December 31, 2005, and the Company's results of operations for the years in the two-year period ended December 31, 2005 and 2004, should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere in this report.

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

•
Security solutions. Through TanSeco the Company has business centered on premise security solutions which includes a three-year contract with RadioShack Corporation to install kiosks throughout the United States, 24X7 security monitoring contracts with a variety of commercial customers and project work installing security devices and fiber/cable in client locations across the US

The Company has operated as a technology consulting business since December 1999. It acquired its Internet consulting business as a result of a reverse merger with Imagenuity in 1999. Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services. For the year ended December 31, 2005, the consulting segment contributed less than 1% of the Company’s revenue. From 1995, its inception, the Company, which at the time was named Kinetics.com, was engaged in marketing proprietary software programs for use on the world wide web of the Internet. Kinetics.com marketed two software programs designed for use on the Web in 1995 and 1996. During 1996, several creditors of Kinetics.com obtained court judgments against it as a result of non-payment of financial obligations and in 1997, Kinetics.com transferred all of its assets to an unaffiliated third party. Subsequent to the asset transfer, the only activities of Kinetics.com consisted of negotiating settlements with its creditors and attempting to identify a suitable acquisition or merger candidate. While Kinetics.com was the survivor in the merger, from an accounting standpoint, the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, it changed its name to eLinear, Inc.

The Company completed the acquisitions of NetView and NewBridge during 2003. In April 2003, eLinear issued 12,961,979 shares of common stock for all of the outstanding common stock of NetView. After the merger the stockholders of NetView owned approximately 90% of eLinear.

Although NetView became its wholly owned subsidiary, for accounting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. The acquisition resulted in goodwill of $451,920. In March 2004, the Company recorded impairment expense totaling $451,920 related to 100% of the goodwill related to the 2003 eLinear acquisition. In March 2004, the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition. During the three months ended June 30, 2004, the Company recognized only $220 of revenue from the consulting services business segment. Based on projected estimated future cash flows from the reporting unit purchased in 2003, management determined a full impairment charge was required. NetView contributed 67% of eLinear’s revenue for the year ended December 31, 2005.

In July 2003, eLinear completed the acquisition of all the outstanding shares of NewBridge. Pursuant to the transaction, eLinear issued 850,000 shares of common stock valued at $1,062,500, using the average of the bid and asked prices on July 31, 2003, and options to purchase 300,000 shares of common stock valued at $274,000, using Black Scholes, to the shareholders of NewBridge. The acquisition was accounted for using the purchase method of accounting resulting in goodwill of $1,491,102, as restated. In September 2004, the Company recorded impairment expense totaling $391,114 related to a portion of the goodwill related to the NewBridge acquisition. The Company performed a valuation analysis of the discounted projected estimated future cash flows from the reporting unit. Based on the valuation analysis, the Company elected to write down the goodwill for NewBridge to $1,100,000 resulting in the impairment charge. NewBridge contributed 16% of eLinear's revenue for the year ended December 31, 2005.

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

The Company had agreed to file a registration statement with the Securities and Exchange Commission by August 13, 2005 in order to register the resale of the shares of common stock underlying the new notes, the shares issuable upon exercise of the warrants issued in February 2005, and the warrants issued in connection with the Supplement. If the Company fails to meet this deadline, if the registration statement is not declared effective prior to October 27, 2005, if the registration statement ceases to remain effective, or certain other events occur, the Company has agreed to pay the Investors liquidated damages of 1.25% of the principal amount of the new notes per month; except that the Company will only have to pay 50% of the liquidated damages if the registration statement is not declared effective by the Securities and Exchange Commission under certain circumstances. The Company did not get a registration statement declared effective prior to October 27, 2005 and is currently in negotiations with the lenders regarding the amount of liquidated damages, if any.

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

In February 2004, the Company obtained a secured revolving note with Laurus Master Fund, Ltd. ("Laurus"). Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%). The agreement contains two notes: a minimum secured revolving note totaling $2,000,000 and a revolving credit facility totaling $3,000,000 based on eligible accounts receivable. See Note 5 to the consolidated financial statements included herein.

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

On December 1, 2005 the Company issued 357,143 shares of common stock to acquire a 51% interest along with management control of an entity licensed to conduct business in Dubai Internet City, United Arab Emirates. At the time of the acquisition the company had $300,000 receivable and no liabilities. eLinear Middle East FZ, LLC will begin operations in 2006.

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

Goodwill

As of December 31, 2005, the Company had $1,100,000 of goodwill, as restated, resulting from the acquisition of NewBridge. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. In September 2004, the Company performed a valuation analysis of the discounted projected estimated future cash flows of NewBridge and the Company elected to write down a portion of the goodwill related to NewBridge. Due to the large amount of goodwill presently on the Company's financial reports, if an impairment is required, the Company's financial condition and results of operations would be negatively affected. During March 2004, the Company recorded an impairment charge of approximately $451,000 related to the goodwill associated with the NetView acquisition.

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

Derivative Financial Instruments

The Company accounts for all derivatives financial instruments in accordance with SFAS No. 133. Derivative financial instruments are recorded as liabilities in the consolidated balance sheet, measured at fair value. When available, quoted market prices are used in determining fair value. However, if quoted market prices are not available, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The value of the derivative liabilities relating to the Convertible Note in the financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock, the amount of shares converted by Laurus in connection with the Laurus Convertible Note and exercised in connection with the Warrant outstanding. Consequently, our consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See note 5 and 9 regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as December 31, 2005 were not designated as hedges.

Results of Operations and Financial Condition

The Company's primary business focus is on solving well-defined customer problems or providing a need-proven service. It is focused on delivering reliable and effective IT solutions. Those solutions include managed services, software, physical and network security solutions, Internet telephony solutions and network and storage solutions that enable enterprises to restructure and integrate entire business processes while extending them across enterprise boundaries to customers, employees and suppliers. As its arsenal of products, services and solutions grows through internal and external initiatives, its sales force will be required to leverage its cross-selling potential. The Company earns its revenue through the sales efforts of its four distinct business segments. When products and/or services are purchased, the Company invoices its customers and subsequently receives payment for those products and/or services, which generates the cash needed to pay for those products and/or services. Due to its growth, the Company has been required to obtain various lines of credit to finance the purchase of these products.

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

Internal Growth

eLinear, Inc. continues to develop sales and solutions delivery capabilities by hiring seasoned personnel with a focus on sophisticated network solutions, data storage, communications and security solutions specifically and training:

1) account executives that bring to eLinear established relationships with customers; and

2) engineers that can assess, architect, design, implement, support and maintain all the different aspects required by the Company's solutions.

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

4)
Data Center Network Architecture - provides a standard based design that enables organization, enhance regulatory and security compliance while managing the demands of application, sever and storage environments.

All of its solutions are distributed through its internal sales and engineering forces.

External Growth

The primary focus externally will be on entering into strategic partnerships in areas that the Company feels it wants to compete, but will not be able to establish and grow a competitive presence internally. The security systems arena is an area where the Company's acquisitions will be targeted. Intrusion technology firms and security consulting firms that can perform vulnerability assessments, penetration testing and security policy creation represent areas that the Company feels it can be more effective by acquiring technology by combining our expertise with others.

Financing Growth

The Company plans to continue raising additional investment capital to support the rapid growth per its business plan. The business plan includes changes in operations that, over time, will increase gross profit margins and decrease general and administrative expenses in order to generate positive cash flow.

The Company has an ongoing program of soliciting and evaluating prospective sources of investment capital. Fund raising is done on a best efforts basis and there is no guarantee that the Company will be successful. As December 31, 2005 the Company had commitments to raise approximately $2.1 million dollars from investors through an offering to be made as part of a pool of companies to be listed on the Luxembourg Exchange.

Purchase of New Products

From a procurement perspective, the Company has lines of credit with all major vendors that are needed in order to fund the purchase of hardware required for its solutions offerings. Its new products are purchased primarily through one of the following four vendors: Ingram Micro, Westcon Group, Synnex and Tech Data. eLinear is typically offered terms of 30-45 days by its vendors. This enables eLinear to maintain liquidity and rapid procurement on behalf of its customers.

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

Challenges and Risks

Challenges and risks to the Company’s achievement of its business plan for operations and growth include the following:

1)  The company relies on continued strong spending by customers and potential customers in areas such as IT convergence, physical security, new technology for data storage and management, and disaster recovery.

2)  Economic strength must continue in our core markets in our primary geographic areas of operation and in the vertical markets that are our primary sources of revenue. Spending in the Oil and Gas Industry in our markets for network technology and physical security are important to the Company’s revenue stability. Core vertical markets in healthcare and education must remain strong sources of revenue and our efforts to take advantage of opportunities with similar customers in the United Arab Emirates must be realized.

3) eLinear must continually attract experienced certified engineers in the Company’s areas of expertise in order to compete with others and to maintain our suppliers’ relationships.

4)	The Company must continue to be attractive to the investment community as a source of new capital to fund growth as the Company strives for positive cash flow.

Results of Operations

Year Ended December 31, 2005 to Year Ended December 31, 2004

The following table sets forth certain operating information regarding the Company for the years ended December 31, 2005 and 2004:

	2005	2004
		(As Restated)
Revenue	$29,750,817	$24,065,753
Cost of revenue	24,978,859	20,476,838
Gross profit	4,771,958	3,588,915
Selling, general and administrative expenses	14,373,579	10,456,866
Depreciation and amortization	417,869	151,630
Loss from operations	(10,019,490)	(7,019,581)
Other income	2,439,033	3,172,235
Net loss	$(7,580,457)	$(3,847,346)
Net loss per share - basic and diluted	$(0.32)	$(0.19)

Revenue. Total revenue for the year ended December 31, 2005 was $29,750,817 which was an increase of 24% over the prior year period of $24,065,753. During February 2004, the Company hired a primary consultant and several consulting engineers and the Company intends to concentrate its efforts on building additional consulting services customer relationships during the current fiscal year. If successful, the Company does intend to add additional personnel to increase sales, however, there are no guarantees that the Company will be successful in this endeavor.

Revenue generated from the network and storage solutions business segment for fiscal 2005 was $19,827,300, which was a decrease of 9%, over fiscal 2004. The network and storage solutions business segment contributed 67% of total revenue for fiscal 2005 down from 90% in the prior year. The Company was able to increase its revenue over the 2004 period primarily by the addition of new sales personnel. eLinear intends to focus on adding additional customers and personnel to service this segment of the business

Revenue from the communications deployment business segment for fiscal 2005 was $4,734,468 which was 16% of total revenue. This was an increase of 159%, over the 2004 period. The Company continues to add new customers in this area and has increased its business from its existing customer base by allowing state of the art implementation, design and support for IP Telephony and Wireless Networking in connection with traditional networking.

The physical security segment increased revenue to $5,098,307 for 2005 up from $377,781 for the year ended December 31, 2004, an increase of 1,250%. This revenue includes monitoring installation and service for alarm systems, digital video surveillance systems and structured cabling system design and installation.

Of the revenue generated for the period ended December 31, 2005, one customer provided in excess of 8% of the Company's revenue. This customer provided 10% of the Company's revenue during fiscal 2004. The loss of that customer may have an adverse financial effect on the Company.

Cost of revenue. Total cost of revenue for the year ended December 31, 2005 was $24,978,859, an increase of $4,502,021 or 22%, over the 2004 period of $20,476,838. For the network and storage solutions business segment, cost of revenue is comprised primarily of the costs associated with acquiring hardware and software to fill customer orders. For the consulting services business segment, cost of revenue consists primarily of full-time personnel and contract employee costs associated with projects the Company provides to its customers for a fee. For the communications deployment and security solutions business segments, cost of revenue consists primarily of materials and personnel to build the customer infrastructure.

The primary component of the increase in cost of revenue was the cost of procuring hardware and software to fill an expanded number of customer orders. The cost of hardware and software as a percent of revenue decreased from 85% for fiscal 2004 to 81% for fiscal 2005. This decrease was a result of significant increases in services related to total revenue. The Company's principal suppliers of hardware and software products are Hewlett Packard, Cisco, and Ingram Micro which contributed approximately 47% of its sales for fiscal 2005. The Company anticipates they will continue to be its principal suppliers in the future. Total cost of products totaled to $21,606,781 for fiscal 2005. The Company anticipates that cost of revenue will increase as revenue increases.

Gross profit. Total gross profit increased from $3,588,915 for the year ended December 31, 2004, to $4,771,958 for the year ended December 31, 2005. The increase in gross profit was a result of an increase in revenue from all business segments. Total gross profit as a percentage of revenue decreased from 14.9% for fiscal 2004 to 16% for fiscal 2005. The primary reason for the decrease was a result of favorable pricing for hardware and software purchases a major customer.

Operating expenses. Total operating expenses for the year ended December 31, 2005, were $14,791,448 an increase of $4,182,952 or 39.4%, over fiscal 2004. The various components of this increase are as follows

•  The full year impact of the Tanseco acquisition was most responsible for the increase in salaries and benefits in 2005 of  $3,179,264 over 2004. At December 31, 2005 the Company employed 103 which had decreased from 126 as of December 31, 2004. These costs included payroll, payroll taxes, sales commissions and employee benefits.

•  Office administration expenses increased from $1,524,253 for the 2004 period to $2,333,030 for the 2005 period. The components of office administration are office rent, office administration, sales and marketing and dues and subscriptions. Increases in fees related to the debt financing in 2005 along with increases in rent, utilities cost and telephone expenses were major components of the increase over 2004.

•  Professional services increased from $2,208,666 in 2004 to $3,682,968 in 2005 due primarily to new investor financing, a lawsuit against the company’s former CEO and stock registration efforts in 2005.

•  In March 2004 the consulting services reporting unit lost its largest consulting contract and the other operations that it had prior to the NetView acquisition with additional revenue declines due to the loss of a key consulting services employee after the acquisition. Based on projected future cash flows from the reporting unit, management determined a full impairment charge of $451,925 was required. No such adjustment was deemed necessary in 2005.

        In September 2004, the Company recorded impairment expense totaling $391,102 related to a portion of the goodwill related to the NewBridge acquisition in July 2003. The Company performed a valuation analysis of the discounted projected estimated future cash flows from the reporting unit. Based on the valuation analysis, the Company elected to write down the goodwill for NewBridge to $1,100,000 resulting in the impairment charge. No further adjustment was deemed necessary for 2005.  In July 2005, the Company acquired a company that develops security software for communications software and recorded a charge of $150,000.

•  Other expenses decreased from $1,093,286 for prior year to $210,683 for the current fiscal period. The Company has initiated an investor awareness/marketing program in 2004 which was not continued in 2005. The cost of this program during the twelve months ended December 31, 2004 approximated $1,979,000. The Company has incurred penalties in association with Laurus and its financings in January and February 2004 of $102,597 and $370,931, respectively, as a result in delays in its two registration statements filed with the SEC, which penalties are included in the other expenses category in 2004.

Interest Expense. Interest expense (net) for the year ended December 31, 2005 increased to $1,211,669 from $614,504 for the prior year. Of this amount approximately $545,334 was attributable to the amortization of debt discounts associated with the Laurus credit facility.

Change in fair value of derivatives. The decrease in derivative liabilities in connection with the Laurus credit facility and common stock warrants was $3,637,714 or compared to an increase in the value of $5,325,553 for the year ended December 31, 2004.

Net Loss. The net loss for the year ended December 31, 2005 was $7,580,457 or $0.32 per share basic and diluted, for the twelve months ended December 31, 2004 the net loss was ($3,847,346).

Liquidity and Capital Resources

The following summary table presents comparative cash flows of the Company for the years ended December 31, 2005 and 2004:

	2005	2004
Net cash used in operating activities	$(5,776,406)	$(7,112,080)
Net cash used in investing activities	$(572,222)	$(1,962,163)
Net cash provided by financing activities	$5,894,570	$9,418,629

Changes in cash flow. Net cash used in operating activities for the year ended December 31, 2005, was $5,776,406 compared to net cash used in operating activities of $7,112,080 for the prior year. This was an decrease of $1,335,674 over the prior year. The primary components of net cash used in operating activities for fiscal 2005 were a net loss of $7,580,457, depreciation and amortization of debt discounts and decrease in the fair value of derivative contracts of $(3,637,714) and stock based compensation of $2,372,992, decreases in accounts receivable resulting from improved collections when compared to the prior fiscal year and other current assets and increases in inventory. The cash provided from operating activities, includes an increase in accrued liabilities of $247,472 which was comprised of accrued payables, payroll and sales taxes and an increase in accounts payable of $1,321,840. Cash used in investing activities decreased to $572,222 for the current fiscal year. The Company purchased computer hardware, office equipment and furniture during the current period totaling $281,361. The Company does not believe it will incur significant purchases in the future. Cash provided by financing activities decreased from approximately $9,418,629 during fiscal 2004 to approximately $5,894,570 for the current fiscal year. This decline was attributable to sales of common stock of approximately $4,586,000, net proceeds from the Laurus financing agreement of $4,705,697, and the exercise of stock options and warrants of $615,843 in the fiscal year 2004. The Company entered into a credit facility in February 2005 and amended the credit facility in July 2005 and received net proceeds of approximatley $4,000,000 in 2005.

Capital Resources. The Company has funded its operations through the sale of common stock, the exercise of stock options and warrants, short-term borrowings from one of its officers, lines of credit and the Laurus financing agreements. During January and February 2004, the Company sold shares of common stock in two private placements for aggregate net proceeds of $4,585,792. During the year ended December 31, 2005, the Company received $1,173,429 through the exercise of stock options and warrants. Net advances under the Company’s revolving line of credit totaled $1,063,383.

Liquidity. As of December 31, 2005, the Company had cash balances in non-restricted accounts of $444,811 and negative working capital of approximately $2,770,040. In January 2004, the Company completed a private offering and raised gross proceeds of approximately $2,500,000. In February 2004, the Company completed a private offering and raised gross proceeds of $2,460,000. Both of these financings include warrants, which, if exercised, could raise up to approximately $6,900,000.

In February 2004, the Company obtained a secured revolving note with Laurus. Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%). The agreement contains two notes: a minimum secured revolving note totaling $2,000,000 and a revolving credit facility totaling $3,000,000 based on eligible accounts receivable. At December 31, 2005, the Company had  $321,076 under the term loan and $3,847,926 under the revolver outstanding.

On February 28, 2005, the Company entered into financing arrangements for a total principal amount of $12 million as described in "Recent Developments".  Of this financing $2,400,000 gross proceeds has been funded to the Company and $9,600,000 may be funded upon satisfaction of certain conditions.

On July 14, 2005, the Company amended that 2005 financing arrangement, entered into on February 28, 2005, for a total principal amount of $12 million with the investors. The supplement modifies the February 2005 financing arrangement by (i) releasing all the funds held in the restricted account, of which $7,200,000 was paid to the respective investor without penalty and the remaining amount, approximately $2,138,921, held in the restricted account was funded to the Company; (ii) amending and restating the notes issued pursuant to the February 2005 financing arrangement with the new total principal amount of $5,054,567 that included (x) the twenty percent (20%) (including applicable fees) on the February 2005 financing funded to the Company in February 2005; (y) the funds released from the restricted accounts to the Company pursuant to the supplement; and (z) the interest accrued on the funds held in the restricted account from March 2005 until July 14, 2005; (iii) granting the Investors a right to participate in their pro rata portion of 60% of any future financing of the Company for one year; (iv) issuing warrants exercisable after January 14, 2006 at exercise prices ranging from $1.50 to $1.75 per share into an aggregate of 991,667 shares of common stock to Iroquios, RHP, Basso Private and Basso Multi. The terms between the Company and each of the respective Investors are substantially similar.

The Company believes it has sufficient capital sources to implement its business plan during fiscal 2006; however, a new investment capital will be sought to fund operations during fiscal 2006, if necessary. If the Company is required to obtain additional financing, it will be required to do so on a best efforts basis. The Company regularly considers new proposals for additional financing. In November, 2005 the Company entered into an agreement to sell 5,355,946 shares of its common stock at a price of $0.378 per share to net the Company $4,024,548 upon closing. The shares are a part of a pool of shares marketed in the United States Global Equities Fund on the Luxembourg Exchange. The shares will not be issued until funding has occurred. There is no guarantee that the fund will be successfully marketed and that the shares will be sold. Alternative sources of capital are currently being considered.  As of the date of this filing no shares have been issued.  The Company's auditors have expressed a going concern in their audit opinion.

The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("SFAS 154"). SFAS 154 replaces Accounting Principles Board ("APB")
Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company's consolidated financial statements.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25. As such, the
Company generally does not recognize compensation cost related to employee stock options or shares issued under the Company's employee stock purchase plan. In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.

SFAS No. 123(R) allows for two adoption methods:

    - The modified prospective method which requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements for all share-based payments granted after the effective date of adoption and (b) the requirements for all unvested awards granted to employees prior to the effective date of adoption; or

    - The modified retrospective method which includes the requirements of the modified prospective method described above, but also requires restatement of prior period financial statements using amounts previously disclosed under the pro-forma provisions of Statement 123.

SFAS No. 123(R) require all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption pro-forma disclosure will no longer be an alternative to financial statement recognition. The Company will adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. The Company intends to use the modified prospective method of adoption and continue to use the Black-Scholes option pricing model to value share-based payments, though alternatives for adoption under the new pronouncement continue to be reviewed by the Company. The Company continues to review the impact of SFAS No.
123(R) as relates to future use of share-based payments to compensate employees in 2006. The adoption of the fair-value method will not have a significant impact on the Company's results of operations as the fair value of stock option grants and stock purchases under the employee stock purchase plan will be required to expense beginning in 2006.

Statement No. 123(R) also requires the benefit related to income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating flows and increase financing cash flows of the Company in periods subsequent to adoption. These future amounts cannot be estimated, as they depend on, among other things, when employees exercise stock options.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
eLinear, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of eLinear, Inc., as of December 31, 2005 and the related consolidated statements of operations, changes in shareholder’s deficit and cash flows for each of the two years ended December 31, 2005 and 2004. These financial statements are the responsibility of eLinear's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eLinear, Inc. as of December 31, 2005 and the consolidated results of its operations and cash flows for each of the two years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 13. The 2005 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14, the Company restated its prior period financial statements.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
June 27, 2006

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31, 2005
ASSETS
Current assets:
Cash	$444,811
Cash in restricted accounts	768,334
Accounts receivable, net of allowance of $239,881	4,369,037
Inventory	1,146,451
Other current assets	189,237
Total current assets	6,917,870

Property and equipment, net	669,290
Other assets:
Goodwill	1,100,000
Deposits	61,723
Total other assets	1,161,723
Total assets	$8,748,883

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable, trade	$2,588,578
Line of credit - revolver	3,847,926
Accrued liabilities	1,297,446
Notes payable (net of unamortized discount of $2,483,617)	1,755,700
Compound embedded derivative liabilities	198,260
Total current liabilities	9,687,910
Long-term debt (less unamortized discount of $178,924)	321,076
Compound embedded derivative liability non-current	45,536
Warrant liability - non-current	1,118,477
Total liabilities	11,172,999
Minority liability	80,225
Commitments and contingencies
Shareholders' deficit:
Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued	--
Common stock, $.02 par value, 100,000,000 shares authorized, 27,703,814 shares issued and outstanding	554,076
Additional paid-in capital	9,765,125
Accumulated deficit	(12,823,542)
Total shareholders' deficit	(2,504,341)
Total liabilities and shareholders' deficit	$8,748,883

See accompanying notes to consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
		(As Restated)
Revenue:
Products	$24,188,634	$21,472,050
Services	5,215,198	2,513,383
Other	346,985	80,320
Total revenue	29,750,817	24,065,753

Cost of revenue:
Products	21,606,781	19,194,420
Services	3,372,078	1,282,418
Total cost of revenue	24,978,859	20,476,838

Gross profit	4,771,958	3,588,915

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	7,996,898	4,787,634
Office administration	2,333,030	1,524,253
Professional services	3,682,968	2,208,666
Impairment	150,000	843,027
Other	210,683	1,093,286
Total selling, general and administrative	14,373,579	10,456,866
Depreciation and amortization	417,869	151,630
Total operating expenses	14,791,448	10,608,496

Loss from operations	(10,019,490)	(7,019,581)

Other income (expense):
Interest, net	(1,211,669)	(614,504)
Change in fair value of derivatives	3,637,714	5,325,553
Loss on early extinguishment of debt	--	(1,555,347)
Other	12,988	16,533
Total other income (expense)	2,439,033	3,172,235
Net loss	$(7,580,457)	$(3,847,346)

Net loss per share:
Basic and diluted	$(0.32)	$(0.19)

Weighted average number of common shares outstanding:
Basic and diluted	23,512,369	20,289,723

See accompanying notes to consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances January 1, 2004, as restated	17,020,754	$340,415	$3,982,631	$(1,395,739)	$2,927,307
Exercise of stock options	312,600	6,252	409,010	--	415,262
Exercise of stock warrants	200,581	4,012	299,992	--	304,004
Stock issued for cash, net of costs	3,194,225	63,884	4,521,908	--	4,585,792
Value assigned to warrants	--	--	(6,089,693)	--	(6,089,693)
Stock issued for services	575,190	11,504	845,980	--	857,484
Stock issued for expense	--	--	220,091	--	220,091
Stock issued for cancellation of penalties	319,248	6,385	346,839	--	353,224
Net loss	--	--	--	(3,847,346)	(3,847,346)
Balances, December 31, 2004, as restated	21,622,598	432,452	4,536,758	(5,243,085)	(273,875)
Exercise of stock options	1,545,000	30,900	1,142,529	--	1,173,429
Stock issued for acquisitions	515,594	10,312	293,258	--	303,570
Stock issued for conversion of debt	1,653,908	33,078	1,466,922	--	1,500,000
Stock and options issued for services	2,366,714	47,334	2,325,658	--	2,372,992
Net loss	--	--	--	(7,580,457)	(7,580,457)
Balances December 31, 2005	27,703,814	$554,076	$9,765,125	$(12,823,542)	$(2,504,341)

See accompanying notes to consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
		(As Restated)
Cash flows from operating activities:
Net loss	$(7,580,457)	$(3,847,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	417,869	149,210
Impairment of goodwill	150,000	843,022
Change in value of sales contracts	273,693	--
Bad debt expense	92,874	242,280
Amortization of debt discounts	545,334	356,453
Change in fair value of derivatives	(3,637,714)	(5,325,553)
Loss on early extinguishment of debt	--	1,555,347
Stock and stock option based compensation	2,372,992	1,077,575
Stock issuance and warrant repricing for payment of penalties	--	506,224
Minority interest	(66,775)	--
Changes in assets and liabilities:
Accounts receivable	548,822	(3,615,796)
Inventory	(700,005)	(2,914)
Other current assets	237,649	(80,608)
Accounts payable	1,321,840	165,135
Accrued liabilities	247,472	864,891
Net cash used in operating activities	(5,776,406)	(7,112,080)

Cash flows from investing activities:
Purchase of property and equipment	(281,361)	(688,016)
Restricted cash	(263,754)	(504,580)
Acquisitions	--	(750,000)
Deposits	(27,107)	(19,567)
Net cash used in investing activities	(572,222)	(1,962,163)

Cash flows from financing activities:
Repayments on notes payable due to officers	--	(215,703)
Proceeds from revolver, net	1,063,383	2,705,697
Proceeds from long-term debt, net	3,994,748	1,623,577
Payments on long-term debt	(336,990)	--
Proceeds from exercise of stock options and warrants	1,173,429	719,266
Proceeds from sale of common stock, net	--	4,585,792
Net cash provided by financing activities	5,894,570	9,418,629
Net increase (decrease) in cash	(454,058)	344,386
Cash and cash equivalents, beginning of year	898,869	554,483
Cash and cash equivalents, end of year	$444,811	$898,869

Supplemental cash flow information:	$753,257	$593,526
Cash paid for interest	$--	$--
Cash paid for taxes
Non-cash transactions:
Issuance of common stock for debt	$1,500,000	$--
Issuance of warrants in connection with debt financing	$1,890,858	$6,992,733
Compound embedded derivative liability incurred with debt financing	$378,087	$998,425

See accompanying notes to consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Note 1. Organization and Nature of Business

eLinear, Inc. (Linear or the Company) is a communications, security and compliance company providing integrated technology solutions including information and physical security, IP Telephony and network and storage solutions infrastructure. Typically, the Company's customers are Fortune 2000 and small to medium sized business organizations. eLinear's services are offered to companies seeking to increase productivity or reduce costs through investing in technology. eLinear has a national and international footprint and has its headquarters in Houston, Texas.

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

On July 31, 2003, eLinear completed the acquisition of all the issued and outstanding shares of NewBridge Technologies, Inc. (formerly "MMGD, Inc.") ("NewBridge") (See Note 4.).  NewBridge is a digital provider of voice, data, video and security services to residential and commercial developments. These services are over a fiber or wireless infrastructure. NewBridge markets its services through its own sales force and the majority of its revenue is earned in Texas.

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

Hereinafter, all references to eLinear include the operations and financial condition of NetView for the two years ended December 31, 2005, and the operations of eLinear consolidated with NetView since April 15, 2003, with NewBridge consolidated since July 31, 2003 and with TanSeco consolidated since November 8, 2004. (see Note 4).

Note 2. Summary of Significant Accounting Policies

a) Consolidation

As of December 31, 2005, eLinear had four wholly owned subsidiaries, NetView Technologies, Inc., NewBridge Technologies, Inc., TanSeco Systems, Inc. and UTEK Corporation and a 51% interest in eLinear Middle East FZ, LLC.  All material inter-company balances and inter-company transactions have been eliminated.

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

i) Comprehensive Income (Loss)

Comprehensive income is defined as all changes in shareholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for the years ended December 31, 2005 and 2004.

j) Revenue Recognition

Communications Deployment Segment - Revenues from fixed-price contracts related to the delivery of voice, video and data services are recognized in the period the services are performed. These services are generally provided over a period of several weeks to months, depending on the size of the contract.

Network Storage and Solutions Segment - Revenues on the sale of products, which are shipped from eLinear's stock of inventory, are recognized when the products are shipped provided that appropriate signed documentation of the arrangement, such as a signed contract, purchase order or letter of agreement, has been received, the fee is fixed or determinable and collectability is reasonably assured. In accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19 "Recording Revenue Gross as a Principal Versus Net as an Agent", revenue from drop shipments of third-party hardware and software sales are recognized upon delivery, and recorded at the gross amount when eLinear is responsible for fulfillment of the customer order, has latitude in pricing, has risk of loss during shipment of the inventory, incurs credit risk on the receivable and has discretion in the selection of the supplier.  Shipping and handling costs are included in cost of goods sold.

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

During the year ended December 31, 2005 options to purchase 3,092,611 shares of common stock, warrants to purchase 5,831,055 shares of common stock and 8,587,241 shares of common stock issuable upon the conversion of the Laurus credit facility were excluded from the calculation of earnings per share since their inclusion would be antidilutive. During the years ended December 31, 2005 and 2004 there was no convertible preferred stock outstanding.

During the year ended December 31, 2004, options to purchase 4,514,583 shares of common stock and warrants to purchase 4,114,577 shares of common stock and 2,000,000 shares of common stock issuable upon the conversion of the Laurus Credit Facility were excluded from the calculation of earnings per share since their inclusion would be antidilutive.

n) Stock-Based Compensation

The Company accounts for compensation costs associated with stock options and warrants issued to employees under the provisions of Accounting Principles Board Opinion No. 25 (APB 25) whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. (See Note 9, Stock Options and Warrants). Accordingly, no compensation expense has been recognized for grants of options to employees with the exercise prices at or above market price of the Company's common stock on the measurement dates. During the year ended December 31, 2005, eLinear recognized compensation expense totaling $177,065 under the intrinsic value method for stock options issued to employees and $52,553 under the fair value method for options issued to outside directors. eLinear recognized compensation expense totaling $141,968 in 2004 under the intrinsic value method for stock options issued to employees and $67,123 under the fair value method for options issued to consultants.

Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's December 31, 2005 and 2004, net loss would have been changed to the pro forma amounts indicated below.

	December 31, 2005	December 31, 2004

Net loss:
As reported	$(7,580,457)	$(3,847,346)
Stock based compensation under fair value method	(1,085,757)	(381,224)
Less: Stock based compensation under intrinsic value method	177,065	--
Pro forma	$(8,489,149)	$(4,228,570)

Net loss per share - basic and diluted:
As reported	$(0.32)	$(0.19)
Stock based compensation under fair value method	(0.04)	(0.02)
Pro forma	$(0.36)	$(0.21)

For the twelve months ended December 31, 2005 the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 4.35%; volatility of 101% for 2004 with no assumed dividend yield; and expected lives of six months. For the corresponding period in 2004 the assumptions used were; risk free rate of 3.5%; volatility of 206%; no dividend yield and expected lives of six months.

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

p) New Accounting Pronouncements

        In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("SFAS 154"). SFAS 154 replaces Accounting Principles Board ("APB")  Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company's consolidated financial statements.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25. As such, the Company generally does not recognize compensation cost related to employee stock options or shares issued under the Company's employee stock purchase plan. In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25.

SFAS No. 123(R) allows for two adoption methods:

    - The modified prospective method which requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements for all share-based payments granted after the effective date of adoption and (b) the requirements for all unvested awards granted to employees prior to the effective date of adoption; or

    - The modified retrospective method which includes the requirements of the modified prospective method described above, but also requires restatement of prior period financial statements using amounts previously disclosed under the pro-forma provisions of Statement 123.

SFAS No. 123(R) require all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption pro-forma disclosure will no longer be an alternative to financial statement recognition. The Company will adopt the provisions of SFAS No. 123(R) in the first quarter of 2006. The Company intends to use the modified prospective method of adoption and continue to use the Black-Scholes option pricing model to value share-based payments, though alternatives for adoption under the new pronouncement continue to be reviewed by the Company. The Company continues to review the impact of SFAS No.
123(R) as relates to future use of share-based payments to compensate employees in 2006. The adoption of the fair-value method will not have a significant impact on the Company's results of operations as the fair value of stock option grants and stock purchases under the employee stock purchase plan will be required to expense beginning in 2006.

Statement No. 123(R) also requires the benefit related to income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating flows and increase financing cash flows of the Company in periods subsequent to adoption. These future amounts cannot be estimated, as they depend on, among other things, when employees exercise stock options.

q) Vendor Rebates

The Company receiving vendor rebates for achieving certain purchase or sales volume. The Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") is effective for arrangements with vendors initiated on or after January 1, 2003. EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. The provisions of this consensus have been applied prospectively. The adoption of EITF 02-16 did not have a material impact on the Company's financial statements as a whole.

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

The value of the derivative liabilities relating to the Convertible Note in the financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock, the amount of shares converted by Laurus in connection with the Laurus Convertible Note and exercised in connection with the Warrant outstanding. Consequently, our consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See note 6 and 9 regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. A11 derivative financial instruments held by the Company as of December 31, 2005 were not designated as hedges.

Advertising Costs

For the years ended December 31, 2005 and 2004, the Company expensed approximately $52,000, and $30,000, respectively.

Reclassifications

Certain amounts as previously presented in the 2004 financial statements have been reclassified to conform to the current year presentation.

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

On December 1, 2005, the Company issued 357,143 shares of common stock to a third party for the purpose of acquiring a controlling interest in a company licensed to conduct business in Dubai Internet City in the United Arab Emirates. The Company owns a 51% interest in the LLC. The remaining 49% is owned by an uncle of an officer of the Company. The 49% was to be funded for $300,000. The LLC has a receivable of $163,724 at December 31, 2005 which is included in other current assets. The LLC recorded expenses of $136,276 which were funded by the uncle. The Company recorded its portion of these expenses in selling, general and administrative expenses.

On July 22, 2005, the Company issued 158,451 shares of common stock to acquire 100% of UTEK Corporation that develops security software.

Note 4. Impairment

As of December 31, 2005, the Company had $1,100,000 of goodwill, as restated, resulting from the acquisition of NewBridge. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. In March 2004, the Company recorded impairment expense totaling $451,920 related to 100% of the goodwill recorded with the 2003 NetView acquisition. In March 2004 the consulting services business segment lost its largest consulting contract and the other operations that had been acquired in the acquisition had declined due to the loss of a key employee after the acquisition. Based on projected estimated future cash flows from that business segment, management determined a full impairment charge was required. In September 2004, the Company performed a valuation analysis of the discounted projected estimated future cash flows of NewBridge and the Company elected to write down a portion of the goodwill related to NewBridge. Due to the large amount of goodwill presently on the Company's financial reports, if an impairment is required, the Company's financial condition and results of operations would be negatively affected. The Company performed another valuation analysis in December 2005. No additional write down was deemed necessary.

In July 2005, the Company acquired UTEK Corporation that develops security software for communications software and recorded a charge of $150,000.

Note 5. Credit Facilities

In February 2004, the Company obtained a secured revolving note with Laurus Master Fund, Ltd. Laurus. Under the terms of the agreement, the Company can borrow up to $5,000,000 at an annual interest rate of prime plus .75% (with a minimum rate of 4.75%, "Contract Rate"). The agreement contains a $3,000,000 line of credit revolver and a $2,000,000 term note.

The Contract Rate is subject to adjustment based on certain share registration and stock price conditions as defined in the agreement.

The Company has a redemption option in regard to the Term Notes and if exercised, will pay 115% on the principal amount outstanding at the time of such pre-payment.

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

Events of default under the agreements include failure to pay principal, interest or other fees; breach of covenant; breach of representations and warranties, stop trade; default under related agreements; and failure to deliver common stock or replacement notes. In the event of default, Laurus may require the Company to pay the principal balance and interest on the notes shall automatically be increased by 5%.   The company is potentially in technical default of the Laurus notes, but is in negotiations with the lender to resolve the potential default without penalty to the Company. No default has been asserted by the lender.

Line of Credit - Revolver

The Laurus revolver provides for borrowings of up to the lesser of; (i) $3 million or (ii) 90% of the Company's eligible accounts receivable. The Company borrowed $1,000,000 under the revolving facility on the date of the agreement. The revolving credit facility has a term of three years and accrues interest on outstanding balances at the rate of prime (7.25% as of December 31, 2005) plus 0.75% (with a minimum rate of 4.75%). The Company is permitted to go over its borrowing limit, which is referred to as getting an overadvance, if the Company gets the approval of Laurus. The Company does not have any overadvances as of December 31, 2005.   In October 2004, Laurus agreed to fund an additional $500,000, which loan was not deemed an overadvance. This credit facility is secured by all of the Company's assets. In consideration for the issuance of seven-year warrants to purchase 150,000 shares of the Company's common stock at $1.90 per share and the forgiveness of penalties owed to Laurus in the approximate amount of $153,000 as of October 31, 2004, the Company agreed in October 2004 to reduce the conversion price of the credit facility from $2.91 to $1.00 per share. At the option of the holder, the outstanding balance on the credit facility can be converted into shares of Company common stock at a conversion price of $1.00 per share. In connection with the execution of this credit facility, and in connection with the October 2004 amendment, the Company issued Laurus seven-year warrants to purchase a total of 440,000 shares of Company common stock at exercise prices ranging from $1.90 to $3.22 per share. The Company has the ability to prepay any amounts owed under this credit facility at 115% of the principal amount. All stock conversion prices and exercise prices are subject to adjustment for stock splits, stock dividends or similar events.   As of December 31, 2005, the Company had $3,847,926 outstanding under the revolver.

Term Note

The term note has a term of three years. The Company has the option of paying scheduled interest and principal, or prepaying all or a portion of the term note with shares of its common stock at the fixed conversion price of $1.00 per share, provided that the shares are registered with the Securities and Exchange Commission or with cash at 115% of the outstanding balance. Laurus also has the option to convert all or a portion of the term note into shares of the Company's common stock at any time, subject to certain limitations, at a fixed conversion price of $1.00 per share. The term note is secured by a blanket lien on all of the Company's assets. As of December 31, 2005, the Company had $500,000 outstanding under the term note.

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

Since the liquidated damages under the registration right agreement could in some cases exceed a reasonable discount for delivering unregistered shares the warrants have been classified as a liability until the earlier of the date the warrants are exercised or expire. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock”, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value. EITF 00-19 also requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interests income. The company determined the fair value of the warrants as of the following issuance dates:

February 23, 2004

The company used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (seven years); no dividends; a risk free rate of return of 3.5%, which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of 102%. Under the assumptions, the Black-Scholes option-pricing model yielded an aggregate value of $653,807.

October 20, 2004

The Company used the Black Scholes pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (seven years); no dividends; a risk free rate of 2.78%; volatility of 117%. Under the assumptions the Black Scholes option pricing model yielded an aggregate value of $114,934.

December 31, 2004

The Company performed the same calculation as of December 31, 2004 to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an expected life equal to the remaining life of the warrants; an underlying stock price of $1.20 per share; no dividends; a risk free rate of 2.78% and volatility of 99%. The resulting aggregate allocated value of the warrants as December 31, 2004, equaled $373,223. The change in fair value of was $395,518 for the year ended December 31, 2004.

December 31, 2005

For the year ended December 31, 2005, the Company used an underlying stock price of $0.40 per share; no dividends; a risk free rate of 4.35% and volatility of 101%. The resulting aggregate value of the warrants equaled $91,863. The change in the fair value was $281,360 for the year ended December 31, 2005.

Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will record at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

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

Compound Embedded Derivative Liability

Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Compound Embedded Derivative Liability was computed at $998,425,  $339,752 and $45,536 at February 23, 2004, December 31, 2004, and December 31, 2005, respectively. The model replicated the economics of the Notes and applied different events based on various conditions likely to occur over the life of the Note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amounts of the Convertible Notes.

Probability-Weighted Expected Cash Flow Methodology

	Compound Embedded Derivative Liability
	February 23, 2004	December 31, 2004	December 31, 2005
Assumptions	(Inception)
Risk Free interest rate	2.21%	3.25%	4.37%
Prime Rate
Increasing .25% each quarter of first year	4.00%	5.25%	7.25%
Timely registration
Increasing by 1% monthly up to 99%	95.00%	95.00%	85.00%
Default status
Increasing by .1% monthly	5.00%	5.00%	10.00%
Alternative financing available and exercised
Increasing 2.5% monthly up to 25%	0.00%	0.00%	0.00%
Trading volume, gross monthly dollars
Monthly increase	2.00%	5.00%	5.00%
Annual growth rate of stock price	31.80%	31.7%	31.5%
Future projected volatility	102.00%	99.00%	75.00%
Ownership limitation
Monthly increase	1.00%	1.00%	1.00%
Reset Provision
Increasing 5% monthly up to 25%	0.00%	0.00%	0.00%

The decrease in the fair value of the derivative liability of $294,216 and $932,630 was recorded for the years ended December 31, 2005 and 2004, respectively.

During the quarter ended June 30, 2004, the Company paid back the original $1,000,000 it had drawn under the revolver during the quarter ended June 30, 2004. Therefore, the Company expensed a portion of the discount recorded in connection with the credit facility resulting in additional non-cash interest expense of approximately $330,000 during the quarter ended June 30, 2004.

    As a result of these contract provisions, the Notes at inception (February 23, 2004) and December 31, 2005 was adjusted as follows:

	February 23, 2004	December 31, 2005
Notional balance	$3,000,000	$4,347,927
Adjustments:
Discount for compound embedded derivatives	(998,425)	(178,924)
Discount for Laurus warrants	(653,807)	-
Discount for loan costs paid to Laurus	(219,500)	-
Balance, net of unamortized discount	1,128,268	4,169,003
Less current portion (revolver)	--	(3,847,927)
Balance, net of current portion and unamortized discount	$1,128,268	$321,076

    In addition to the $219,500 fee paid to Laurus, the Company paid $273,300 in finder’s fees to vSource Capital. The $273,000 was capitalized as deferred financing costs and to be amortized using the effective interest method over the term of the loan agreement. However, the Company recorded an adjustment of approximately $102,000 to expense the remaining portion of the deferred financing costs at December 31, 2004 due to the modification of the debt during October 2004.

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

    The Company performed the same calculations as of December 31, 2005, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $0.40 per share; no dividends; a risk free rate of 4.35% and volatility of 101%. The resulting aggregate allocated value of the warrants as of December 31, 2005, equaled $496,455. The change in fair value of $716,890 was recorded for the year ended December 31, 2005.

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

    The Investors may not exercise the warrants issued pursuant to the Supplement until January 14, 2006 and are exercisable until January 14, 2013, of which 466,667 of the warrants are exercisable at $1.50 and 525,000 are exercisable at $1.75. The warrants were valued at $677,514 using a Black-Scholes option pricing model. The value of these warrants will be recorded as a discount to the new notes and will be amortized over the remaining term of the loan (31 months) using the effective interest method.

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

In accordance with EITF 00-19, the Company recorded the warrants issued as derivative liabilities. The Company used the following assumptions in using the Black Scholes pricing model at July 14, 2005; an expected life equal to the contractual life of the warrants (seven years); underlying stock price of $0.93, no dividends; a risk free rate of 3.98%; and volatility of 87%. The Company performed the same calculations at December 31, 2005, to revalue the warrants as of that date. In using the Black Scholes pricing model, the Company used an underlying stock price of $0.40 per share, no dividends; a risk free rate of 4.35%; and volatility of 101%. The resulting aggregate value of the warrants as of December 31, 2005 equaled $280,271. The change in the fair value of $397,292 was recorded for the year ended December 31, 2005.

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

Compound Embedded Derivative liability

Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Compound Embedded Derivative Liability was computed at $311,620, $493,733 and $198,260 as of February 28, 2005, July 14, 2005 (amended) and December 31, 2005, respectively. The model replicated the economics of the Notes and applied different events based on various conditions likely to occur over the life of the Note. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amount of the Notes

Probability-Weighted Expected Cash Flow Methodology

	Compound Embedded Derivative Liability
	February 28, 2005	December 31, 2005
Assumptions	(Inception)
Risk Free interest rate	3.75%	4.37%
Prime Rate
Increasing .25% each quarter of first year	5.5%	7.25%
Timely registration
Increasing by 1% monthly up to 99%	95%	85%
Default status
Increasing by .1% monthly	5%	10%
Alternative financing available and exercised
Increasing 2.5% monthly up to 10%	0%	0%
Trading volume, gross monthly dollars
Monthly increase	5%	5%
Annual growth rate of stock price	31.70%	31.5%
Future projected volatility	88%	75%
Ownership limitation
Monthly increase	1%	1%
Reset Provision
Increasing 5% monthly up to 25%	0%	0%

The increase in the fair value of the derivative liability of $308,790 was recorded for the period ended September 30, 2005.

As a result of these contract provisions, the Notes at inception (February 28, 2005), amended (July 14, 2005), and December 31, 2005 was adjusted as follows:

	February 28, 2005	July 14, 2005	December 31, 2005
Notional balance	$2,736,000	$5,054,567	$4,239,317
Adjustments:
Discount for compound embedded derivatives	(311,620)	(523,963)	(464,704)
Discount for warrants	(1,213,345)	(1,833,332)	(1,631,080)
Discount for loan costs paid to Laurus	(449,484)	(428,173)	(387,833)
Total discounts	(1,974,449)	(2,785,468)	(2,483,617)
Notes payable, net of discount	$761,551	$2,269,099	$1,755,700

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

Note 6. Property and Equipment

Property and equipment consist of the following at December 31, 2005 and 2004:

	Estimated	December 31,
	Lives	2005	2004
Vehicles	5 years	$33,807	$33,807
Computer software and equipment	1.5 - 3 years	799,751	231,116
Furniture and equipment	7 years	203,019	610,349
Leasehold improvements	Life of lease	400,374	129,549
Total		1,436,951	1,004,821
Accumulated depreciation		(767,661)	(199,023)
Net property and equipment		$669,290	$805,798

    Depreciation expense for each of the years ending December 31, 2005 and 2004 was $417,869 and $151,630, respectively.

Note 7. Commitments and Contingent Liabilities

Lease Obligations

The Company's executive and administrative offices are located at 2901 West Sam Houston Parkway, North Suite E-300, Houston, Texas 77043. It leases these facilities. Its lease covers approximately 25,300 square feet and expires on November 30, 2008. Its lease payments are $26,209 per month through November 2008. The Company also has a marketing and sales office in Dallas, Texas. It leases these facilities. Its lease covers approximately 7,186 square feet and expires May 31, 2009. The lease payments are $10,604 per month and includes monthly operating expenses, which will vary based on actual operating expenses of the property. TanSeco leases office and warehouse space in Fort Worth, Texas. The lease covers approximately 7,972 square feet and expires October 31, 2007. The lease payments are $8,304 per month. The Company has no present plans to invest in real estate, real estate mortgages, or persons or entities primarily engaged in real estate activities.  Rent expense for each of the years ended December 31, 2005 and 2004 was $467,976 and $344,827, respectively.

Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

Twelve Months Ending December 31,
2006	$520,940
2007	504,332
2008	395,081
2009	35,592
2010	--
Total	$1,455,945

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

Commitment

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

•
The Company performed the same calculations as of December 31, 2004, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $1.20 per share; a risk free rate of 2.78%; an expected life equal to the remaining contractual term of the warrants, no dividend; and volatility of 99%. The resulting aggregate allocated value of the warrants as of December 31, 2004, equaled $1,989,073. For the year ended December 31, 2005, the Company used an underlying stock price of $0.40 per share; no dividends; a risk free rate of 4.35%; and volatility of 101%. The resulting aggregate value of the warrants was $249,484

Upon the earlier of the warrant exercise or expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

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

The Company issued 312,600 shares of common stock for stock options exercised during 2004 resulting in proceeds totaling $415,262 and 200,581 shares of common stock for stock warrants exercised during 2004 resulting in proceeds totaling $304,004.

The Company issued 1,545,000 shares of common stock for stock options exercised during 2005 resulting in proceeds totaling $1,173,429.

The Company issued 1,653,908 shares of common stock for the conversion of debt of $1,500,000 during 2005.

The Company issued 515,594 shares of common stock in connection with the acquisition of UTEK Corporation and eLinear Middle East FZ, LLC.

The Company issued 2,366,714 shares of its common stock valued at $2,372,992 to third parties for services during 2005. The Company measured the transactions at the date of issuance at the quoted market price. There are no performance commitments or penalties for non-performance, therefore, the Company recorded the services at the date of issuance.

Note 9. Stock Options and Warrants

Stock Option Plans

On March 31, 2000, the directors of the Company approved the 2000 Stock Option Plan (the 2000 Plan) under which up to 4,000,000 shares of the Company's common stock may be issued. The 2000 Plan was approved by the Company's shareholders at its annual shareholder meeting. Under the 2000 Plan, incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Awards under the 2000 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2000 Plan may be either incentive stock options qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The term of the options granted under the 2000 Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date (incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the common stock's fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company's Board of Directors. Vesting rights will be fixed by the Company's Board of Directors provided, however, that an outside director not have the right to exercise more than 50% of the shares granted until six months after the grant date. As of December 31, 2005, incentive stock options to purchase 750,000 shares exercisable at prices ranging from $0.32 to $2.65 per share that vest immediately and were outstanding. As of December 31, 2005, non-qualified stock options to purchase 830,750 shares exercisable at prices ranging from $0.75 to $39.38 per share that vest immediately to over a four-year period were outstanding. Of these amounts, 221,167 options were vested as of December 31, 2005.

On April 16, 2003, the Board of Directors adopted the 2003 Stock Option Plan (the 2003 Plan), which allows for the issuance of up to 2,000,000 stock options to directors, executive officers, employees and consultants of the Company. The 2003 Plan was approved by the Company's shareholders at its annual shareholder meeting. Under the 2003 Plan, incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Awards under the 2003 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2003 Plan may be either incentive stock option qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The term of the options granted under the 2003 Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date (incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the common stock's fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company's Board of Directors. Vesting rights will be fixed by the Company's Board of Directors. As of December 31, 2005, incentive stock options to purchase 1,043,000 shares exercisable at prices ranging from $0.67 to $3.25 per share that vest immediately to over a four-year period were outstanding. As of December 31, 2005, non-qualified stock options to purchase 445,000 shares exercisable at $0.50 per share that vest immediately to over a three-year period were outstanding. Of these amounts, 445,000 options were vested as of December 31, 2005. In addition to the options granted pursuant to the 2003 Plan, the Company issued 443,728 shares of its common stock to outside consultants for services.

On February 10, 2004, the Board of Directors adopted the 2004 Stock Option Plan (the 2004 Plan), which allows for the issuance of up to 2,000,000 stock options to directors, executive officers, employees and consultants of the Company. The 2004 Plan was approved by the Company's shareholders at its annual shareholder meeting. Under the 2004 Plan, incentive and nonqualified stock options may be granted to employees, directors and consultants of the Company. Awards under the 2004 Plan will be granted as determined by the Company's Board of Directors. The options that may be granted pursuant to the 2004 Plan may be either incentive stock option qualifying for beneficial tax treatment for the recipient or nonqualified stock options. The term of the options granted under the 2004 Plan will be fixed by the Company, provided the maximum option term may not exceed ten years from the grant date (incentive stock options are granted at an exercise price of not less than 100% (110% for individuals owning 10% or more of the Company's common stock at the time of grant) of the common stock's fair market value at the date of grant. Nonqualified stock options may be granted at an exercise price determined by the Company's Board of Directors. Vesting rights will be fixed by the Company's Board of Directors. As of December 31, 2005, incentive stock options to purchase 408,861 shares exercisable at prices ranging from $0.90 to $3.10 per share that vest over a four-year period were outstanding. Of these amounts, 154,145 options were vested as of December 31, 2005. In addition to the options granted pursuant to the 2004 Plan, the Company issued 394,997 shares of its common stock to outside consultants for services.

The Board of Directors adopted the Company’s 2005 Stock Option Plan (the “2005 Plan”) in December 2004. The shareholders approved the plan in June 2005. The 2005 Plan will be administered by the Committee of non-employee directors. The Committee will be authorized to grant to key employees of the Company awards in the form of stock options, performance shares, and restricted stock. In addition, the Committee will have the authority to grant other stock-based awards in the form of stock appreciation rights, restricted stock units, and stock unit awards.

The Committee selects grantees from among the key employees, officers, directors and consultants of the Company and its subsidiaries. All awards and the terms of any award to eligible participants who are members of the Committee must also be approved by the Board of Directors.

A maximum of 4,000,000 shares of Company common stock may be issued under the plan. Any shares of Company common stock subject to awards that are forfeited or withheld in payment of any exercise price or taxes will again be available for grant. Also, if an award terminates without shares of Company common stock being issued, then the shares that were subject to the award will again be available for grant. The shares may be authorized and unissued shares or treasury shares. In the event of a stock split, stock dividend, spin-off, or other relevant change affecting the Company’s common stock, the Committee shall make appropriate adjustments to the number of shares available for grants and to the number of shares and price under outstanding grants made before the event. As of December 31, 2005, 60,000 incentive stock options were outstanding with no shares vested. Exercise prices range from $0.70 to $1.19 per share

In April 2005, the Board of Directors adopted the 2005 Employee Stock Purchase Plan (the “2005 Employee Stock Purchase Plan”), which allows eligible employees of eLinear or its subsidiaries opportunities to purchase up to a total of 2,500,000 shares of the Company's common stock.

Under the 2005 Employee Stock Purchase Plan, eligible employees may authorize the Company to deduct amounts from their pay, which amounts are used to enable the employees to exercise options (each an “Option”) to purchase shares of the Company’s common stock. The purpose of the 2006 Employee Stock Purchase Plan is to provide Company employees with opportunities to purchase Company common stock. The 2006 Employee Stock Purchase Plan is an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended, and the regulations thereunder (the “Code”).

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2004	1,990,183	$3.38
Granted	2,901,500	1.74
Exercised	(312,600)	1.33
Forfeited	(64,500)	0.85
Expired	--	--
Outstanding, December 31, 2004	4,514,583	$2.51
Granted	2,812,726	0.98
Exercised	(510,638)	0.26
Forfeited	(3,724,060)	3.01
Expired	--	--
Outstanding, December 31, 2005	3,092,611	$1.53
Exercisable, December 31, 2005	1,728,651	$1.56

    At December 31, 2005, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.32 to $39.38 and 3.6 years, respectively. The weighted average grant date fair value of the options issued in 2005 and 2004 amounted to $0.98 and $0.73, respectively.

Common Stock Warrants

In connection with the debt (Note 6) and equity (Note 9) fundings, the Company issued warrants to acquire common stock at various prices. The following table summarizes the warrants outstanding as of December 31, 2005:

Exercise Price	Financing Date	Outstanding Warrants	Expiration Date

$1.00	February 2004	240,000	February 2006
$1.25	February 2005	1,800,000	February 2012
$150	July 2005	466,667	January 2013
$1.75	July 2005	525,000	January 2019
$1.89	January 2004	1,296,388	January 2009
$2.50	February 2004	386,500	February 2006
$3.00	February 2004	676,500	February 2009
$1.90	October 2004	150,000	October 2011
$3.05	February 2004	200,000	February 2011
$3.19	February 2004	50,000	February 2011
$3.22	February 2004	40,000	February 2011
Total		5,831,055

    All warrants are exercisable at December 31, 2005.

Note 10. Industry Segments

The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). At December 31, 2005, the Company's four business units, NetView, NewBridge, eLinear and TanSeco, have separate management teams and infrastructures that offer different products and services;.

	For the Year Ended December 31, 2005
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	90,742	19,827,300	4,734,468	5,098,307	29,750,817
Segment income (loss)	(5,705,491)	(334,778)	16,351	(1,556,539)	(7,580,457)
Total assets	2,161,743	3,221,987	1,602,817	1,762,336	8,748,883
Capital expenditures	130,695	90,856	--	59,810	281,361
Depreciation and amortization	109,158	272,952	3,302	32,457	417,869

	For the Year Ended December 31, 2004
Dollars ($)	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	106,515	21,753,584	1,827,873	377,781	24,065,753
Segment loss	(1,424,404)	(1,356,590)	(878,379)	(187,973)	(3,847,346)
Total assets	1,598,064	4,726,771	1,781,988	1,094,228	9,201,051
Capital expenditures	343,636	295,113	11,286	37,981	688,016
Depreciation	55,929	66,572	4,703	24,426	151,630

The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Note 11. Income Taxes

eLinear has incurred net losses since the merger with NetView (See Note 4.) and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased by approximately $4,500,000. The cumulative operating loss carry-forward is approximately $11,000,000 and $4,000,000 at December 31, 2005 and 2004, respectively, and will begin to expire in the year 2019.

Deferred income taxes consist of the following at December 31, 2005 and 2004:

	December 31
	2005	2004
Deferred tax assets	$8,000,000	$3,500,000
Valuation allowance	(8,000,000)	(3,500,000)
Deferred income taxes	$--	$--

NetView was an S-Corporation in 2002 and upon the completion of the merger with eLinear (See Note 4.), NetView terminated its S-Corporation status for income tax purposes. The pro forma income tax expense shown in the accompanying financial statements indicates the results as if the Company applied the current policy for income taxes.

Note 12. Significant Concentration

    One customer accounted for approximately 13% of sales for the year ended December 31, 2005. One additional customer represented 12% of sales for the year ended December 31, 2005 and 22% of the Company’s accounts receivable at December 31, 2005.

    One customer accounted for approximately 18% of sales for the year ended December 31, 2004. No other customers represented more than 10% of sales of the Company for the year ended December 31, 2004. The Company had three customers which had in excess of 10% of the Company's accounts receivable balance at December 31, 2004. These customers had 17%, 11% and 10%, respectively, of the Company's accounts receivable balance

Note 13. Financial Condition And Going Concern

    The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has negative working capital of $2,770,040 and has incurred losses of $7,580,457 and $3,847,346 during 2005 and 2004 and there is substantial doubt as to the Company's ability to achieve profitable operations.

    The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

    There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

Note 14. Other Restatement

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

Note 15.  Subsequent Evets (unaudited)

    The Company issued 200,000 shares of common stock for stock options exercised during 2006 resulting in proceeds totaling $60,000.

    The Company issued 1,739,595 shares of its common stock to third parties for services during 2006 which included 212,595 shares to a former officer. The Company measured the transactions at the date of issuance at the quoted market price. There are no performance commitments or penalties for non-performance, therefore, the Company recorded the services at the date of issuance.

    The Company issued 41,364 shares of its common stock to directors during 2006 valued at $13,600

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

The Company retained the services on October 13, 2004 of Lopez, Blevins, Bork & Associates, LLP as eLinear's principal accountant to audit the financial statements of eLinear for the year ended December 31, 2005. The decision to change accountants was approved by the Board of Directors.

ITEM 8A. CONTROLS AND PROCEDURES.

In accordance with the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal controls over financial reporting that occurred during the year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

In December 2004, the Company issued 319,248 shares of common stock to certain investors as forgiveness of penalties of $353,224 associated with the delay in obtaining effectiveness of a company registration statement.

 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The Company’s executive officers and directors, and their ages and positions as of July 6, 2006 are as follows:

Name	Age	Position
Carl A. Chase	56	Chairman of the Board
Tommy Allen	42	Chief Executive Officer, Vice Chairman and Director
Phillip M. Hardy	57	President, Chief Financial Officer, Treasurer and Director
Ramzi M. Nassar	34	Chief Strategy Officer
JoAnn Agee	47	Principal Accounting Officer, Controller and Secretary
J. Leonard Ivins	70	Director
Ryan Cravey	33	Director

    Carl A. Chase has served as chairman of the board since December 16, 2005 and he has served as a director since April 16, 2003. Mr. Chase also serves as chairman of the audit committee and as a member of the compensation committee. Mr. Chase also serves as chief financial officer and director of Unicorp, Inc., an independent oil and gas company. From April 2001 until January 2005, Mr. Chase served as senior vice president - budgets & controls for Rockport Healthcare Group, Inc., a preferred provider organization for work-related injuries and illnesses and served as an independent consultant to Rockport until June 2006. Prior to joining Rockport, Mr. Chase was an independent consultant to Rockport from June 2000. From August 1999 to May 2000, Mr. Chase was chief financial officer of ClearWorks.net, Inc. Mr. Chase also served as chief financial officer of Bannon Energy Incorporated, an independent oil and gas company, from December 1992 to August 1999.

    Tommy Allen served as the Company’s senior vice president and as a director of the company since April 16, 2003, and became vice chairman in August 2004 and chief executive officer in May 2006. He and Mr. Kevan Casey founded NetView Technologies, Inc. in December 2001 and Mr. Allen served as its secretary and treasurer from its inception. From July 1999 to December 2001, Mr. Allen served as vice president for United Computing Group and United Consulting Group, a value-added reseller and an information technology consulting firm. In December 1999, United Computing Group and United Consulting Group were acquired by ClearWorks.net, Inc., and Mr. Allen continued as vice president of the companies until December 2001. From 1996 to June 1999, Mr. Allen served as senior account executive for ComputerTech, Inc.

    Phillip M. Hardy has served as the Company’s Chief Financial Officer since November 2005 and Director since December 16, 2005. Prior to joining eLinear Mr. Hardy owned and operated a private investment company, Phillip M. Hardy Consultants, Inc. were he was involved in organizing and managing approximately 20 businesses in the areas of physical security software, real estate development, real estate investment, security consulting and communications systems distribution. From 1983 until 1987 Mr. Hardy was Chief Financial Officer of Stone Oak, Inc. a developer of large scale mixed use real estate and utility developments. From 1978 until 1983 Mr. Hardy was Chief Financial Officer and Treasurer of Cullen/Frost Bankers, Inc. and  prior to that he practiced Public Accounting with Ernst & Whinney from 1974 until 1978.

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

    J. Leonard Ivins has served as a director since November 2000 and has acted as lead director since December 16, 2005. Mr. Ivins also serves as chairman of the Company’s compensation committee and as a member of the audit committee. Since 1995, he has been a private investor. Previously, Mr. Ivins was a founder and co-owner of a privately held company that was an FDIC and RTC contractor. From 1979 to 1981, Mr. Ivins was a turnaround and workout consultant to small, publicly held oil and gas companies. From 1970 to 1975, Mr. Ivins was president of The Woodlands Development Corporation and a director of Mitchell Energy and Development Corp.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Mr. Casey filed a Form 4 for sales of Company common stock made on December 16 on December 23.

    Mr. Casey filed a Form 4 for sales of Company common stock made on September 12, 13, 14, and 15 on September 23, 2005.

    Mr. Casey filed a Form 4 for sales of Company common stock made on August 31, 2005, September 1, 2, 6,7,8, and 9 on September 9, 2005.

    Mr. Casey filed a Form 4 for sales of Company common stock made on July 6, 7, and 11, on July 11, 2005.

    Mr. Casey filed a Form 4 for sales of Company common stock made on March 28, 30, and 31, 2005 and April 1, 4, 5, 6, 7, 8, 11, 12, 15, on May 5, 2005.

    Mr. Allen filed a Form 4 for sales of Company common stock made on August 25, 26, 29, 30, and August 31 as well as September 1, 2, 6, 7, 8, an 9 on September 23, 2005.

    Mr. Allen filed a Form 4 for sales of Company common stock made on May 04, 2005 on July 11, 2005.

    Mr. Nassar filed a Form 4 for sales of Company common stock made on April 11, 2005 on April 19, 2005.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table provides information about the compensation received during the last three fiscal years to the Company’s named executive officers. None of the Company’s other employees received greater than $100,000 in salary and bonus during the last three fiscal years.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
						Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)		Securities Underlying Options / SARs (#)

Michael Lewis, Former Chief Executive Officer	2005 2004	123,815 54,646	(2)	108,921 46,500	(1) (3)	-- --

Tommy Allen, Chief Executive Officer	2005 2004 2003	96,000 91,255 70,154		15,000 33,000 24,000	(5)	100,000

Phillip M. Hardy, President and Chief Financial Officer	2005	10,230	(6)	1,500	(7)

Ramzi Nassar, Chief Strategy Officer	2005 2004	96,000 84,923	(9)	28,538 51,000	(8) (10)	460,000

(1)	This amount includes bonuses, relocation and travel expenses. Mr. Lewis resigned his position as chief executive officer in May 2006.
(2)	Mr. Lewis joined eLinear in May 2004 and became CEO in December 2004. This amount includes all compensation paid to Mr. Lewis since May 2004.
(3)	Includes $6,000 for a $1,000 per month auto and home office allowance and $18,000 for a relocation allowance.
(5)	This amount includes $12,000 for auto, home and office allowance.
(6)	Mr. Hardy joined eLinear in November 2005 as CFO. This amount includes all compensation paid to Me. Hardy in 2005.
(7)	Includes $1,500 for auto allowance.
(8)	This amount includes bonuses and $6,538 per month auto allowance.
(9)	Mr. Nassar joined eLinear in January 2004. This amount includes all compensation paid to Mr. Nassar since January 2004.
(10)	Includes $11,000 for auto and home office allowance.

Option Issuances

The following table sets forth information concerning individual grants of stock options made during the last fiscal year to the Company’s named executive officers. No stock appreciation rights were issued during the fiscal year.

Option Grants in Last Fiscal Year
(Individual Grants)

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Grant date Value ($)
Michael Lewis	150,000	9%	$0.10	December 2009	$122,921

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Securities Underlying Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael Lewis	150,000	$122,291	--	150,000	$--	$--
Tommy Allen	--	$--	100,000	70,000	$--	$--
Ramzi Nassar	--	$--	115,000	345,000	$--	$--

(1)	The closing price of the Company’s common stock as of the end of its fiscal year ended December 31, 2005 was $0.40 per share.

Employment Agreements and Change in Control Agreements

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

Effective January 1, 2005, Mr. Casey has a consulting agreement with the Company of which he receives a monthly fee of $5,000 and a payment of $6,000 at the beginning of each quarter for his services as director of business development. Additionally, Mr. Casey receives $1,000 per month as payment for a car allowance and healthcare costs, reimbursement of actual business related expenses and an office equipped with a computer, fax machine and telephone. He will also receives as compensation a cash bonus of one percent (1%) of all amounts funded to the Company up to $2 million and two percent (2%) of all amounts in excess of $2 million.   Mr. Casey received approximately $40,000 on the closing of the $12 million financing and is entitled to additional amounts as cash is made available to the Company from the restricted accounts.  Mr. Casey’s agreement began on December 22, 2004 and terminates on December 31, 2006, unless terminated sooner in accordance with the agreement. Mr. Casey received $96,000 during the twelve months ended December 31, 2005 for compensation and he received a $40,000 fee for his assistance in securing a $12 million line of credit for the Company.

Mr. Ivins received $34,788 during the twelve months ended December 31, 2005 which consisted of $2,899 per month plus $200 per meeting for each meeting attended. During the year ended December 31, 2004 Mr. Ivins received $4,500 per quarter for his services as chairman of the compensation committee and $1,500 per quarter for services as a member of the audit committee. Mr. Ivins also received $200 per board meeting attended and $850 per month for reimbursement of certain expenses incurred as a director. During the twelve month period ended December 31, 2004, Mr. Ivins earned $32,200 for his board services. On December 21, 2004, Mr. Ivins received a four-year non-qualified stock option to purchase 75,000 shares of Company common stock at an exercise price of $0.75 per share, which options vested immediately.

    Mr. Chase receives $4,500 per quarter for his services as chairman of the audit committee and $1,500 per quarter for services as a member of the compensation committee. Mr. Chase received a bonus of $4,000 during fiscal 2004 for his services to the Company during fiscal 2003. In addition, beginning January 1, 2005, Mr. Chase receives an additional $2,000 per month for services provided to the Company’s management team for total compensation of $48,000. During the twelve months ended December 31, 2004, Mr. Chase earned $28,000 for his board services. Upon joining the Company’s board in April 2003, Mr. Chase received a non-qualified stock option to purchase 250,000 shares of Company common stock at an exercise price of $.50 per share expiring in April 2007.

    For the twelve months ended December 31, 2005 Mr. Cravey received $6,000 in compensation which consists of $1,500 per quarter for his services as a member of the audit committee. During the twelve months ended December 31, 2004, Mr. Cravey earned $3,400 for his board services. Upon joining the Company’s board in March 2004, Mr. Cravey received a non-qualified stock option to purchase 50,000 shares of Company common stock at an exercise price of $2.75 per share expiring March 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 24, 2006, 29,467,741 shares of common stock were outstanding. The following table sets forth, as of such date, information with respect to shares beneficially owned by

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

	Number of Shares		Percentage of
	Beneficially		Outstanding
Name and Address of Beneficial Owner	Owned		Shares

Tabitha Casey	2,711,289	(1)	9.2%
3311 Banbury Place
Houston, Texas 77027

Kevan M. Casey	2,711,289	(2)	9.2%
PO Box 87721
Houston, Texas 77287

Michael Lewis	160,000	(3)	*
2901 W. Sam Houston Pkwy. N. Ste. E-300
Houston, Texas 77043

Nancy Allen	4,997,289	(4)	17.0%
2901 W. Sam Houston Pkwy. N. Ste. E-300
Houston, Texas 77043

Tommy Allen	4,997,289	(5)	17.0%
2901 W. Sam Houston Pkwy. N. Ste. E-300
Houston, Texas 77043

Ramzi Nassar	155,000	(6)	*
2901 W. Sam Houston Pkwy. N. Ste. E-300
Houston, Texas 77043

J. Leonard Ivins	525,000	(7)	1.8%
2036 Brentwood Drive
Houston, Texas 77008

Carl A. Chase	134,445	(8)	*
1117 Herkimer Street
Houston, Texas 77008

Ryan Cravey	16,667	(9)	*
9542 Bending Willow Lane
Houston, Texas 77064

All as a group (8 persons)	8,699,690		29.0%

* Less than one percent (1%)
(1)
Includes options held by Ms. Casey’s husband, Kevan Casey, to purchase 100,000 shares of common stock at an exercise price of $0.50 per share expiring April 16, 2007 and 129,619 shares owned by Ms. Casey’s husband, the record holder.

(2)	Includes options to purchase 100,000 shares of common stock at an exercise price of $0.50 per share expiring April 16, 2007. Includes 6,181,670 shares owned by Mr. Casey’s wife, the record holder.
(3)	Includes an option to purchase 112,500 shares of an exercise price of $2.00.
(4)
Includes options held by Ms. Allen’s husband, Tommy Allen, to purchase 100,000 shares of common stock at an exercise price of $0.50 per share expiring April 16, 2007 and 129,619 shares owned by Ms. Allen’s husband, the record holder

(5)	Includes options to purchase 100,000 shares of common stock at an exercise price of $0.50 per share expiring April 16, 2007. Includes 6,181,671 shares owned by Mr. Allen’s wife, the record holder.
(6)	Includes options to purchase 115,000 shares of common stock at an exercise price of $2.00 per share expiring January 14, 2009.
(7)	Includes options to purchase 525,000 shares of common stock at exercise prices ranging from $0.50 to $3.00 per share expiring from November 28, 2005 to December 29, 2010.
(8)	Includes options to purchase 134,400 shares of common stock at an exercise price of $0.50 per share expiring April 16, 2007.
(9)	Includes options to purchase 16,667 shares of common stock at an exercise price of $2.75 per share expiring March 5, 2008.
(10)	Includes options to purchase 1,031,112 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

At December 31, 2005, a note payable due to one of the Company’s officers totaled $84,000. The note earned interest at 7% per annum, and is due July 1, 2006.

On February 18, 2005, the Company borrowed $135,000 from this same officer. This loan was repaid on March 8, 2005.

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

10.36	2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to Registrant's Definitive Information Statement, dated May 6, 2005) *
10.37	2005 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Definitive Information Statement, dated May 6, 2005) *
23.1	Consent of Lopez, Blevins, Bork and Associates LLP
31.1	Certification of Tommy Allen
31.2	Certification of Phillip Michael Hardy
32.1	Certification for Sarbanes-Oxley Act of Tommy Allen
32.2	Certification for Sarbanes-Oxley Act of Phillip Michael Hardy

* Indicates management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professionals services rendered by Lopez, Blevins, Bork & Associates LLP ("LBB") for the twelve months ended December 31, 2005 was $102,170.  These fees are for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2005, for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for that fiscal year and the restatements of the Comapny's financial statements for the periods March 31, 2004 through and including June 30, 2005.

    The aggregate fees billed by LBB for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004, and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for that fiscal year were $35,200.

The aggregate fees billed by Gerald R. Hendricks & Company, P.C. (Hendricks) for professional services rendered for the review of the Company’s Form S-8 and two Form SB-2’s filed by the Company with the SEC during fiscal 2004 were $11,250.

All Other Fees

Other than the services described above under Audit Fees, for the fiscal years ended December 31, 2005 and 2004, neither Malone & Bailey nor LBB received any other fees.

Audit Committee Pre-Approval Policies and Procedures

The 2005 and 2004 audit services provided by Malone & Bailey and LBB were approved by the Audit Committee. The Audit Committee implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by the Company’s independent accountants and the estimated fees related to these services. During the approval process, the Audit Committee considers the impact of the types of services and related fees on the independence of the auditor. These services and fees deemed compatible with the maintenance of the auditor’s independence, including compliance with the SEC rules and regulations.

Throughout the year, the Audit Committee reviews revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

eLINEAR, INC.
By: /s/ Tommy Allen___________
Tommy Allen, Chief Executive Officer
Date: July 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Carl A. Chase	/s/ Tommy Allen

Carl A. Chase Chairman of the Board	Tommy Allen Chief Executive Officer and Director

/s/ Phillip Michael Hardy	/s/ J. Leonard Ivins

Phillip Michael Hardy President, Principal Financial Officer and Director	J. Leonard Ivins Director

/s/ Ryan Cravey

Ryan Cravey Director

Exhibit No.	Description

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

10.36	2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to Registrant's Definitive Information Statement, dated May 6, 2005) *
10.37	2005 Stock Option Plan (incorporated by reference to Exhibit A to Registrant's Definitive Information Statement, dated May 6, 2005) *
23.1	Consent of Lopez, Blevins, Bork and Associates LLP
31.1	Certification of Tommy Allen
31.2	Certification of Phillip Michael Hardy
32.1	Certification for Sarbanes-Oxley Act of Tommy Allen
32.2	Certification for Sarbanes-Oxley Act of Phillip Michael Hardy

* Indicates management contract or compensatory plan or arrangement.