Form 10QSB
period 2006-03-31
ELINEAR INC
filed 2006-07-18
CIK 1001903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

(713) 896-0500
(Issuer's telephone number)

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

As of April 24, 2006, there were outstanding 29,467,741 shares of common stock, $.02 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

eLINEAR, INC.
AND SUBSIDIARIES
INDEX TO FORM 10-QSB
March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets:
Cash	$422,476	$444,811
Cash in restricted accounts	774,512	768,334
Accounts receivable, net	3,071,029	4,369,037
Inventory	744,717	1,146,451
Other current assets	107,646	189,237
Total current assets	5,120,380	6,917,870
Property and equipment, net	585,466	669,290
Goodwill	1,100,000	1,100,000
Deposits	46,871	61,723
Total assets	$6,852,717	$8,748,883

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable, trade	$2,979,951	$2,588,578
Line of credit, revolver	2,874,180	3,847,926
Accrued liabilities	1,459,931	1,297,446
Notes payable, net	1,444,230	1,755,700
Compound embedded derivative current	176,702	198,260
Total current liabilities	8,934,994	9,687,910
Long-term debt, net	366,392	321,076
Compounded embedded derivative liability- non-current	15,946	45,536
Warrant liabilities	787,495	1,118,477
Total liabilities	10,104,827	11,172,999
Minority liability	--	80,225
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $.02 par value, 10,000,000 shares authorized, none issued
Common stock, $.02 par value, 100,000,000 shares authorized	584,616	554,076
Additional paid-in capital	10,095,191	9,765,125
Accumulated deficit	(13,931,917)	(12,823,542)
Total shareholders’ deficit	(3,252,110)	(2,504,341)
Total liabilities and shareholders’ deficit	$6,852,717	$8,748,883

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	For the Three Months Ended March 31,

	2006		2005
			Restated
Revenue:
Products	$5,491,164		$4,860,442
Services	1,020,160		625,580
Other	15,093		26,253
Total revenue	6,526,417		5,512,275

Cost of revenue:
Products	4,406,407		4,270,339
Services	752,031		329,418
Total cost of revenue	5,158,438		4,599,757
Gross profit	1,367,979		912,518

Operating expenses:
Selling, general and administrative expenses:
Payroll and related expenses	1,437,334		1,806,743
Office administration	373,100		370,742
Professional services	475,090		410,764
Other	127,134		1,394,906
Total selling, general and administrative	2,412,658		3,983,155
Depreciation and amortization	84,264		133,051
Total operating expenses	2,496,922		4,116,206

Loss from operations	(1,128,943)		(3,203,688)

Other income (expense):
Interest, net	(389,352)		(129,827)
Change in fair value of derivatives	382,130		1,511,805
Other	27,790		18,756
Total other income (expense)	20,568		1,400,734
Net (loss)	$(1,108,375)		$(1,802,954)
Net (loss) per share:
Basic and diluted	$(0.04)	$	(0.08)
Weighted average number of common shares outstanding:
Basic and diluted	28,199,813		22,178,405

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
		Restated

Cash flows used in operating activities:
Net loss	$(1,108,375)	$(1,802,954)
Depreciation	84,264	133,044
Gain on sale of property and equipment	(27,791)	--
Bad debt expense	8,118	42,328
Amortization of debt discounts	(222,997)	57,967
Change in fair value of derivatives	(382,130)	(1,511,805)
Stock and stock option based compensation	160,606	807,327
Extension of warrant expiration date	--	27,871
Minority interest	(80,225)	--
Changes in assets and liabilities:
Accounts receivable	1,289,890	867,784
Inventory	401,734	(261,624)
Other current assets	81,591	(3,757)
Accounts payable	391,373	187,784
Accrued liabilities	162,485	935,654
Net cash provided (used) in operating activities	758,543	(520,381)

Cash flows from investing activities:
Purchase of property and equipment	(45,149)	(68,089)
Proceeds from sale of property and equipment	72,500	--
Acquisition of joint venture	200,000	--
Cash in restricted account	(6,178)	--
Deposits	14,852	(10,605)
Net cash provided (used) in investing activities	236,025	(78,694)

Cash flows from financing activities:
Proceeds from revolver, net	(973,746)	2,736,000
Proceeds from upfront financing cost	--	(449,484)
Payment of financing agreement	(43,157)	(835,039)
Proceeds from exercise of stock options	--	16,750
Net cash provided (used) by financing activities	(1,016,903)	1,468,227

Net increase (decrease) in cash	(22,335)	869,153
Cash and cash equivalents, beginning of period	444,811	898,869
Cash and cash equivalents, end of period	$422,476	$1,768,022

Supplemental cash flow disclosures:
Supplemental non-cash disclosures	$--	$71,859
Debt converted into equity	$--	$275,000

See accompanying notes to unaudited consolidated financial statements.

eLINEAR, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

Note 1. Organization and Nature of Business

STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements of eLinear, Inc. and Subsidiaries (the "Company" or "eLinear") have been prepared pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Operating results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Note 2. Stock Options

In December 2004, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. SFAS No. 123(R) was adopted by the Company on January 1, 2006. The Company previously accounted for stock awards under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations.

The Company adopted SFAS No. 123(R) using the modified prospective application method described in the statement. Under the modified prospective application method, the Company applied the standard to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. For options outstanding as of December 31, 2005, the Company recorded expense associated with options that vest during the quarter ended March 31, 2006 using the grant date fair value. During the quarter ended March 31, 2006, the Company issued 310,000 incentive options to its employees vesting generally over four years at the fair market price of the Company’s common stock on grant date, and 150,000 non-qualified stock options to one employee vesting immediately with a stock price of $.05. The Company used the Black-Scholes option pricing model and recorded $34,843 of expense in relation to these options. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 102%, risk-free interest rate of 5.0%, and expected life of four years.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry-forwards. Accordingly, because the Company is not currently able to realize these excess tax benefits, such benefits have not been recognized in the statement of cash flow for the quarterly period ended March 31, 2006.

At March 31, 2006, the Company had stock-based compensation plans, which are more fully described in Note 9 in the Company's Annual Report on Form 10-KSB.

Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS 123, the Company’s March 31, 2005 net loss would have been changed to the pro forma amounts indicated below.

Three Months Ended
March 31, 2005
(Restated)
Net loss, as reported	$(1,802,954)
Add: Stock-based compensation as reported in net loss`	50,015
Stock based compensation under fair value method	(415,190)
Pro forma net income (loss)	$(2,168,129)
Net income (loss) per share:
Basic loss per common share - as reported	$(0.08)
Basic loss per common share - pro forma	$(0.10)
Diluted loss per common share - as reported	$(0.08)
Diluted loss per common share - pro forma	$(0.10)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 102%, risk-free interest rate of 5.0%, and expected life varies for each option between 48 months and 132 months.

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

The Laurus revolver provides for borrowings of up to the lesser of; (i) $3 million or (ii) 90% of the Company's eligible accounts receivable. The Company borrowed $1,000,000 under the revolving facility on the date of the agreement. The revolving credit facility has a term of three years and accrues interest on outstanding balances at the rate of prime (7.75% as of March 31, 2005) plus 0.75% (with a minimum rate of 4.75%). The Company is permitted to go over its borrowing limit, which is referred to as getting an “overadvance,” if the Company gets the approval of Laurus. These advances typically accrue interest at a rate of 1.5% per month, but until August 2004, the Company is not required to pay this interest amount on any overadvances. In October 2004, Laurus agreed to fund an additional $500,000, which loan was not deemed an overadvance. This credit facility is secured by all of the Company’s assets.

    The term note has a term of three years. No amounts are owed under this note at March 31, 2006.

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

March 31, 2006

For the three months ended March 31, 2006, the Company used an underlying stock price of $0.31 per share; no dividends; a risk free rate of 5.0%; and volatility of 102%. The resulting aggregate value of the warrants as of March 31, 2006 equaled $64,504.

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

Compound Embedded Derivative Liability

Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Derivative Liability with Compound Embedded Derivatives was computed at $15,945 at March 31, 2006.,
Probability-Weighted Expected Cash Flow Methodology

	Compound Embedded Derivative Liability
	February 23, 2004	March 31, 2005	March 31, 2006
Assumptions	(Inception)
Risk Free interest rate	2.21%	4.18%	4.82%
Prime Rate
Increasing .25% each quarter of first year	4%	6.75%	7.75%
Timely registration
Increasing by 1% monthly up to 99%	95%	85%	85%
Default status
Increasing by .1% monthly	5%	10%	10%
Alternative financing available and exercised
Increasing 2.5% monthly up to 25%	--%	--%	--%
Trading volume, gross monthly dollars
Monthly increase	2%	2%	5%
Annual growth rate of stock price	31%	31.5%	31.9%
Future projected volatility	102%	86%	86%
Ownership limitation
Monthly increase	1%	1%	1%
Reset Provision
Increasing 5% monthly up to 25%	--%	--%	--%

The decrease in the fair value of the compound embedded derivative liability of approximately $29,000 and $117,0004 was recorded for the three months ended March 31, 2006 and 2005, respectively.

The balance of the notes, net of unamortized discount was $3,240,572 as of March 31, 2006, of which $2,874,180 is current.

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

In using the Black Scholes option-pricing model, the Company used an underlying stock price of $0.31 per share; no dividends; a risk free rate of 5.0%; and volatility of 102%

as March 31, 2006. he resulting aggregate allocated value of the warrants as of March 31, 2006 equaled $363,346. The change in fair value of $133,109 was recorded for the three months ended March 31, 2006.

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

In accordance with EITF 00-19, the Company recorded the warrants issued as derivative liabilities. The Company used the following assumptions in using the Black Scholes option-pricing model at July 14, 2005; an expected life equal to the contractual life of the warrants (seven years); underlying stock price of $0.93, no dividends; a risk free rate of 3.98%; and volatility of 87%. The Company preformed the same calculations at March 31, 2006, to revalue the warrants as of that date. In using the Black Scholes option-pricing model, the Company used an underlying stock price of $0.31 per share, no dividends; a risk free rate of 5.00%; and volatility of 102%. The resulting aggregate value of the warrants as of March 31, 2006 equaled $206,876. The change in the fair value of $73,395 was recorded for the three months ended March 31, 2006.

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

Compound Embedded Derivative liability

Using a layered discounted probability-weighted expected cash flow methodology, the fair value of the Compound Embedded Derivative Liability was computed at $176,702 as of and March 31, 2006. The model replicated the economics of the Notes and applied different events based on various conditions likely to occur over the life of the Notes. Multiple scenarios were used in the model and the underlying assumptions below were applied. The value of this single, compound embedded derivative instrument was bifurcated from the debt host contract and recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) to the notional amount of the Notes.

Probability-Weighted Expected Cash Flow Methodology

	Compound Embedded Derivative Liability
	February 28, 2005	March 31, 2006
Assumptions	(Inception)
Risk Free interest rate	3.75%	4.82%
Prime Rate
Increasing .25% each quarter of first year	5.5%	7.75%
Timely registration
Increasing by 1% monthly up to 99%	95%	85%
Default status
Increasing by .1% monthly	5%	10%
Alternative financing available and exercised
Increasing 2.5% monthly up to 10%	--%	--%
Trading volume, gross monthly dollars
Monthly increase	5%	5%
Annual growth rate of stock price	31.70%	31.9%
Future projected volatility	88%	75%
Ownership limitation
Monthly increase	1%	1%
Reset Provision
Increasing 5% monthly up to 25%	0.85%	0.50%

The decrease in the fair value of the derivative liability of $21,558 was recorded for the period ended March 31, 2006.

    The balance of the notes payable under the 2005 funding are $1,444,230, net of discounts.

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

Note 4. Common Stock

During the three months ended March 31, 2006, the Company issued 351,000 shares of common stock for services valued at $125,763 using the stock price on the date issued. The Company issued 1,176,000 shares in connection with the acquisition of eLinear Middle East, LLC FZ.

Note 5. Common Stock Warrants

In connection with the equity (Note 6) and debt (Note 5) fundings, the Company issued warrants to acquire common stock at various prices. The following table summarizes the warrants outstanding as of March 31, 2005:

Exercise Price	Financing Date	Outstanding Warrants	Expiration Date
1.89	January 2004	1,296,388	January 2009
3.00	February 2004	676,500	February 2009
1.90	October 2004	150,000	October 2011
3.50	February 2004	200,000	February 2011
3.19	February 2004	50,000	February 2011
3.22	February 2004	40,000	February 2011
1.25	February 2005	1,800,000	February 2012
1.75	July 14, 2005	525,000	July 2012
1.50	July 14, 2005	466,667	July 2012
Total		5,204,555

All warrants are exercisable at March 31, 2006. The Company has not filed and is not required to file a registration statement for the warrants issued for its December 2003 financing.

In accordance with EITF 00-19, the Company recorded warrants issued in conjunction with the January 2004 Private Placement as derivative liabilities. The Company used the following assumptions in using the Black Scholes option-pricing model as of March 31, 2006; an expected life equal to the contractual life of the warrants (five years); underlying stock price of $0.31, no dividends; a risk free rate of 5.00%; and volatility of 102%, with resulting value of $109,804. The change in the fair value of $96,715 was recorded for the three months ended March 31, 2006.

In accordance with EITF 00-19, the Company recorded warrants issued in conjunction with the February 2004 Private Placement as derivative liabilities. The Company used the following assumptions in using the Black Scholes option-pricing model as of March 31, 2006; an expected life equal to the contractual life of the warrants (five years); underlying stock price of $0.31, no dividends; a risk free rate of 5.00%; and volatility of 102%, with resulting value of $109,804. The change in the fair value of $29,186 was recorded for the three months ended March 31, 2006.

Note 6. Significant Concentration

One customer accounted for approximately 13% of sales for the three months ended March 31, 2006. No other customers represented more than 10% of sales of the Company for that period. The Company had one customer which had in excess of 10% of the Company’s accounts receivable balance at March 31, 2006. This customer had 12% of the Company’s accounts receivable balance.

Note 7.   Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in accordance with SFAS No.128 Earnings Per Share. Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method) and convertible notes (on an as-if-converted basis) outstanding during the period. During the three months ended March 31, 2005 options to purchase  3,821,250 shares of common stock, warrants to purchase 5,204,555 shares of common stock and 8,587,241 shares of common stock issuable upon the conversion of the Laurus credit facility were excluded from the calculation of earnings per share since their inclusion would be antidilutive. During the periods ended March 31, 2006 and 2005 there were no convertible preferred stock outstanding.

Note 8. Industry Segments

The Company has adopted the provisions of Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information” ("SFAS 131"). At March 31, 2006, the Company's four business units, NetView, NewBridge, eLinear and TanSeco, have separate management teams and infrastructures that offer different products and services.

FOR THE THREE MONTHS ENDED MARCH 31, 2006

Dollars $	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	19,065	4,442,171	933,721	1,131,461	6,526,417
Segment loss	(837,374)	(101,698)	(21,274)	(148,029)	(1,108,375)
Total assets	1,435,583	2,778,964	1,561,050	1,077,119	6,852,717
Capital expenditures	--	41,749	--	--	45,149
Depreciation	22,696	45,055	1,476	15,037	84,264

FOR THE THREE MONTHS ENDED MARCH 31, 2005
(Restated)
Dollars $	Consulting Services	Network and Storage Solutions	Communications Deployment	Security Solutions	Consolidated
Revenue	5,212	4,378,381	319,452	809,230	5,512,275
Segment loss	(998,836)	(495,870)	(29,037)	(279,211)	(1,802,954)
Total assets	2,493,097	3,630,505	1,540,012	1,707,509	9,371,123
Capital expenditures	27,729	24,473	--	15,887	68,089
Depreciation	24,932	32,918	1,476	73,725	133,051

The accounting policies of the reportable segments are the same. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation expense, accounting changes and non-recurring items.

Note 9. Financial Condition And Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has negative working capital of $3,814,614 and has incurred losses of $1,108,375 during the three months ended March 31, 2006 and there is substantial doubt as to the Company's ability to achieve profitable operations.

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

Note 10 .Legal Proceedings

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

In December 1999, the Company counter-sued Chris Sweeney in a lawsuit captioned eLinear Corporation v. Chris Sweeney, United States District Court, District of Colorado, Case Number 99WM-2434. The complaint sought a determination of the rights of the parties with respect to the termination of Chris Sweeney's employment agreement with Imagenuity. The lawsuit was indefinitely stayed pending resolution of the Florida litigation discussed above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company's financial condition as of March 31, 2006, and its results of operations for the three month periods ended March 31, 2006 and 2005, should be read in conjunction with the audited consolidated financial statements and notes included in eLinear's Form 10-KSB filed with the Securities and Exchange Commission.

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

•
Security solutions. Through TanSeco the Company has business centered on premise security solutions which includes a three-year contract with RadioShack Corporation to install kiosks throughout the United States, 24X7 security monitoring contracts with a variety of commercial customers and project work installing security devices and fiber/cable in client locations across the US

The Company has operated as a technology consulting business since December 1999. It acquired its Internet consulting business as a result of a reverse merger with Imagenuity in 1999. Since 1999 to date, its Internet consulting business consisted of Internet consulting services, creative web site design, web site content management and software and technical project management and development services. For the Three Months ended March 31, 2006, the consulting segment contributed less than 1% of the Company’s revenue. From 1995, its inception, the Company, which at the time was named Kinetics.com, was engaged in marketing proprietary software programs for use on the world wide web of the Internet. Kinetics.com marketed two software programs designed for use on the Web in 1995 and 1996. During 1996, several creditors of Kinetics.com obtained court judgments against it as a result of non-payment of financial obligations and in 1997, Kinetics.com transferred all of its assets to an unaffiliated third party. Subsequent to the asset transfer, the only activities of Kinetics.com consisted of negotiating settlements with its creditors and attempting to identify a suitable acquisition or merger candidate. While Kinetics.com was the survivor in the merger, from an accounting standpoint, the transaction was accounted for as though it was a recapitalization of Imagenuity and a sale of shares by Imagenuity in exchange for the net assets of Kinetics.com. On July 31, 2000, it changed its name to eLinear, Inc.

The Company completed the acquisitions of NetView and NewBridge during 2003. In April 2003, eLinear issued 12,961,979 shares of common stock for all of the outstanding common stock of NetView. After the merger the stockholders of NetView owned approximately 90% of eLinear.

Although NetView became its wholly owned subsidiary, for accounting purposes this transaction was treated as an acquisition of eLinear and a recapitalization of NetView using the purchase method of accounting. The acquisition resulted in goodwill of $451,920. In March 2004, the Company recorded impairment expense totaling $451,920 related to 100% of the goodwill related to the 2003 eLinear acquisition. In March 2004, the consulting services reporting unit lost its largest consulting contract and the other operations that had been acquired in the eLinear purchase had declined due to the loss of key employees after the acquisition. During the three months ended June 30, 2004, the Company recognized only $220 of revenue from the consulting services business segment. Based on projected estimated future cash flows from the reporting unit purchased in 2003, management determined a full impairment charge was required. NetView contributed 68% of eLinear’s revenue for the three months ended March 31, 2006.

In July 2003, eLinear completed the acquisition of all the outstanding shares of NewBridge. Pursuant to the transaction, eLinear issued 850,000 shares of common stock valued at $1,062,500, using the average of the bid and asked prices on July 31, 2003, and options to purchase 300,000 shares of common stock valued at $274,000, using Black Scholes, to the shareholders of NewBridge. The acquisition was accounted for using the purchase method of accounting resulting in goodwill of $1,491,102, as restated. In September 2004, the Company recorded impairment expense totaling $391,114 related to a portion of the goodwill related to the NewBridge acquisition. The Company performed a valuation analysis of the discounted projected estimated future cash flows from the reporting unit. Based on the valuation analysis, the Company elected to write down the goodwill for NewBridge to $1,100,000 resulting in the impairment charge. NewBridge contributed 17% of eLinear's revenue for Three Months ended March 31, 2006.

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

Goodwill

As of March 31, 2006, the Company had $1,100,000 of goodwill resulting from the acquisition of NewBridge Technologies, Inc. Goodwill represents the excess of cost over the fair value of the net tangible assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting segment in which the goodwill is reported declines. In September 2004, the Company recorded impairment expense totaling $391,114 related to a portion of the goodwill related to the NewBridge Technologies, Inc. acquisition in July 2003. The Company performed a valuation analysis of the discounted projected estimated future cash flows from the reporting unit. Based on the valuation analysis, the Company elected to write down the goodwill for NewBridge to $1,100,000 resulting in the impairment charge. Due to the large amount of goodwill presently included in its financial reports, if impairment is required, its financial condition and results would be negatively affected.

Accounting for Stock-Based Compensation

SFAS No. 123(R) require all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption pro-forma disclosure will no longer be an alternative to financial statement recognition. The Company adopted the provisions of SFAS No. 123(R) in the first quarter of 2006. The Company uses the modified prospective method of adoption and e uses the Black-Scholes option pricing model to value share-based payments. The fair value of stock option grants under the employee stock purchase plan required expensed for the three months ended March 31, 2006 was $34,843.

Statement No. 123(R) also requires the benefit related to income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry-forwards. Accordingly, because the Company is not currently able to realize these excess tax benefits, such benefits have not been recognized in the statement of cash flow for the quarterly period ended March 31, 2006.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of its customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to its consolidated results of operations or financial position. As of March 31, 2006, the Company maintained an allowance for doubtful accounts of $152,001, which allowance was 5% of total accounts receivable as of that date.

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

The value of the derivative liabilities relating to the credit facilities in the quarterly financial statements are subject to the changes in the trading value of the Company’s common stock and other assumptions. As a result the Company’s quarterly financial statements may fluctuate from quarter to quarter based on factors such as trading value of the Company’s Common Stock, the amount of shares converted by Laurus in connection with the Laurus credit facilities and exercised in connection with the Warrant outstanding. Consequently, the Company’s consolidated financial position and results of operations may vary from quarter to quarter based on conditions other than the Company’s operating revenue and expenses. See Notes 3 and 5 regarding valuation methods used for derivative liabilities.

Derivative financial instruments that are not designated as hedges or that do not meet the criteria for hedge accounting under SFAS No. 133 are recorded at fair value, with gains or losses reported currently in earnings. All derivative financial instruments held by the Company as March 31, 2006 were not designated.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Three Months Ended March 31, 2006 and Three Months Ended March 31, 2005

Revenue Total revenue for the three months ended March 31, 2006 was $6,526,417 which was an increase of 18.4% over the prior year period of $5,512,275. The Company concentrates its efforts on building expertise in the areas of convergence of communications with information technology and in sophisticated information security and physical security technologies. Revenue generated from the network and storage solutions business segment for the Three Months ended March 31, 2006 was $4,442,171, which was relatively flat compared to $4,378,381 for the first Three Months of 2005. The network and storage solutions business segment contributed 68% of total revenue for the current three month period, down from 70% in 2005. The Company has begun adding new personnel and is offering new service solutions to the market and expects a higher rate of growth in this area in the future. Revenue from communications solutions more than doubled for the Three Months of 2006 to $933,721, an increase of 192% for the three months ended March 31, 2006 compared to the comparable period in 2005, and represented 14% of total revenue. Security solutions brought in revenue that totaled $1,131,461 in the first Three Months of 2006 which was an increase of 40% over the comparable period in 2005.

Of the revenue generated for the three months Ended March 31, 2006, one customer in the medical vertical market provided in excess of 10% of the Company's revenue contributing 12% of the revenue. No other customer provided more than 10% of the Company’s revenue for the 2006 period.

Cost of sales. Total cost of sales for the and three months ended March 31, 2006 was $5,158,438 an increase of $558,681 or 12%, over the prior year period of $4,599,757. Trends in cost of goods sold for the company is influenced by how the mix of services versus products changes. Lower margin, but high volumes of products are reflected in higher cost of goods sold. Cost of Services as a percent of revenue was 74% in 2006 versus 93% in the same nine month period in 2005. Product cost was 80% of revenue for 2006 compared to 89% in 2005.

For the network and storage solutions business segment, cost of sales is comprised of the costs associated with acquiring hardware and software to fill customer orders. For the consulting services business segment, cost of sales consists of full-time personnel and contract employee costs associated with projects eLinear provides to its customers for a fee. For the communications deployment business segment, cost of sales consists of materials and personnel to build the customer infrastructure. The increase in cost of sales was due to the cost of procuring hardware and software to fill an expanded number of customer orders. The Company’s principal suppliers of hardware and software products are Hewlett Packard and Cisco Systems. The Company anticipates they will continue to be its principal suppliers in the future. Total hardware and software costs amounted to $4,406,407 for the three months ended March 31, 2006 compared to $4,270,339 for the same period in 2005.

Gross profit. Total gross profit increased from $912,518 for the three months ended March 31, 2005, to $1,367,979 for the three months ended March 31, 2006, an increase of $455,461 or 49.9%. Total gross profit as a percentage of revenue increased from 17% for the three months ended March 31, 2005 to 21% for the current year period. More emphasis on higher margin services relative to product sales resulted in higher gross profit percentages overall as the total volume of services grew from $625,800 for the first three months of 2005 to $1,020,160 for the comparable period in 2006.

Operating expenses. Total operating expenses for the Three Months ended March 31, 2006 were $2,496,922, a decrease of $1,619,284, or 39% less than prior year period of $4,116,206. The various components of this decrease are as follows:

• The Company spent $64,326 more for professional services for the first three months of 2006 as compared to 2005. This increase was primarily for accounting services related to the restatement of financial statements relating to the adoption of new accounting treatment and disclosures for borrowings. Payroll expense decreased 20% or by $369,409 for the three months ended March 31, 2006 versus the comparable period in 2005 due to the implementation of a cost cutting program which reduced the number of personnel in all areas.

• Office administration expenses remained relatively flat at $373,100 for the Three Months ended March 31, 2006 compared to $370,742 for the comparable prior year period. The components of office administration are office rent expense, office expenses, staff development and dues and subscriptions.

• Other expenses decreased by 91% in the first three months of 2006 or $1,267,772. The primary reason for the decrease was that the Company conducted an investor awareness/marketing program in 2005 which was not continued in 2006. The Company spent approximately $1,048,000 for this program for the 2005 period.

Depreciation. Depreciation expense decreased to $84,264 for the three months ended March 31, 2006 from $133,051 for the same period in 2005 due to a decrease in the value of assets being depreciated in the three months ended March 31, 2006 compared to the same period in 2005.

Interest expense. Interest expense for the three months ended March 31, 2006 increased to $399,352 from $(205,746) reflecting the interest paid on the revolving and term credit facilities including amortizations of discounts.

Change in fair value of derivative. Derivative liabilities in connection with the Laurus credit facility and common stock warrants resulted in income of $382,130 for the three months ended March 31, 2006 compared to income of $1,511,805 for the same period of 2005. The changes in valuation of the derivatives is the result of changes in valuation variables such as interest rates, underlying common stock prices and volatility in addition to changes in the number of warrants issued in relation to the host debt.

Net loss. The net loss for the three month ended March 31, 2006,was $1,108,375 or $(0.04) per share basic and diluted, compared to net loss of $1,802,954 or $(0.08) per share basic and diluted, for the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

The following summary table presents comparative cash flows of the Company for the Three Months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Net cash provided by (used in) operating activities	$758,543	$(520,381)
Net cash provided by (used in) investing activities	$236,025	$(78,694)
Net cash provided by (used in) financing activities	$(1,016,903)	$1,468,227

Changes in cash flow. Net cash provided in operating activities for the three months ended March 31, 2006, was $758,543 compared to net cash used in operating activities of $520,381 for the prior year period. This was an increase of $1,278,924 over the prior year period. The primary components of net cash provided (used) in operating in activities for fiscal 2006 were a net loss of $1,108,375 decreases in accounts receivable resulting from increased collection activity when compared to the prior fiscal period and decreases in inventory as a result of better inventory management . The cash provided by operating activities also included an increase in accrued liabilities and accounts payable. Cash provided in investing activities increased by $314,719 primarily due to proceeds from a sale of property and equipment and the acquisition of a joint venture decrease of capital expenditures, increase in deposits for the current fiscal period The Company purchased $45,149 equipment and furniture, during the current period compared to $68,089 in the three months ended March 31, 2005. Cash used by financing activities increased from a net provision of cash of $1,468,227 to a use of $1,016,903 for the prior year fiscal period due primarily to a reduction in the use of the revolving line of credit.

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

Liquidity. As of March 31, 2006, the Company had cash balances in non-restricted accounts of $422,476 and negative working capital of approximately $3,800,000. On July 14, 2005, the Company supplemented its February 2005 financing agreement and will transfer $2,736,000 classified as “Notes payable and rescission liability” to long-term debt on its financial statements as of July 31, 2005. The Company has completed two financings and two sales of stock during 2004 and 2005, all of which included warrants. If all the warrants outstanding are exercised the Company could raise up to approximately $9.5 million.

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

The Company's auditors have expressed a going concern in their audit opinion.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

Item 3. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 (Exchange Act”) the Company carried out an evaluation, under supervision and with the participation of management, including its Chief Executive Officer and Principal Accounting Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006, to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

During March of 2006 the Company issued 588,000 shares to each of two individuals for a total of 1,196,000 shares as part of an adjustment of the Company’s ownership and capital investment in eLinear Middle East, FZ, LLC. at a value of $100,000 each or $200,000.

During the three months ended March 31, 2006, the Company issued 351,000 shares of common stock for services valued at $125,763.

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

During the quarter ended March 31, 2006, the Company did not make any repurchases of its common stock.

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

eLINEAR, INC.

Date: July 18, 2006	By:	/s/ Tommy Allen
Tommy Allen
Chief Executive Officer

eLINEAR, INC.

Date: July 18, 2006	By:	/s/ Phillip Michael Hardy
Phillip Michael Hardy
President and Principal Financial and Accounting Officer